Form 10-Q
period 2012-06-30
Special Value Continuation Partners, LP
filed 2012-08-14
CIK 1370754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 814-00897

Special Value Continuation Partners, LP

(Exact Name of Registrant as Specified in Charter)

Delaware	68-0631675
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

2951 28th Street, Suite 1000 Santa Monica, California	90405
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (310) 566-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Special Value Continuation Partners, LP

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Statements of Assets and Liabilities

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Investments, at fair value:
Unaffiliated issuers (cost of $435,413,680 and $380,905,101, respectively)	$335,442,072	$287,312,979
Controlled companies (cost of $26,711,048 and $26,711,048 respectively)	1,305,748	740,761
Other affiliates (cost of $90,194,742 and $92,886,265, respectively)	115,570,517	90,906,796
Total investments (cost of $552,319,470 and $473,791,366, respectively)	452,318,337	378,960,536

Cash and cash equivalents	11,208,200	10,831,678
Accrued interest income:
Unaffiliated issuers	5,176,675	5,505,427
Affiliates	1,110,806	783,375
Receivable for investments sold	213,554	4,297,270
Deferred debt issuance costs	917,972	1,137,513
Unrealized appreciation on swaps	437,912	172,424
Receivable from parent	1,292	-
Prepaid expenses and other assets	529,322	1,364,958
Total assets	$471,914,070	$403,053,181

Liabilities
Credit facility payable	17,000,000	29,000,000
Payable for investments purchased	2,176,789	267,911
Payable to the Investment Manager	492,818	175,929
Management and advisory fees payable	-	565,599
Interest payable	34,528	75,668
Accrued expenses and other liabilities	425,615	895,354
Total liabilities	20,129,750	30,980,461

Preferred equity facility
Series A preferred limited partner interests in Special Value Continuation Partners, LP; $20,000/interest liquidation preference; 6,700 interests authorized, issued and outstanding	134,000,000	134,000,000
Accumulated dividends on Series A preferred equity facility	533,052	466,418
Total preferred limited partner interests	134,533,052	134,466,418

Net assets applicable to common limited and general partners	$317,251,268	$237,606,302

Composition of net assets applicable to common limited and general partners
Paid-in capital	$441,328,968	$358,636,781
Accumulated net investment income	26,991,635	22,653,795
Accumulated net realized losses	(51,093,291)	(48,708,032)
Accumulated net unrealized depreciation	(99,976,044)	(94,976,242)
Net assets applicable to common limited and general partners	$317,251,268	$237,606,302

See accompanying notes.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Statement of Investments (Unaudited)

June 30, 2012

Showing Percentage of Total Cash and Investments of the Partnership

			Percent of
	Principal	Fair	Cash and
Investment	Amount	Value	Investments

Debt Investments (82.23%)
Bank Debt (61.47%) (1)
Accounting, Tax Preparation, Bookkeeping, and Payroll Services (4.29%)
Expert Global Solutions, LLC, Senior Secured 1st Lien Term Loan B, LIBOR + 6.75%, 1.25% LIBOR Floor, due 4/2/18	$4,937,625	$4,919,109	1.06%
Expert Global Solutions, LLC, Senior Secured 2nd Lien Term Loan, LIBOR + 9.5%,1.5% LIBOR Floor, due 10/2/18	$15,000,000	14,985,000	3.23%
Total Accounting, Tax Preparation, Bookkeeping, and Payroll Services		19,904,109

Business Support Services (4.17%)
STG-Fairway Acquisitions, Inc., Senior Secured 2nd Lien Term Loan, 12.5%, due 12/29/15	$19,287,932	19,345,796	4.17%

Computer Equipment Manufacturing (2.09%)
ELO Touch Solutions, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 10.5%, 1.5% LIBOR Floor, due 12/4/18	$10,000,000	9,700,000	2.09%

Commercial and Industrial Machinery and Equipment Rental and Leasing (3.78%)
Sky Funding AMR Lease Portfolio, Senior Subordinated 1st Lien Term Loan, 10%, due 9/6/16 - (Ireland)	$17,000,000	17,544,000	3.78%

Communications Equipment Manufacturing (2.07%)
Mitel US Holdings, Inc., 2nd Lien Term Loan, LIBOR + 7%, due 8/16/15	$9,951,762	9,578,571	2.07%

Data Processing, Hosting, and Related Services (1.61%)

The Telx Group, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 6.5%, 1.25% LIBOR Floor, due 9/22/17	$7,443,771	7,462,381	1.61%

Electronic Shopping and Mail-Order Houses (2.76%)
Shopzilla, Inc., Senior Secured 2nd Lien Term Loan, 13%, due 6/1/14	$12,827,317	12,795,248	2.76%

Full-Service Restaurants (3.20%)
RM Holdco, LLC, Subordinated Convertible Term Loan, 1.12% PIK, due 3/21/18 (2)	$5,061,923	5,061,923	1.09%
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 11%, due 3/19/16 (2)	$3,748,607	3,748,607	0.81%
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B, 12% Cash + 7% PIK, due 3/19/16 (2)	$6,019,219	6,019,219	1.30%
Total Full-Service Restaurants		14,829,749

Gambling Industries (3.39%)
Golden Gaming, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 7% Cash + 1% PIK, 2% LIBOR Floor, due 4/15/16	$16,014,667	15,694,373	3.39%

Grocery Stores (3.23%)
Bashas, Inc., Senior Secured 1st Lien FILO Term Loan, LIBOR + 9.35%, 1.5% LIBOR Floor, due 12/28/15	$14,595,578	14,960,467	3.23%

Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing (0.67%)
Precision Partners Holdings, 1st Lien Delayed Draw Term Loan, Prime + 6.5%, 4.5% Prime Floor, due 10/1/13	$184,404	183,482	0.04%
Precision Partners Holdings, 1st Lien Term Loan, Prime + 6.5%, 4.5% Prime Floor, due 10/1/13	$2,927,644	2,913,005	0.63%
Total Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing		3,096,487

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Statement of Investments (Unaudited) (Continued)

June 30, 2012

Showing Percentage of Total Cash and Investments of the Partnership

			Percent of
	Principal	Fair	Cash and
Investment	Amount	Value	Investments

Debt Investments (continued)
Motion Picture and Video Industries (3.18%)
CKX Entertainment, Inc., Senior Secured 1st Lien Term Loan, 9%, due 6/21/17	$9,462,231	$7,806,341	1.68%
CKX Entertainment, Inc., Senior Secured 2nd Lien Term Loan, 13.5%, due 6/21/18	$7,569,785	6,964,202	1.50%
Total Motion Picture and Video Industries		14,770,543

Motor Vehicle Parts Manufacturing (2.96%)
Diversified Machine, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 7.75%, 1.5% LIBOR Floor, due 12/1/16	$14,222,302	13,724,521	2.96%

Other Telecommunications (2.17%)
Gogo, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 9.75%, 1.5% LIBOR Floor, due 6/21/17	$10,297,483	10,040,046	2.17%

Other Financial Investment Activities (1.40%)
Marsico Capital Management, Senior Secured 1st Lien Term Loan, LIBOR + 5%, due 12/14/14	$22,122,465	6,498,474	1.40%

Promoters of Performing Arts, Sports, and Similar Events (2.36%)
Stadium Management Group, Senior Secured 2nd Lien Term Loan, LIBOR + 9.50%, 1.25% LIBOR Floor, due 12/7/18	$11,000,000	10,945,000	2.36%

Radio and Television Broadcasting (3.97%)
Encompass Digital Media, Inc., 1st Lien Term Loan, LIBOR + 6.5%, 1.5% LIBOR Floor, due 8/10/17	$7,980,000	7,970,025	1.72%
Granite Broadcasting Corporation, Senior Secured 1st Lien Term Loan B,
LIBOR + 7.25%, 1.25% LIBOR Floor, due 5/23/18 Hubbard Radio, LLC, Senior Secured 2nd Lien Term Loan, LIBOR + 7.25%,	$10,000,000	9,900,000	2.14%
1.5% LIBOR Floor, due 4/29/18	$500,000	501,250	0.11%
Total Radio and Television Broadcasting		18,371,275

Scheduled Air Transportation (3.98%)
Delta Air Lines, Inc., Aircraft Secured Mortgage (N913DL), 8%, due 7/15/18 (2)	$403,947	403,947	0.09%
Delta Air Lines, Inc., Aircraft Secured Mortgage (N918DL), 8%, due 7/15/18 (2)	$490,003	490,003	0.11%
Delta Air Lines, Inc., Aircraft Secured Mortgage (N954DL), 8%, due 9/20/19 (2)	$631,014	631,014	0.14%
Delta Air Lines, Inc., Aircraft Secured Mortgage (N955DL), 8%, due 9/20/19 (2)	$645,523	645,523	0.14%
Delta Air Lines, Inc., Aircraft Secured Mortgage (N956DL), 8%, due 9/20/19 (2)	$646,372	646,372	0.14%
Delta Air Lines, Inc., Aircraft Secured Mortgage (N957DL), 8%, due 9/20/19 (2)	$651,170	651,170	0.14%
Delta Air Lines, Inc., Aircraft Secured Mortgage (N959DL), 8%, due 9/20/19 (2)	$655,930	655,930	0.14%
Delta Air Lines, Inc., Aircraft Secured Mortgage (N960DL), 8%, due 9/20/19 (2)	$675,587	675,587	0.15%
Delta Air Lines, Inc., Aircraft Secured Mortgage (N961DL), 8%, due 9/20/19 (2)	$671,812	671,812	0.14%
Delta Air Lines, Inc., Aircraft Secured Mortgage (N976DL), 8%, due 7/15/18 (2)	$512,643	512,643	0.11%
United Air Lines, Inc., Aircraft Secured Mortgage (N510UA), 20%, due 9/26/16 (2)	$445,510	596,984	0.13%
United Air Lines, Inc., Aircraft Secured Mortgage (N512UA), 20%, due 10/26/16 (2)	$448,689	603,936	0.13%
United Air Lines, Inc., Aircraft Secured Mortgage (N536UA), 16%, due 8/21/14 (2)	$315,399	358,293	0.08%
United Air Lines, Inc., Aircraft Secured Mortgage (N545UA), 16%, due 7/17/15 (2)	$434,790	516,096	0.11%
United Air Lines, Inc., Aircraft Secured Mortgage (N585UA), 20%, due 10/25/16 (2)	$526,829	709,638	0.15%
United Air Lines, Inc., Aircraft Secured Mortgage (N659UA), 12%, due 3/28/16 (2)	$4,164,067	4,726,216	1.02%
United Air Lines, Inc., Aircraft Secured Mortgage (N661UA), 12%, due 5/4/16 (2)	$4,292,129	4,918,780	1.06%
Total Scheduled Air Transportation		18,413,944

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Statement of Investments (Unaudited) (Continued)

June 30, 2012

Showing Percentage of Total Cash and Investments of the Partnership

			Percent of
	Principal	Fair	Cash and
Investment	Amount	Value	Investments

Debt Investments (continued)
Software Publishers (6.24%)
Blackboard, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 6%, 1.5% LIBOR Floor, due 10/4/18	$13,581,750	$13,106,389	2.83%
Blackboard, Inc., Senior Secured Incremental 1st Lien Term Loan, LIBOR + 6%, 1.5% LIBOR Floor, due 10/4/18	$997,500	962,588	0.21%
Plato, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 9.75%, 1.5% LIBOR Floor, due 5/8/19	$15,000,000	14,821,875	3.20%
Total Software Publishers		28,890,852

Support Activities for Mining (0.05%)
Trico Shipping AS, 1st Lien Term Loan A, LIBOR + 8.5%, 1.5% LIBOR Floor, due 5/13/14 - (Norway)	$228,803	228,803	0.05%

Wired Telecommunications Carriers (3.33%)
Bulgaria Telecom Company AD, 1st Lien Tranche B Term Loan,
EURIBOR + 2.75%, due 8/9/15 - (Bulgaria) (4)	€2,084,507	1,650,278	0.36%
Integra Telecom Holdings, Inc., 1st Lien Term Loan, LIBOR + 7.25%, 2% LIBOR Floor, due 4/15/15	$8,520,963	8,222,730	1.77%
NEF Telecom Company BV, 1st Lien Tranche C Term Loan, EURIBOR + 3.5%, due 8/9/16 - (Netherlands) (4)	€4,927,730	3,745,173	0.81%
NEF Telecom Company BV, 2nd Lien Tranche D Term Loan, EURIBOR + 5.5%, due 2/16/17 - (Netherlands) (3), (4)	€4,736,002	1,799,728	0.39%
Total Wired Telecommunications Carriers		15,417,909

Wireless Telecommunications Carriers (0.57%)
Globalive Wireless Management Corp., Senior Secured 1st Lien Term Loan, EURIBOR + 8.9%, due 8/18/12 - (Canada) (4)	€2,423,823	2,648,396	0.57%

Total Bank Debt (Cost $290,153,363)		284,860,944

Other Corporate Debt Securities (20.76%)
Architectural, Engineering, and Related Services (1.42%)
ESP Holdings, Inc., Junior Unsecured Subordinated Promissory Notes, 6% Cash + 10% PIK, due 12/31/19 (2), (5)	$6,572,593	6,572,593	1.42%

Data Processing, Hosting, and Related Services (1.64%)
The Telx Group, Inc., Senior Unsecured Notes, 10% Cash + 2% PIK, due 9/26/19 (5)	$7,615,168	7,615,168	1.64%

Gambling Industries (0.76%)
Harrah's Operating Company, Inc., 2nd Priority Secured Notes, 10%, due 12/15/18	$5,169,000	3,540,765	0.76%

Metal and Mineral (except Petroleum) Merchant Wholesalers (5.51%)
Constellation Enterprises, LLC, Senior Secured 1st Lien Notes, 10.625%, due 2/1/16 (5)	$12,500,000	12,449,500	2.69%
Edgen Murray Corporation, Senior Secured Notes, 12.25%, due 1/15/15	$13,076,000	13,076,523	2.82%
Total Metal and Mineral (except Petroleum) Merchant Wholesalers		25,526,023

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Statement of Investments (Unaudited) (Continued)

June 30, 2012

Showing Percentage of Total Cash and Investments of the Partnership

	Principal		Percent of
	Amount	Fair	Cash and
Investment	or Shares	Value	Investments

Debt Investments (continued)
Nonferrous Metal (except Aluminum) Production and Processing (4.02%)
International Wire Group Holdings, Inc., Senior Notes, 11.5% Cash or 12.25% PIK, due 4/15/15 (2), (5)	$18,000,000	$18,630,000	4.02%

Oil and Gas Extraction (0.32%)
Saratoga Resources, Inc., Senior Secured Notes, 12.5%, due 7/1/16	$1,500,000	1,496,250	0.32%

Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing (1.77%)
AGY Holding Corporation, Senior Secured 2nd Lien Notes, 11%, due 11/15/14	$18,536,000	8,208,297	1.77%

Scientific Research and Development Services (3.12%)
BPA Laboratories, Inc., Senior Secured Notes, 12.25%, due 4/1/17 (5)	$15,000,000	14,475,000	3.12%

Wired Telecommunications Carriers (2.20%)
ITC^DeltaCom, Inc., Senior Secured Notes, 10.5%, due 4/1/16 (5)	$8,945,000	9,571,150	2.06%
NEF Telecom Company BV, Mezzanine Term Loan, EURIBOR + 4.5% Cash + 7.5% PIK, due 8/16/17 - (Netherlands) (3), (4), (5)	€20,523,306	649,922	0.14%
Total Wired Telecommunications Carriers		10,221,072

Total Other Corporate Debt Securities (Cost $125,944,591)		96,285,168

Total Debt Investments (Cost $416,097,954)		381,146,112

Equity Securities (15.35%)
Architectural, Engineering, and Related Services (2.27%)
ESP Holdings, Inc., Cumulative Preferred 15% (2), (3), (5), (6)	20,297	3,491,056	0.75%
ESP Holdings, Inc., Common Stock (2), (3), (5), (6)	88,670	7,055,790	1.52%
Total Architectural, Engineering, and Related Services		10,546,846

Business Support Services (0.26%)
STG-Fairway Holdings, LLC, Class A Units (3), (5)	80,396	1,193,077	0.26%

Data Processing, Hosting, and Related Services (0.28%)
Anacomp, Inc., Class A Common Stock (2), (3), (5), (7)	1,255,527	1,305,748	0.28%

Depository Credit Intermediation (0.35%)
Doral Financial Corporation, Common Stock (3)	1,077,795	1,616,693	0.35%

Electric Power Generation, Transmission and Distribution (0.01%)
La Paloma Generating Company, Residual Claim (3), (5)	1,830,453	51,253	0.01%

Electronic Shopping and Mail-Order Houses (0.27%)
Shop Holding, LLC, Class A Units (3), (5)	490,037	957,441	0.20%
Shop Holding, LLC, Warrants to Purchase Class A Units (3), (5)	326,691	311,641	0.07%
Total Electronic Shopping and Mail-Order Houses		1,269,082

Full-Service Restaurants (0.43%)
RM Holdco, LLC, Membership Units (2), (3), (5), (6)	13,161,000	2,010,777	0.43%

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Statement of Investments (Unaudited) (Continued)

June 30, 2012

Showing Percentage of Total Cash and Investments of the Partnership

			Percent of
		Fair	Cash and
Investment	Shares	Value	Investments

Equity Securities (continued)
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing (0.00%)
Precision Holdings, LLC, Class C Membership Interests (3), (5)	33	$19,659	-

Nonferrous Metal (except Aluminum) Production and Processing (6.51%)
International Wire Group Holdings, Inc., Common Stock (2), (5), (6)	1,979,441	30,186,475	6.51%

Nonmetallic Mineral Mining and Quarrying (0.99%)
EPMC HoldCo, LLC, Membership Units (2), (5), (6)	1,312,720	4,581,393	0.99%

Other Amusement and Recreation Industries (0.01%)
Bally Total Fitness Holding Corporation, Common Stock (3), (5)	6,058	28,715	0.01%
Bally Total Fitness Holding Corporation, Warrants (3), (5)	10,924	1	-
Total Other Amusement and Recreation Industries		28,716

Scheduled Air Transportation (2.12%)
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N913DL) (2), (5), (6)	340	100,987	0.02%
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N918DL) (2), (5), (6)	340	122,501	0.03%
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N954DL) (2), (5), (6)	340	157,753	0.03%
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N955DL) (2), (5), (6)	340	161,381	0.03%
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N956DL) (2), (5), (6)	340	161,593	0.03%
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N957DL) (2), (5), (6)	340	162,792	0.04%
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N959DL) (2), (5), (6)	340	163,982	0.04%
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N960DL) (2), (5), (6)	340	168,897	0.04%
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N961DL) (2), (5), (6)	340	167,953	0.04%
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N976DL) (2), (5), (6)	340	128,162	0.03%
United Air Lines, Inc., Equipment Trust Beneficial Interests (N510UA) (2), (5), (6)	39	477,765	0.10%
United Air Lines, Inc., Equipment Trust Beneficial Interests (N512UA) (2), (5), (6)	38	472,470	0.10%
United Air Lines, Inc., Equipment Trust Beneficial Interests (N536UA) (2), (5), (6)	54	616,413	0.13%
United Air Lines, Inc., Equipment Trust Beneficial Interests (N545UA) (2), (5), (6)	46	615,580	0.13%
United Air Lines, Inc., Equipment Trust Beneficial Interests (N585UA) (2), (5), (6)	38	582,805	0.13%
United N659UA-767, LLC (N659UA) (2), (5), (6)	267	2,767,528	0.60%
United N661UA-767, LLC (N661UA) (2), (5), (6)	259	2,770,176	0.60%
Total Scheduled Air Transportation		9,798,738

Semiconductor and Other Electronic Component Manufacturing (0.05%)
AIP/IS Holdings, LLC, Membership Units (3), (5)	352	229,684	0.05%

Support Activities for Mining (0.70%)
DeepOcean Group Holding AS, Common Stock - (Norway) (3), (5)	145,824	3,228,990	0.70%

Wired Telecommunications Carriers (1.10%)
Integra Telecom, Inc., Common Stock (3), (5)	1,274,522	5,073,990	1.09%
Integra Telecom, Inc., Warrants (3), (5)	346,939	-	-
NEF Kamchia Co-Investment Fund, LP Interest - (Cayman Islands) (3), (4), (5)	2,455,500	31,104	0.01%
Total Wired Telecommunications Carriers		5,105,094
Total Equity Securities (Cost $136,221,516)		71,172,225

Total Investments (Cost $552,319,470) (8)		452,318,337

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Statement of Investments (Unaudited) (Continued)

June 30, 2012

Showing Percentage of Total Cash and Investments of the Partnership

				Percent of
	Principal		Fair	Cash and
Investment	Amount		Value	Investments

Cash and Cash Equivalents (2.42%)
Wells Fargo & Company, Overnight Repurchase Agreement, 0.09%, Collateralized by Freddie Mac Note		$3,000,000	$3,000,000	0.65%
Union Bank of California, Commercial Paper, 0.35%, due 7/18/12		$5,500,000	5,499,091	1.19%
Cash Denominated in Foreign Currencies	CAD	15,078	14,832	-
Cash Denominated in Foreign Currencies		€1,644,642	2,083,268	0.45%
Cash Denominated in Foreign Currencies		£35,597	55,912	0.01%
Cash Held on Account at Various Institutions		$555,097	555,097	0.12%
Total Cash and Cash Equivalents			11,208,200

Total Cash and Investments			$463,526,537	100.00%

Notes to Statement of Investments:

(1)	Investments in bank debt generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.

(2)	Affiliated issuer - as defined under the Investment Company Act of 1940 (ownership of 5% or more of the outstanding voting securities of this issuer).

(3)	Non-income producing security.

(4)	Principal amount denominated in foreign currency. Amortized cost and fair value converted from foreign currency to US dollars.

(5)	Restricted security.

(6)	Investment is not a controlling position.

(7)	Issuer is a controlled company.

(8)	Includes investments with an aggregate market value of $1,130,250 that have been segregated to collateralize certain unfunded commitments.

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $165,551,299 and $85,617,208, respectively. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on debt investments.

The total value of restricted securities and bank debt as of June 30, 2012 was $424,379,809, or 91.55% of total cash and investments of the Partnership.

Swaps at June 30, 2012 were as follows:

Investment	Notional Amount	Fair Value

Euro/US Dollar Cross-Currency Basis Swap, Pay Euros/Receive USD, Expires 5/16/14	$6,040,944	$403,297
Euro/US Dollar Cross-Currency Basis Swap, Pay Euros/Receive USD, Expires 8/18/12	$2,392,611	$34,615

See accompanying notes.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Statement of Investments

December 31, 2011

Showing Percentage of Total Cash and Investments of the Partnership

			Percent of
	Principal	Fair	Cash and
Investment	Amount	Value	Investments

Debt Investments (78.77%)
Bank Debt (47.16%) (1)
Accounting, Tax Preparation, Bookkeeping, and Payroll Services (0.18%)
NCO Group, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 5.5%, 2.5% LIBOR Floor, due 11/15/13	$705,163	$695,761	0.18%

Business Support Services (4.91%)
STG-Fairway Acquisitions, Inc., Senior Secured 2nd Lien Term Loan, 12.5%, due 12/29/15	$18,820,923	19,169,110	4.92%

Commercial and Industrial Machinery and Equipment Rental and Leasing (2.67%)
AerCap Holdings N.V., Secured 1st Lien Term Loan, 10.25%, due 12/3/15 - (Netherlands)	$10,411,593	10,411,591	2.67%

Communications Equipment Manufacturing (2.37%)
Mitel US Holdings, Inc., 2nd Lien Term Loan, LIBOR + 7%, due 8/16/15	$9,951,762	9,230,260	2.37%

Data Processing, Hosting, and Related Services (1.92%)
The Telx Group, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 6.5%, 1.25% LIBOR Floor, due 9/22/17	$7,481,250	7,481,250	1.92%

Electric Power Generation, Transmission and Distribution (0.01%)
La Paloma Generating Company, Residual Bank Debt Claim (3)	$1,830,453	51,436	0.01%

Electronic Shopping and Mail-Order Houses (3.59%)
Shopzilla, Inc., Senior Secured 2nd Lien Term Loan, 13%, due 6/1/14	$13,723,983	14,002,946	3.59%

Grocery Stores (3.92%)
Bashas, Inc., Senior Secured 1st Lien FILO Term Loan, LIBOR + 7.5%, 1.5% LIBOR Floor, due 10/1/13	$15,000,000	15,262,500	3.92%

Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing (1.23%)
Precision Partners Holdings, 1st Lien Delayed Draw Term Loan, Prime + 6.5%, 4.5% Prime Floor, due 10/1/13	$289,734	283,940	0.07%
Precision Partners Holdings, 1st Lien Term Loan, Prime + 6.5%, 4.5% Prime Floor, due 10/1/13	$4,600,740	4,508,724	1.16%
Total Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing		4,792,664

Motion Picture and Video Industries (4.26%)
CKX Entertainment, Inc., Senior Secured 1st Lien Term Loan, 9%, due 6/21/17	$9,462,231	9,239,869	2.37%
CKX Entertainment, Inc., Senior Secured 2nd Lien Term Loan, 13.5%, due 6/21/18	$7,569,785	7,384,325	1.89%
Total Motion Picture and Video Industries		16,624,194

Motor Vehicle Parts Manufacturing (2.82%)
Diversified Machine, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 7.75%, 1.5% LIBOR Floor, due 12/1/16	$11,000,000	11,000,000	2.82%

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Statement of Investments (Continued)

December 31, 2011

Showing Percentage of Total Cash and Investments of the Partnership

			Percent of
	Principal	Fair	Cash and
Investment	Amount	Value	Investments

Debt Investments (continued)
Other Financial Investment Activities (1.60%)
Marsico Capital Management, Senior Secured 1st Lien Term Loan, LIBOR + 5%, due 12/14/14	$19,338,970	$6,252,927	1.60%

Radio and Television Broadcasting (5.09%)
Encompass Digital Media, Inc., 1st Lien Term Loan, LIBOR + 6%, 1.75% LIBOR Floor, due 2/28/16	$2,713,867	2,648,734	0.68%
Encompass Digital Media, Inc., 2nd Lien Term Loan, 16.5%, due 8/28/16	$16,453,486	16,700,288	4.28%
Hubbard Radio, LLC, Senior Secured 2nd Lien Term Loan, LIBOR + 7.25%, 1.5% LIBOR Floor, due 4/11/18	$500,000	497,500	0.13%
Total Radio and Television Broadcasting		19,846,522

Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing (3.86%)
Gundle/SLT Environmental, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 9.5% Cash + 2% PIK, 1.5% LIBOR Floor, due 11/27/16	$15,110,056	15,034,505	3.86%

Scheduled Air Transportation (3.38%)
United Air Lines, Inc., Aircraft Secured Mortgage (N510UA), 20%, due 9/26/16 (2)	$477,297	624,066	0.16%
United Air Lines, Inc., Aircraft Secured Mortgage (N512UA), 20%, due 10/26/16 (2)	$479,793	630,208	0.16%
United Air Lines, Inc., Aircraft Secured Mortgage (N536UA), 16%, due 8/21/14 (2)	$374,009	414,963	0.11%
United Air Lines, Inc., Aircraft Secured Mortgage (N545UA), 16%, due 7/17/15 (2)	$487,311	563,575	0.14%
United Air Lines, Inc., Aircraft Secured Mortgage (N585UA), 20%, due 10/25/16 (2)	$563,348	739,958	0.19%
United Air Lines, Inc., Aircraft Secured Mortgage (N659UA), 12%, due 3/28/16 (2)	$4,594,240	5,014,613	1.29%
United Air Lines, Inc., Aircraft Secured Mortgage (N661UA), 12%, due 5/4/16 (2)	$4,709,310	5,192,014	1.33%
Total Scheduled Air Transportation		13,179,397

Software Publishers (2.44%)
Blackboard, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 6%, 1.5% LIBOR Floor, due 9/23/18	$10,000,000	9,525,000	2.44%

Support Activities for Mining (0.06%)
Trico Shipping AS, 1st Lien Term Loan A, LIBOR + 8.5%, 1.5% LIBOR Floor, due 5/13/14 - (Norway)	$228,803	228,803	0.06%
Trico Shipping AS, 1st Lien Term Loan B, LIBOR + 8.5%, 1.5% LIBOR Floor, due 5/13/14 - (Norway)	$402,714	-	-
Total Support Activities for Mining		228,803

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Statement of Investments (Continued)

December 31, 2011

Showing Percentage of Total Cash and Investments of the Partnership

			Percent of
	Principal	Fair	Cash and
Investment	Amount	Value	Investments

Debt Investments (continued)
Wired Telecommunications Carriers (2.84%)
Bulgaria Telecom Company AD, 1st Lien Tranche B Term Loan,
EURIBOR + 2.75%, due 8/9/15 - (Bulgaria) (4)	€2,084,507	$1,864,193	0.48%
Integra Telecom Holdings, Inc., 1st Lien Term Loan, LIBOR + 7.25%, 2% LIBOR Floor, due 4/15/15	$1,564,438	1,332,380	0.34%
NEF Telecom Company BV, 1st Lien Tranche C Term Loan, EURIBOR + 3.5%, due 8/9/16 - (Netherlands) (4)	€4,927,730	4,167,407	1.07%
NEF Telecom Company BV, 2nd Lien Tranche D Term Loan, EURIBOR + 5.5%, due 2/16/17 - (Netherlands) (3), (4)	€4,736,002	3,686,069	0.95%
Total Wired Telecommunications Carriers		11,050,049

Total Bank Debt (Cost $185,948,729)		183,838,915

Other Corporate Debt Securities (31.61%)
Accounting, Tax Preparation, Bookkeeping, and Payroll Services (4.25%)
NCO Group, Inc., Senior Subordinated Notes, 11.875%, due 11/15/14	$9,655,000	9,172,250	2.35%
NCO Group, Inc., Senior Unsecured Floating Rate Notes, LIBOR + 4.875%, due 11/15/13	$7,824,000	7,394,932	1.90%
Total Accounting, Tax Preparation, Bookkeeping, and Payroll Services		16,567,182

Aerospace Product and Parts Manufacturing (0.36%)
Hawker Beechcraft, Inc., Senior Unsecured Notes, 8.5%, due 4/1/15	$7,448,000	1,402,706	0.36%

Architectural, Engineering, and Related Services (2.69%)
Alion Science & Technology Corporation, Senior Secured Notes, 10% Cash + 2% PIK, due 11/1/14	$4,687,736	4,267,762	1.09%
ESP Holdings, Inc., Junior Unsecured Subordinated Promissory Notes, 18% PIK, due 3/31/15 (2), (5)	$6,209,347	6,240,393	1.60%
Total Architectural, Engineering, and Related Services		10,508,155

Data Processing, Hosting, and Related Services (2.19%)
GXS Worldwide, Inc., Fixed Notes, 9.75%, due 6/15/15	$1,170,000	1,094,874	0.28%
The Telx Group, Inc., Senior Unsecured Notes, 10% Cash + 2% PIK, due 9/26/19 (5)	$7,539,583	7,464,188	1.91%
Total Data Processing, Hosting, and Related Services		8,559,062

Full-Service Restaurants (3.18%)
Real Mex Restaurants, Inc., Senior Secured Notes, 14%, due 1/1/13 (3)	$13,161,000	12,410,823	3.18%

Gambling Industries (1.44%)
Harrah's Operating Company, Inc., 2nd Priority Secured Notes, 10%, due 12/15/18	$8,169,000	5,595,765	1.44%

Metal and Mineral (except Petroleum) Merchant Wholesalers (6.02%)
Constellation Enterprises, LLC, Senior Secured 1st Lien Notes, 10.625%, due 2/1/16 (5)	$12,500,000	11,823,750	3.03%
Edgen Murray Corporation, Senior Secured Notes, 12.25%, due 1/15/15	$13,076,000	11,637,640	2.99%
Total Metal and Mineral (except Petroleum) Merchant Wholesalers		23,461,390

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Statement of Investments (Continued)

December 31, 2011

Showing Percentage of Total Cash and Investments of the Partnership

	Principal		Percent of
	Amount	Fair	Cash and
Investment	or Shares	Value	Investments

Debt Investments (continued)
Nonferrous Metal (except Aluminum) Production and Processing (4.66%)
International Wire Group Holdings, Inc., Senior Notes, 11.5% Cash or 12.25% PIK, due 4/15/15 (2), (5)	$18,000,000	$18,180,000	4.66%

Oil and Gas Extraction (1.27%)
Geokinetics Holdings, Inc., Senior Secured Notes, 9.75%, due 12/15/14	$1,342,000	853,848	0.22%
Saratoga Resources, Inc., Senior Secured Notes, 12.5%, due 7/1/16	$4,000,000	4,080,000	1.05%
Total Oil and Gas Extraction		4,933,848

Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing (2.86%)
AGY Holding Corporation, Senior Secured 2nd Lien Notes, 11%, due 11/15/14	$18,536,000	11,134,946	2.86%

Wired Telecommunications Carriers (2.69%)
ITC^DeltaCom, Inc., Senior Secured Notes, 10.5%, due 4/1/16 (5)	$8,945,000	9,168,625	2.35%
NEF Telecom Company BV, Mezzanine Term Loan, EURIBOR + 4.5% Cash + 7.5% PIK, due 8/16/17 - (Netherlands) (3), (4), (5)	€20,523,306	1,330,013	0.34%
Total Wired Telecommunications Carriers		10,498,638

Total Other Corporate Debt Securities (Cost $155,179,568)		123,252,515

Total Debt Investments (Cost $341,128,297)		307,091,430

Equity Securities (18.45%)
Architectural, Engineering, and Related Services (2.80%)
Alion Science & Technology Corporation, Warrants (3)	3,625	147,574	0.04%
ESP Holdings, Inc., 15% PIK, Preferred Stock (2), (5), (6)	20,297	3,287,872	0.84%
ESP Holdings, Inc., Common Stock (2), (3), (5), (6)	88,670	7,473,887	1.92%
Total Architectural, Engineering, and Related Services		10,909,333

Business Support Services (0.43%)
STG-Fairway Holdings, LLC, Class A Units (3), (5)	80,396	1,669,278	0.43%

Data Processing, Hosting, and Related Services (0.19%)
Anacomp, Inc., Class A Common Stock (2), (3), (5), (7)	1,255,527	740,761	0.19%

Depository Credit Intermediation (0.26%)
Doral Financial Corporation, Common Stock (3)	1,077,795	1,030,372	0.26%

Electronic Shopping and Mail-Order Houses (0.31%)
Shop Holding, LLC, Class A Units (3), (5)	490,037	922,471	0.24%
Shop Holding, LLC, Warrants to Purchase Class A Units (3), (5)	326,691	288,328	0.07%
Total Electronic Shopping and Mail-Order Houses		1,210,799

Industrial Machinery Manufacturing (0.38%)
GSI Group, Inc., Common Stock (3), (5)	143,869	1,471,780	0.38%

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Statement of Investments (Continued)

December 31, 2011

Showing Percentage of Total Cash and Investments of the Partnership

			Percent of
		Fair	Cash and
Investment	Shares	Value	Investments

Equity Securities (continued)
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing (0.00%)
Precision Holdings, LLC, Class C Membership Interests (3), (5)	33	$15,704	-

Nonferrous Metal (except Aluminum) Production and Processing (7.72%)
International Wire Group Holdings, Inc., Common Stock (2), (5), (6)	1,979,441	30,077,606	7.72%

Nonmetallic Mineral Mining and Quarrying (1.35%)
EPMC HoldCo, LLC, Membership Units (2), (5), (6)	1,312,720	5,264,007	1.35%

Other Amusement and Recreation Industries (0.03%)
Bally Total Fitness Holding Corporation, Common Stock (3), (5)	6,058	66,032	0.02%
Bally Total Fitness Holding Corporation, Warrants (3), (5)	10,924	52,435	0.01%
Total Other Amusement and Recreation Industries		118,467

Radio and Television Broadcasting (0.88%)
Encompass Digital Media Group, Inc., Common Stock (3), (5)	183,824	3,437,509	0.88%

Scheduled Air Transportation (1.86%)
United Air Lines, Inc., Equipment Trust Beneficial Interests (N510UA) (2), (5), (6)	35	467,137	0.12%
United Air Lines, Inc., Equipment Trust Beneficial Interests (N512UA) (2), (5), (6)	35	458,665	0.12%
United Air Lines, Inc., Equipment Trust Beneficial Interests (N536UA) (2), (5), (6)	46	686,303	0.18%
United Air Lines, Inc., Equipment Trust Beneficial Interests (N545UA) (2), (5), (6)	40	612,589	0.16%
United Air Lines, Inc., Equipment Trust Beneficial Interests (N585UA) (2), (5), (6)	35	498,602	0.13%
United N659UA-767, LLC (N659UA) (2), (5), (6)	224	2,274,815	0.58%
United N661UA-767, LLC (N661UA) (2), (5), (6)	217	2,205,523	0.57%
Total Scheduled Air Transportation		7,203,634

Semiconductor and Other Electronic Component Manufacturing (0.06%)
AIP/IS Holdings, LLC, Membership Units (3), (5)	352	229,684	0.06%

Support Activities for Mining (0.79%)
DeepOcean Group Holding AS, Common Stock - (Norway) (3), (5)	145,824	3,093,638	0.79%

Wired Telecommunications Carriers (1.39%)
Integra Telecom, Inc., Common Stock (3), (5)	1,274,522	5,364,708	1.38%
Integra Telecom, Inc., Warrants (3), (5)	346,939	-	-
NEF Kamchia Co-Investment Fund, LP Interest - (Cayman Islands) (3), (4), (5)	2,455,500	31,826	0.01%
Total Wired Telecommunications Carriers		5,396,534

Total Equity Securities (Cost $132,663,069)		71,869,106

Total Investments (Cost $473,791,366) (8)		378,960,536

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Statement of Investments (Continued)

December 31, 2011

Showing Percentage of Total Cash and Investments of the Partnership

				Percent of
	Principal		Fair	Cash and
Investment	Amount		Value	Investments

Cash and Cash Equivalents (2.78%)
Wells Fargo & Company, Overnight Repurchase Agreement, 0.02%, Collateralized by Freddie Mac UNNT		$3,343,399	$3,343,399	0.86%
Cash Denominated in Foreign Currencies	CAD	15,078	14,764	-
Cash Denominated in Foreign Currencies		€3,357,119	4,351,161	1.12%
Cash Denominated in Foreign Currencies		£35,597	55,329	0.01%
Cash Held on Account at Various Institutions		$3,067,025	3,067,025	0.79%
Total Cash and Cash Equivalents			10,831,678

Total Cash and Investments			$389,792,214	100.00%

Notes to Statement of Investments:

(1)	Investments in bank debt generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.

(2)	Affiliated issuer - as defined under the Investment Company Act of 1940 (ownership of 5% or more of the outstanding voting securities of this issuer).

(3)	Non-income producing security.

(4)	Principal amount denominated in foreign currency. Amortized cost and fair value converted from foreign currency to US dollars.

(5)	Restricted security.

(6)	Investment is not a controlling position.

(7)	Issuer is a controlled company.

(8)	Includes investments with an aggregate market value of $1,178,213 that have been segregated to collateralize certain unfunded commitments.

Aggregate purchases and aggregate sales of investments, other than government securities, totaled $177,185,947 and $216,916,444, respectively.

Aggregate purchases includes investment assets received as payment in kind. Aggregate sales includes principal paydowns on debt investments.

The total value of restricted securities and bank debt as of December 31, 2011 was $308,737,044, or 79.21% of total cash and investments of the Partnership.

Swaps at December 31, 2011 were as follows:

Investment	Notional Amount	Fair Value

Euro/US Dollar Cross-Currency Basis Swap, Pay Euros/Receive USD, Expires 5/16/14	$6,040,944	$172,424

See accompanying notes.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011 (1)	2012	2011 (1)

Investment income
Interest income:
Unaffiliated issuers	$8,824,978	$9,206,641	$16,977,526	$19,609,932
Affiliates	1,562,916	1,169,063	3,245,630	1,419,553
Dividend income:
Affiliates	-	5,912,495	1,811,189	12,542,394
Other income:
Unaffiliated issuers	520,580	722,725	520,580	1,418,312
Affiliates	177,984	246,292	345,858	254,403
Total investment income	11,086,458	17,257,216	22,900,783	35,244,594

Operating expenses
Management and advisory fees	1,551,576	1,696,797	3,248,373	3,393,594
Professional fees relating to the Conversion	-	-	278,190	-
Amortization of deferred debt issuance costs	109,771	109,771	219,542	218,335
Legal fees, professional fees and due diligence expenses	140,702	(97,619)	240,932	18,860
Commitment fees	70,153	37,281	132,361	75,821
Director fees	31,000	28,834	66,667	69,307
Interest expense	9,929	97,475	56,448	195,119
Insurance expense	18,124	19,519	37,385	38,780
Custody fees	22,594	21,763	44,753	44,086
Other operating expenses	41,051	54,494	91,794	116,350
Total operating expenses	1,994,900	1,968,315	4,416,445	4,170,252

Net investment income before income taxes	9,091,558	15,288,901	18,484,338	31,074,342

Net realized and unrealized gain (loss)
Net realized gain (loss):
Investments in unaffiliated issuers	2,928,909	14,603,223	(3,104,104)	16,951,296
Investments in affiliates	-	3	718,845	238,483
Net realized gain (loss)	2,928,909	14,603,226	(2,385,259)	17,189,779

Net change in net unrealized appreciation/depreciation	(5,426,269)	(24,160,135)	(4,999,802)	(33,074,076)
Net realized and unrealized loss	(2,497,360)	(9,556,909)	(7,385,061)	(15,884,297)

Dividends paid on Series A preferred equity facility	(373,691)	(371,077)	(745,183)	(751,017)
Net change in accumulated dividends on Series A preferred equity facility	(23,786)	(21,262)	(67,093)	(14,934)

Net increase in net assets applicable to common limited and general partners resulting from operations	$6,196,721	$5,339,914	$10,287,001	$14,424,819

See accompanying notes.

(1)	2011 Consolidated Statement of Operations reflects a portfolio that was prior to the Conversion and had different investment objectives.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Statements of Changes in Net Assets

	Six Months Ended June 30, 2012 (Unaudited)
		Common
		Limited	General
	Total	Partner	Partner
Net assets applicable to common limited and general partners, beginning of period	$237,606,302	$237,606,302	$-

Net investment income	18,484,338	18,484,338	-
Net realized loss	(2,385,259)	(2,385,259)	-
Net change in unrealized appreciation/depreciation	(4,999,802)	(4,999,802)	-
Dividends paid on preferred equity facility	(745,183)	(745,183)	-
Net change in accumulated dividends on preferred equity facility	(67,093)	(67,093)	-
Net increase in net assets applicable to common limited and general partners resulting from operations	10,287,001	10,287,001	-

Contributions from common limited partner	82,692,187	82,692,187	-
Distributions to common limited partner from:
Net investment income	(13,334,222)	(13,334,222)	-

Net assets applicable to common limited and general partners, end of period (including accumulated net investment income of $26,991,635, $26,641,120 and $350,515, respectively)	$317,251,268	$317,251,268	$-

	Year Ended December 31, 2011
		Common
		Limited	General
	Total	Partner	Partner
Net assets applicable to common limited and general partners, beginning of year	$264,336,825	$264,336,825	$-

Net investment income	45,835,335	45,835,335	-
Net realized gain	18,079,789	18,079,789	-
Net change in unrealized appreciation/depreciation	(56,958,670)	(56,958,670)	-
Dividends paid on preferred equity facility	(1,456,281)	(1,456,281)	-
Net change in accumulated dividends on preferred equity facility	(88,549)	(88,549)	-
Net increase in net assets applicable to common limited and general partners resulting from operations	5,411,624	5,411,624	-

Distributions to common limited partner from:
Net investment income	(32,142,147)	(32,142,147)	-

Net assets applicable to common limited and general partners, end of year (including accumulated net investment income of $22,653,795, $22,303,280 and $350,515, respectively)	$237,606,302	$237,606,302	$-

See accompanying notes.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Statements of Cash Flows (Unaudited)

	Six months ended June 30,
	2012	2011

Operating activities
Net increase in net assets applicable to common limited and general partners resulting from operations	$10,287,001	$14,424,819
Adjustments to reconcile net increase in net assets applicable to common limited and general partners resulting from operations to net cash provided by operating activities:
Net realized loss (gain)	2,385,259	(17,189,779)
Net change in unrealized appreciation/depreciation	5,193,932	33,143,437
Dividends paid on preferred equity facility	745,183	751,017
Net change in accumulated dividends on preferred equity facility	67,093	14,209
Accretion of original issue discount	(310,141)	(619,101)
Net accretion of market discount/premium	(958,708)	(1,627,613)
Interest and dividend income paid in kind	(1,149,175)	(3,264,604)
Amortization of deferred debt issuance costs	219,542	218,335
Changes in assets and liabilities:
Purchases of investment securities	(164,402,124)	(102,505,765)
Proceeds from sales, maturities and paydowns of investments	85,617,208	109,545,338
Decrease (increase) in accrued interest income - unaffiliated issuers	328,752	(3,252)
Increase in accrued interest income - affiliates	(327,431)	(264,886)
Decrease in receivable for investments sold	4,083,716	5,207,452
Decrease (increase) in receivable from parent	(1,292)	54,833
Decrease (increase) in prepaid expenses and other assets	835,636	(787,915)
Increase (decrease) in payable for investments purchased	1,908,878	(3,369,013)
Increase (decrease) in payable to the Investment Manager	316,889	(30,538)
Decrease in management and advisory fees payable	(565,599)	-
Decrease (increase) in interest payable	(41,140)	17,585
Decrease in accrued expenses and other liabilities	(469,739)	(85,955)
Net cash provided by (used in) operating activities	(56,236,260)	33,628,604

Financing activities
Proceeds from draws on credit facility	74,000,000	68,000,000
Principal repayments on credit facility	(86,000,000)	(50,000,000)
Dividends paid on preferred equity facility	(745,183)	(751,017)
Distributions paid to common limited partner	(13,334,222)	(35,708,262)
Contributions from common limited partner	82,692,187	-
Net cash provided by (used in) financing activities	56,612,782	(18,459,279)

Net increase in cash and cash equivalents	376,522	15,169,325
Cash and cash equivalents at beginning of period	10,831,678	7,749,276
Cash and cash equivalents at end of period	$11,208,200	$22,918,601

Supplemental cash flow information
Interest payments	$51,069	$177,534

See accompanying notes.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Financial Statements (Unaudited)

June 30, 2012

1. Organization and Nature of Operations

Special Value Continuation Partners, LP (the “Partnership”), a Delaware limited partnership, is an externally managed, closed-end, non-diversified management investment company. On April 2, 2012, the Partnership elected to be treated as a business development company under the Investment Company Act of 1940 (the “1940 Act”) (the “Conversion”). The Partnership has elected to be treated as a partnership for U.S. federal income tax purposes.

The Partnership’s investment objective is to achieve high total returns while minimizing losses. The Partnership invests primarily in the debt of middle-market companies, including senior secured loans, junior loans, mezzanine debt and bonds. Such investments may include an equity component, and, to a lesser extent, the Partnership may make equity investments directly. TCP Capital Corp. (“TCPC” or the “Common Limited Partner”) owns the entire common limited partner interest in the Partnership. TCPC was formed on April 2, 2012 through the conversion of its predecessor, Special Value Continuation Fund, LLC (“SVCF”), from a Delaware limited liability company to a Delaware corporation, leaving TCPC as the surviving entity. Prior to its conversion to TCPC, SVCF owned the entire common limited partner interest in the Partnership. On April 3, 2012, TCPC completed an initial public offering of its new common stock. TCPC has also elected to be treated as a business development company under the 1940 Act.

The General Partner of the Partnership is SVOF/MM, LLC (“SVOF/MM”), which also serves as the administrator of TCPC and the Partnership. The managing member of SVOF/MM is Tennenbaum Capital Partners, LLC (“TCP”), which serves as the Investment Manager to both TCPC and the Partnership. Most of the equity interests in the General Partner are owned directly or indirectly by TCP and its employees.

Partnership management consists of the General Partner and the Board of Directors. The General Partner directs and executes the day-to-day operations of the Partnership, subject to oversight from the Board of Directors, which performs certain functions required by the 1940 Act. The Board of Directors has delegated investment management of the Partnership’s assets to the Investment Manager. The Board of Directors consists of three persons, two of whom are independent. The Partnership will appoint an additional independent director prior to April 3, 2013. If the Partnership has preferred limited partner interests outstanding, as it currently does, the holders of the preferred limited partner interests voting separately as a class will be entitled to elect two of the Directors. The remaining directors will be subject to election by holders of the common limited partner interests and preferred limited partner interests voting together as a single class.

Preferred Equity

At June 30, 2012, the Partnership had 6,700 Series A preferred limited partner interests (the “Preferred Interests”) issued and outstanding with a liquidation preference of $20,000 per

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2012

1. Organization and Nature of Operations (continued)

preferred limited interest. The Preferred Interests are redeemable at the option of the Partnership, subject to certain conditions. Additionally, under certain conditions, the Partnership may be required to either redeem certain of the Preferred Interests or repay indebtedness, at the Partnership’s option. Such conditions would include a failure by the Partnership to maintain adequate collateral as required by its credit facility agreement or by the Statement of Preferences of the Preferred Interests or a failure by the Partnership to maintain sufficient asset coverage as required by the 1940 Act. As of June 30, 2012, the Partnership was in full compliance with such requirements.

The Preferred Interests accrue dividends at an annual rate equal to LIBOR plus 0.85% or, in the case of any holders of Preferred Interests that are CP Conduits (as defined in the leveraging documents), the higher of (i) LIBOR plus 0.85% or (ii) the CP Conduit’s cost of funds rate plus 0.85%, subject to certain limitations and adjustments.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The following is a summary of the significant accounting policies of the Partnership.

Use of Estimates

The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Although management believes these estimates and assumptions to be reasonable, actual results could differ from those estimates.

Investment Valuation

Management values investments held by the Partnership at fair value based upon the principles and methods of valuation set forth in policies adopted by the Partnership’s Board of Directors and in conformity with procedures set forth in the Senior Facility, as defined in Note 4, below, and Statement of Preferences for the Preferred Interests. Fair value is generally defined as the amount for which an investment would be sold in an orderly transaction between market participants at the measurement date.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2012

2. Summary of Significant Accounting Policies (continued)

All investments are valued at least quarterly based on affirmative pricing or quotations from independent third-party sources, with the exception of investments priced directly by the Investment Manager which together comprise, in total, less than 5% of the capitalization of the Partnership. Investments listed on a recognized exchange or market quotation system, whether U.S. or foreign, are valued for financial reporting purposes as of the last business day of the reporting period using the closing price on the date of valuation. Liquid investments not listed on a recognized exchange or market quotation system are valued using prices provided by a nationally recognized pricing service or by using quotations from broker-dealers. Investments not priced by a pricing service or for which market quotations are either not readily available or are determined to be unreliable are valued using affirmative valuations performed by independent valuation services or, for investments aggregating less than 5% of the total capitalization of the Partnership, directly by the Investment Manager.

Fair valuations of investments are determined under guidelines adopted by the Partnership’s Board of Directors, and are subject to their approval. Generally, to increase objectivity in valuing the Partnership’s investments, the Investment Manager will utilize external measures of value, such as public markets or third-party transactions, whenever possible. The Investment Manager’s valuation is not based on long-term work-out value, immediate liquidation value, nor incremental value for potential changes that may take place in the future. The values assigned to investments that are valued by the Investment Manager are based on available information and do not necessarily represent amounts that might ultimately be realized, as these amounts depend on future circumstances and cannot reasonably be determined until the individual investments are actually liquidated. The foregoing policies apply to all investments, including those in companies and groups of affiliated companies aggregating more than 5% of the Partnership’s assets.

Fair valuations of investments in each asset class are determined using one or more methodologies including the market approach, income approach, or, in the case of recent investments, the cost approach, as appropriate.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets.  The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present value amount (discounted).  The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that may be taken into account include, as relevant:  available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market and enterprise values,among other factors.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2012

2. Summary of Significant Accounting Policies (continued)

The ranges of unobservable inputs used in the fair value measurement of the Partnership’s Level 3 investments as of June 30, 2012 were as follows:

EBITDA Multiples	3.8x to 10.0x
Market Yields	5.2% to 16.6%

Significant increases or decreases in any of the above inputs in isolation would result in a significantly lower or higher fair value measurement.

Investments of the Partnership may be categorized based on the types of inputs used in valuing such investments. The level in the GAAP valuation hierarchy in which an investment falls is based on the lowest level input that is significant to the valuation of the investment in its entirety. Transfers between levels are recognized as of the beginning of the reporting period.

At June 30, 2012, the investments of the Partnership were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$-	$3,540,765	$1,616,692
2	Other observable market inputs*	33,223,044	77,906,720	-
3	Independent third-party pricing sources that employ significant unobservable inputs	245,653,900	7,222,515	66,424,472
3	Investment Manager valuations with significant unobservable inputs	5,984,000	7,615,168	3,131,061
Total		$284,860,944	$96,285,168	$71,172,225

* For example, quoted prices in inactive markets or quotes for comparable investments.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2012

2. Summary of Significant Accounting Policies (continued)

Changes in investments categorized as Level 3 during the six months ended June 30, 2012 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$159,949,811	$24,061,229	$68,114,764
Net realized and unrealized losses	(2,048,699)	(6,049,261)	(955,334)
Acquisitions	137,159,282	-	3,068,670
Dispositions	(49,406,494)	(6,709,453)	(3,803,628)
Transfers out of Level 3†	-	(4,080,000)	-
Ending balance	$245,653,900	$7,222,515	$66,424,472

Net change in unrealized appreciation/ depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(2,308,148)	$(711,138)	$(547,203)

† Comprised of one investment that transferred to Level 2 due to increased trading volumes.

	Investment Manager Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$51,436	$7,464,188	$1,252,190
Net realized and unrealized gains	-	75,395	479,009
Acquisitions	5,984,000	75,585	1,496,000
Transfers out of Level 3#	-	-	(147,574)
Reclassifications within Level 3##	(51,436)	-	51,436
Ending balance	$5,984,000	$7,615,168	$3,131,061

Net change in unrealized appreciation/ depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$-	$75,395	$479,008

# Comprised of one investment that transferred to Level 2 due to increased trading volumes.

## Comprised of claims in the liquidation of a portfolio company that were reclassified as equity.

There were no transfers between Level 1 and 2 during the six months ended June 30, 2012.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2012

2. Summary of Significant Accounting Policies (continued)

Investment Transactions

The Partnership records investment transactions on the trade date, except for private transactions that have conditions to closing, which are recorded on the closing date. The cost of investments purchased is based upon the purchase price plus those professional fees which are specifically identifiable to the investment transaction. Realized gains and losses on investments are recorded based on the specific identification method, which typically allocates the highest cost inventory to the basis of investments sold.

Cash and Cash Equivalents

Cash consists of amounts held in accounts with brokerage firms and the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of three months or less.

Repurchase Agreements

In connection with transactions in repurchase agreements, it is the Partnership’s policy that its custodian take possession of the underlying collateral, the fair value of which is required to exceed the principal amount of the repurchase transaction, including accrued interest, at all times. If the seller defaults, and the fair value of the collateral declines, realization of the collateral by the Partnership may be delayed or limited.

Restricted Investments

The Partnership may invest without limitation in instruments that are subject to legal or contractual restrictions on resale. These instruments generally may be resold to institutional investors in transactions exempt from registration or to the public if the securities are registered. Disposal of these investments may involve time-consuming negotiations and additional expense, and prompt sale at an acceptable price may be difficult. Information regarding restricted investments is included at the end of the Consolidated Statement of Investments. Restricted investments, including any restricted investments in affiliates, are valued in accordance with the investment valuation policies discussed above.

Foreign Investments

The Partnership may invest in instruments traded in foreign countries and denominated in foreign currencies. At June 30, 2012, the Partnership held foreign currency denominated investments comprising approximately 2.3% of the Partnership’s total investments. Such positions were converted at the closing rate in effect at June 30, 2012 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars on the respective dates of such transactions.  The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2012

2. Summary of Significant Accounting Policies (continued)

Investments in foreign companies and securities of foreign governments may involve special risks and considerations not typically associated with investing in U.S. companies and securities of the U.S. government. These risks include, among other things, revaluation of currencies, less reliable information about issuers, different transactions clearance and settlement practices, and potential future adverse political and economic developments. Moreover, investments in foreign companies and securities of foreign governments and their markets may be less liquid and their prices more volatile than those of comparable U.S. companies and the U.S. government.

Derivatives

In order to mitigate certain currency exchange and interest rate risks, the Partnership has entered into several swap, forward currency and option transactions. All derivatives are recognized as either assets or liabilities in the Statement of Assets and Liabilities. The transactions entered into are accounted for using the mark-to-market method with the resulting change in fair value recognized in earnings for the current period. Risks may arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts and from unanticipated movements in interest rates and the value of foreign currency relative to the U.S. dollar.

Gains from derivative transactions during the six months ended June 30, 2012 were included in net realized and unrealized loss on investments in the Statement of Operations as follows:

Instrument	Realized	Unrealized
Cross currency basis swaps	$-	$265,488

Valuations of swaps held at June 30, 2012 were determined using observable market inputs other than quoted prices in active markets for identical assets and, accordingly, are classified as Level 2 in the GAAP valuation hierarchy.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2012

2. Summary of Significant Accounting Policies (continued)

Debt Issuance Costs

Costs of approximately $3.5 million were incurred during 2006 in connection with placing the Senior Facility. These costs were deferred and are being amortized on a straight-line basis over eight years, the estimated life of the Senior Facility. The impact of utilizing the straight-line amortization method versus the effective-interest method is not material to the operations of the Partnership.

Revenue recognition

Interest and dividend income, including income paid in kind, is recorded on an accrual basis. Origination, structuring, closing, commitment and other upfront fees earned with respect to capital commitments are generally amortized or accreted into interest income over the life of the respective debt investment. Other fees, including certain amendment fees, prepayment fees and commitment fees on broken deals, are recognized as earned. Prepayment fees and similar income received upon the early repayment of a loan or debt security are included in interest income.

Certain of the Partnership’s debt investments are purchased at a considerable discount to par as a result of the underlying credit risks and financial results of the issuer, as well as general market factors that influence the financial markets as a whole. GAAP generally requires that discounts on the acquisition of corporate bonds, municipal bonds and treasury bonds be amortized using the effective-interest or constant-yield method. GAAP also requires the Partnership to consider the collectability of interest when making accruals. Accordingly, when accounting for purchase discounts, the Partnership recognizes discount accretion income when it is probable that such amounts will be collected.

Income Taxes

The Partnership’s income or loss is reported in the partners’ income tax returns. Consequently, no income taxes are paid at the Partnership level or reflected in the Partnership’s financial statements. As of March 31, 2012, the tax returns, the qualification of the Partnership, and the amount of allocable Partnership income or loss are subject to examination by federal and California taxing authorities for all tax years since January 1, 2007. No such examinations are currently pending.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2012

2. Summary of Significant Accounting Policies (continued)

Cost of the investments (including derivatives) of the Partnership, unrealized appreciation and unrealized depreciation for U.S. federal income tax purposes at June 30, 2012 were as follows:

Unrealized appreciation	$38,370,081
Unrealized depreciation	(137,933,302)
Net unrealized depreciation	(99,563,221)

Cost	$552,319,470

New Accounting Guidance

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”).  ASU 2011-04 was issued to converge guidance from the FASB and the International Accounting Standards Board on measuring fair value and for disclosing information about fair value measurements.  The changes include a consistent definition of the term “fair value” and enhanced disclosure requirements for investments that do not have readily determinable fair values, such as additional quantitative information about significant unobservable inputs and a qualitative discussion about the sensitivity of the fair value measurement to changes in the unobservable inputs.  The provisions of ASU 2011-04 were effective for the Partnership on January 1, 2012.  The Partnership’s adoption of ASU 2011-04 resulted in increased disclosures around fair value but did not impact the measurement of fair value of the Partnership’s investments.

3. Management and Advisory Fees and Other Expenses

Following the Conversion, the Partnership’s management fee is calculated at an annual rate of 1.5% of total assets (excluding cash and cash equivalents) and is payable to the Investment Manager quarterly in arrears.

The Partnership will not incur any incentive compensation until after January 1, 2013. Thereafter, the incentive compensation will equal 20% of net investment income (reduced by preferred dividends) and realized gains (net of any realized and unrealized losses). However, incentive compensation will only be paid to the extent the total performance of the TCPC exceeds a cumulative 8% annual return since January 1, 2013. The incentive compensation will be payable to the General Partner quarterly in arrears and will be calculated as the difference between cumulative incentive compensation earned since January 1, 2013 and cumulative incentive compensation paid since January 1, 2013.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2012

3. Management and Advisory Fees and Other Expenses (continued)

Prior to the Conversion, the Investment Manager received an annual management and advisory fee, payable monthly in arrears, equal to 1.0% of the sum of the maximum amount of the Preferred Interests, the maximum amount available under the Senior Facility, the initial value of the contributed general partnership equity and the initial value of the contributed common equity, subject to reduction by the amount of the Senior Facility commitment when the Senior Facility is no longer outstanding, and by the amount of the Preferred Interests when less than $1 million in liquidation preference of preferred securities remains outstanding. In addition to the management fee, the General Partner was entitled to a performance allocation equal to 20% of all cumulative income and gain distributions, subject to an 8% hurdle on undistributed contributed equity with a catch up for the General Partner.

The Partnership pays all respective expenses incurred in connection with the business of the Partnership, including fees and expenses of outside contracted services, such as custodian, administrative, legal, audit and tax preparation fees, costs of valuing investments, insurance costs, brokers’ and finders’ fees relating to investments, and any other transaction costs associated with the purchase and sale of investments of the Partnership.

4. Senior Secured Revolving Credit Facility

The Partnership has entered into a credit agreement with certain lenders, which provides for a senior secured revolving credit facility (the “Senior Facility”), pursuant to which amounts may be drawn up to $116 million. The Senior Facility matures July 31, 2014, subject to extension by the lenders at the request of the Partnership for one 12-month period.

Advances under the Senior Facility bear interest at LIBOR plus 0.44% per annum, except in the case of loans from CP Conduits, which bear interest at the higher of LIBOR plus 0.44% or the CP Conduit’s cost of funds plus 0.44%, subject to certain limitations. The weighted-average interest rate on outstanding borrowings at June 30, 2012 was 0.69%. In addition to amounts due on outstanding debt, the Senior Facility accrues commitment fees of 0.20% per annum on the unused portion of the Senior Facility, or 0.25% per annum when less than $46.4 million in borrowings are outstanding. The Senior Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Partnership fail to satisfy certain financial or other covenants.  As of June 30, 2012, the Partnership was in full compliance with such covenants.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2012

5. Commitments, Concentration of Credit Risk and Off-Balance Sheet Risk

The Partnership conducts business with brokers and dealers that are primarily headquartered in New York and Los Angeles and are members of the major securities exchanges. Banking activities are conducted with a firm headquartered in the New York area.

In the normal course of business, the Partnership’s investment activities involve executions, settlement and financing of various transactions resulting in receivables from, and payables to, brokers, dealers and the Partnership’s custodian. These activities may expose the Partnership to risk in the event that such parties are unable to fulfill contractual obligations. Management does not anticipate any material losses from counterparties with whom it conducts business.

Consistent with standard business practice, the Partnership enters into contracts that contain a variety of indemnifications, and are engaged from time to time in various legal actions. The maximum exposure of the Partnership under these arrangements and activities is unknown. However, the Partnership expects the risk of material loss to be remote.

The Statement of Investments includes certain revolving loan facilities held by the Partnership with aggregate unfunded balances of $720,556 at June 30, 2012.

6. Related Parties

The Common Limited Partner, the Partnership, the Investment Manager, the General Partner and their members and affiliates may be considered related parties.  From time to time, the Partnership advances payments to third parties on behalf of the Common Limited Partner which are reimbursable through deductions from distributions to the Common Limited Partner.  At June 30, 2012, the Partnership had a receivable from the Common Limited Partner in the amount of $1,292, as reflected in the Statement of Assets and Liabilities. From time to time, the Investment Manager advances payments to third parties on behalf of the Partnership and receives reimbursement from the Partnership.  At June 30, 2012, such amounts reimbursable totaled $492,818, as reflected in the Statement of Assets and Liabilities.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2012

7.  Common Limited Partner Equity

On April 3, 2012, in connection with an initial public offering of its common equity, the Common Limited Partner contributed $80,692,187 in net receipts from the offering to the Partnership, as reflected in the Statement of Changes in Net Assets.

8.  Distributions

The Partnership’s distributions are recorded on the record date. The timing of distributions is determined by the General Partner, which has provided the Investment Manager with certain criteria for such distributions.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2012

9. Financial Highlights

Six Months Ended
June 30, 2012

Return on invested assets (1), (2)	3.8%

Gross return to common limited partner (1)	3.9%
Less: General Partner profit allocation (1)	-
Return to common limited partner (1), (3)	3.9%

Ratios to average common equity: (4), (6)
Net investment income (5)	13.6%
Expenses	3.1%
Expenses and General Partner allocation	3.1%

Ending net assets attributable to common limited partner	$317,249,976
Portfolio turnover rate (1)	21.6%
Weighted-average debt outstanding	$12,741,758
Weighted-average interest rate on debt	0.9%

(1)	Not annualized.

(2)	Return on invested assets is a time-weighted, geometrically linked rate of return and excludes cash and cash equivalents.

(3)	Returns (net of dividends on the preferred equity facility, allocations to General Partner and Partnership expenses, including financing costs and management fees) are calculated on a monthly geometrically linked, time-weighted basis.

(4)	Annualized, except for professional fees relating to the Conversion and allocations to the General Partner.

(5)	Net of allocation to the General Partner.

(6)	These ratios include interest expense but do not reflect the effect of dividends on the preferred equity facility.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Schedule of Changes in Investments in Affiliates (1) (Unaudited)

Six Months Ended June 30, 2012

Security	Value, Beginning of Period	Acquisitions	Dispositions	Value, End of Period

Anacomp, Inc., Class A Common Stock	$740,761	$-	$-	$1,305,748
Delta Air Lines, Inc., Aircraft Secured Mortgage (N913DL), 8%, due 7/15/18	-	403,947	-	403,947
Delta Air Lines, Inc., Aircraft Secured Mortgage (N918DL), 8%, due 7/15/18	-	490,003	-	490,003
Delta Air Lines, Inc., Aircraft Secured Mortgage (N954DL), 8%, due 9/20/19	-	631,014	-	631,014
Delta Air Lines, Inc., Aircraft Secured Mortgage (N955DL), 8%, due 9/20/19	-	645,523	-	645,523
Delta Air Lines, Inc., Aircraft Secured Mortgage (N956DL), 8%, due 9/20/19	-	646,372	-	646,372
Delta Air Lines, Inc., Aircraft Secured Mortgage (N957DL), 8%, due 9/20/19	-	651,170	-	651,170
Delta Air Lines, Inc., Aircraft Secured Mortgage (N959DL), 8%, due 9/20/19	-	655,930	-	655,930
Delta Air Lines, Inc., Aircraft Secured Mortgage (N960DL), 8%, due 9/20/19	-	675,587	-	675,587
Delta Air Lines, Inc., Aircraft Secured Mortgage (N961DL), 8%, due 9/20/19	-	671,812	-	671,812
Delta Air Lines, Inc., Aircraft Secured Mortgage (N976DL), 8%, due 7/15/18	-	512,643	-	512,643
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N913DL)	-	100,987	-	100,987
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N918DL)	-	122,501	-	122,501
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N954DL)	-	157,753	-	157,753
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N955DL)	-	161,381	-	161,381
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N956DL)	-	161,593	-	161,593
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N957DL)	-	162,792	-	162,792
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N959DL)	-	163,982	-	163,982
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N960DL)	-	168,897	-	168,897
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N961DL)	-	167,953	-	167,953
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N976DL)	-	128,161	-	128,162
EPMC HoldCo, LLC, Membership Units	5,264,007	-	-	4,581,393
ESP Holdings, Inc., Cumulative Preferred 15%	3,287,872	-	-	3,491,056
ESP Holdings, Inc., Common Stock	7,473,887	-	-	7,055,790
ESP Holdings, Inc., Junior Unsecured Subordinated Promissory Notes, 6% Cash + 10% PIK, due 12/31/19	6,240,393	363,247	-	6,572,593
International Wire Group Holdings, Inc., Common Stock	30,077,606	-	-	30,186,475
International Wire Group Holdings, Inc., Senior Notes, 11.5% Cash or 12.25% PIK, due 4/15/15	18,180,000	-	-	18,630,000
RM Holdco, LLC, Membership Units	-	2,010,777	-	2,010,777
RM Holdco, LLC, Subordinated Convertible Term Loan, 1.12% PIK, due 3/21/18	-	5,061,923	-	5,061,923
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 11%, due 3/19/16	-	3,745,365	-	3,748,607
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B, 12% Cash + 7% PIK, due 3/19/16	-	5,945,170	-	6,019,219
United Air Lines, Inc., Aircraft Secured Mortgage (N510UA), 20%, due 9/26/16	624,066	-	(31,786)	596,984
United Air Lines, Inc., Aircraft Secured Mortgage (N512UA), 20%, due 10/26/16	630,208	-	(31,103)	603,936
United Air Lines, Inc., Aircraft Secured Mortgage (N536UA), 16%, due 8/21/14	414,963	-	(58,610)	358,293
United Air Lines, Inc., Aircraft Secured Mortgage (N545UA), 16%, due 7/17/15	563,575	-	(52,520)	516,096
United Air Lines, Inc., Aircraft Secured Mortgage (N585UA), 20%, due 10/25/16	739,958	-	(36,520)	709,638
United Air Lines, Inc., Aircraft Secured Mortgage (N659UA), 12%, due 3/28/16	5,014,613	-	(430,173)	4,726,216
United Air Lines, Inc., Aircraft Secured Mortgage (N661UA), 12%, due 5/4/16	5,192,014	-	(417,180)	4,918,780
United Air Lines, Inc., Equipment Trust Beneficial Interests (N510UA)	467,137	31,786	(17,957)	477,765
United Air Lines, Inc., Equipment Trust Beneficial Interests (N512UA)	458,665	31,103	(17,663)	472,470
United Air Lines, Inc., Equipment Trust Beneficial Interests (N536UA)	686,303	58,610	(22,601)	616,413
United Air Lines, Inc., Equipment Trust Beneficial Interests (N545UA)	612,589	52,520	(23,737)	615,580
United Air Lines, Inc., Equipment Trust Beneficial Interests (N585UA)	498,602	36,520	(23,388)	582,805
United N659UA-767, LLC (N659UA)	2,274,815	430,173	(337,356)	2,767,528
United N661UA-767, LLC (N661UA)	2,205,523	417,180	(331,517)	2,770,176

Note to Schedule of Changes in Investments in Affiliates:

(1)	The issuers of the securities listed on this schedule are considered affiliates under the Investment Company Act of 1940 due to the ownership by the Company of 5% or more of the issuers' voting securities.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

June 30, 2012

Investment	Acquisition Date	Cost

AIP/IS Holdings, LLC, Membership Units	Var. 2009 & 2010	$-
Bally Total Fitness Holding Corporation, Common Stock	4/30/10	45,186,963
Bally Total Fitness Holding Corporation, Warrants	4/30/10	-
BPA Laboratories, Inc., Senior Secured Notes, 12.25%, due 4/1/17	3/5/12	14,458,200
Constellation Enterprises, LLC, Senior Secured 1st Lien Notes, 10.625%, due 2/1/16	1/20/11	12,322,875
DeepOcean Group Holding AS, Common Stock	5/13/11	3,477,627
Integra Telecom, Inc., Common Stock	11/19/09	8,433,884
Integra Telecom, Inc., Warrants	11/19/09	19,920
La Paloma Generating Company, Residual Claim	2/2/05	1,580,126
ITC^DeltaCom, Inc., Senior Secured Notes, 10.5%, due 4/1/16	4/9/10	8,753,309
NEF Kamchia Co-Investment Fund, LP Interest	7/31/07	3,367,227
NEF Telecom Company BV, Mezzanine Term Loan, EURIBOR + 4.5% Cash + 7.5% PIK, due 8/16/17	8/29/07	26,162,416
Precision Holdings, LLC, Class C Membership Interests	Var. 2010 & 2011	1,396
Shop Holding, LLC, Class A Units	6/2/11	462,576
Shop Holding, LLC, Warrants to Purchase Class A Units	6/2/11	-
STG-Fairway Holdings, LLC, Class A Units	12/30/10	1,100,348
The Telx Group, Inc., Senior Unsecured Notes, 10% Cash + 2% PIK, due 9/26/19	9/26/11	7,427,281

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our unaudited financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In addition, some of the statements in this report (including in the following discussion) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events or the future performance or financial condition of Special Value Continuation Partners, LP (“SVCP,” the “Partnership,” “we,” “us,” or “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

•	our, or our portfolio companies’, future business, operations, operating results or prospects;

•	the return or impact of current and future investments;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of fluctuations in interest rates on our business;

•	the impact of changes in laws or regulations governing our operations or the operations of our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the general economy and its impact on the industries in which we invest;

•	the financial condition of and ability of our current and prospective portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our financing resources and working capital;

•	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the timing, form and amount of any dividend distributions; and

•	our ability to maintain our qualification as a regulated investment company and as a business development company.

We use words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “could,” “may” “plan” and similar words to identify forward-looking statements. The forward looking statements contained in this quarterly report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in this report and included in our amended registration statement on Form N-2 filed with the Securities and Exchange Commission on April 2, 2012.

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

Special Value Continuation Partners, LP (“SVCP” or the “Partnership”) is a Delaware limited liability company formed on July 31, 2006 and is an externally managed, closed-end, non-diversified management investment company. On April 2, 2012, SVCP elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) (the “Conversion”). The Partnership’s investment objective is to achieve high total returns while minimizing losses. The Partnership invests primarily in the debt of middle-market companies, including senior secured loans, junior loans, mezzanine debt and bonds. Such investments may include an equity component, and, to a lesser extent, the Partnership may make equity investments directly. TCP Capital Corp. (“TCPC”) owns 100% of the common limited partner interests of the Partnership. TCPC has also elected to be treated as a BDC under the 1940 Act. On April 3, 2012, TCPC priced an initial public offering and subsequently contributed the net proceeds of that offering into the Partnership. The General Partner of the Partnership is SVOF/MM, LLC (“SVOF/MM”), which also serves as the administrator (“Administrator”) of TCPC and the Partnership. The managing member of SVOF/MM is Tennenbaum Capital Partners, LLC (“TCP” or the “Advisor”), which serves as the investment manager to both TCPC and the Partnership. Most of the equity interests in the General Partner are owned directly or indirectly by TCP and its employees. The Partnership has elected to be treated as a partnership for U.S. federal income tax purposes.

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition.

Revenues

We generate revenues primarily in the form of interest on the debt we hold. We also generate revenue from dividends on our equity interests and capital gains on the sale of warrants and other debt or equity interests that we acquire. Our investments in fixed income instruments generally have an expected maturity of three to five years, although we have no lower or upper constraint on maturity. Interest on our debt investments is generally payable quarterly or semi-annually. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments and preferred stock investments may defer payments of cash interest or dividends or PIK. Any outstanding principal amount of our debt investments and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of prepayment fees, commitment, origination, structuring or due diligence fees, fees for providing significant managerial assistance, consulting fees and other investment related income.

Expenses

Our primary operating expenses include the payment of a base management fee and, depending on our operating results, incentive compensation, expenses reimbursable under the management agreement, administration fees and the allocable portion of overhead under the administration agreement. The base management fee and incentive compensation remunerates the Advisor for work in identifying, evaluating, negotiating, closing and monitoring our investments. Our administration agreement with SVOF/MM, LLC (the “Administrator”) provides that the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to us under the administration agreement, as well as any costs and expenses incurred by the Administrator or its affiliates relating to any non-investment advisory, administrative or operating services provided by the Administrator or its affiliates to us. We also bear all other costs and expenses of our operations and transactions (and SVCP’s common limited partner indirectly bears all of the costs and expenses of the Partnership), which may include those relating to:

•	our organization;

•	calculating our net asset value (including the cost and expenses of any independent valuation firms);

•	interest payable on debt, if any, incurred to finance our investments;

•	the base management fee and any incentive compensation;

•	dividends and distributions on our preferred shares, if any, and common limited partner interests;

•	administration fees payable under the administration agreement;

•	fees payable to third parties relating to, or associated with, making investments;

•	transfer agent and custodial fees;

•	registration fees;

•	listing fees;

•	director fees and expenses;

•	costs of preparing and filing reports or other documents with the SEC;

•	costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

•	our fidelity bond;

•	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	indemnification payments;

•	direct costs and expenses of administration, including audit and legal costs; and

•	all other expenses reasonably incurred by us and the Administrator in connection with administering our business, such as the allocable portion of overhead under the administration agreement, including rent and other allocable portions of the cost of certain of our officers and their respective staffs.

The investment management agreement provides that the base management fee be calculated at an annual rate of 1.5% of our total assets (excluding cash and cash equivalents) payable quarterly in arrears. For purposes of calculating the base management fee, “total assets” is determined without deduction for any borrowings or other liabilities. For the first calendar quarter (or portion thereof) of our operations as a BDC, the base management fee was calculated based on the initial value of our total assets (excluding cash and cash equivalents) as of a date as close as practicable to the Conversion. Beginning with our second calendar quarter of operations as a BDC, the base management fee is calculated based on the value of our total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter.

Additionally, the investment management agreement and the Amended and Restated Limited Partnership Agreement provide that the Advisor or its affiliates may be entitled to incentive compensation under certain circumstances. No incentive compensation will be incurred prior to January 1, 2013. Beginning January 1, 2013, the incentive compensation will equal the sum of (1) 20% of all of the ordinary income of TCPC since that date and (2) 20% of all net realized capital gains (net of any net unrealized capital depreciation) since that date, with each component being subject to a total return requirement of 8% of TCPC’s contributed common equity annually. The incentive compensation initially will be payable to the General Partner by the Partnership pursuant to the Amended and Restated Limited Partnership Agreement. If the Partnership is terminated or for any other reason incentive compensation is not paid by the Partnership, it would be paid pursuant to the investment management agreement between us and the Advisor. The determination of incentive compensation is subject to limitations under the 1940 Act and the Advisers Act.

Critical accounting policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Management considers the following critical accounting policies important to understanding the financial statements. In addition to the discussion below, our critical accounting policies are further described in the notes to our financial statements.

Valuation of portfolio investments

We value our portfolio investments at fair value based upon the principles and methods of valuation set forth in policies adopted by our board of directors. Fair value is defined as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. Market participants are buyers and sellers in the principal (or most advantageous) market for the asset that (i) are independent of us, (ii) are knowledgeable, having a reasonable understanding about the asset based on all available information (including information that might be obtained through due diligence efforts that are usual and customary), (iii) are able to transact for the asset, and (iv) are willing to transact for the asset or liability (that is, they are motivated but not forced or otherwise compelled to do so).

Investments for which market quotations are readily available are valued at such market quotations unless the quotations are deemed not to represent fair value. We generally obtain market quotations from recognized exchanges, market quotation systems, independent pricing services or one or more broker-dealers or market makers. However, short term debt investments with remaining maturities within 90 days are generally valued at amortized cost, which approximates fair value. Debt and equity securities for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued at fair value as determined in good faith by our board of directors. Because a readily available market value for many of the investments in our portfolio is often not available, we value many of our portfolio investments at fair value as determined in good faith by our board of directors using a consistently applied valuation process in accordance with a documented valuation policy that has been reviewed and approved by our board of directors. Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that we may ultimately realize. In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of our investments than on the fair values of our investments for which market quotations are not readily available. Market quotations may be deemed not to represent fair value in certain circumstances where we believe that facts and circumstances applicable to an issuer, a seller or purchaser, or the market for a particular security cause current market quotations to not reflect the fair value of the security. Examples of these events could include cases where a security trades infrequently causing a quoted purchase or sale price to become stale, where there is a “forced” sale by a distressed seller, where market quotations vary substantially among market makers, or where there is a wide bid-ask spread or significant increase in the bid-ask spread.

The valuation process adopted by our board of directors with respect to investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value is as follows:

•	The investment professionals of the Advisor provide recent portfolio company financial statements and other reporting materials to independent valuation firms engaged by our board of directors.

•	Such firms evaluate this information along with relevant observable market data to conduct independent appraisals each quarter, and their preliminary valuation conclusions are documented and discussed with senior management of the Advisor.

•	The board of directors discusses the valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Advisor, the respective independent valuation firms and the audit committee of the board of directors.

However, smaller investments aggregating less than 5% of our total capitalization may be valued at fair value as determined in good faith by the board of directors based on valuations provided by the Advisor without the employment of an independent valuation firm.

Those investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in determining the fair value of our investments include, as relevant and among other factors: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, merger and acquisition comparables, our principal market (as the reporting entity) and enterprise values.

When valuing all of our investments, we strive to maximize the use of observable inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances.

Our investments may be categorized based on the types of inputs used in their valuation. The level in the GAAP valuation hierarchy in which an investment falls is based on the lowest level input that is significant to the valuation of the investment in its entirety. Investments are classified by GAAP into the three broad levels as follows:

Level 1 — Investments valued using unadjusted quoted prices in active markets for identical assets.

Level 2 — Investments valued using other unadjusted observable market inputs, e.g. quoted prices in markets that are not active or quotes for comparable instruments.

Level 3 — Investments that are valued using quotes and other observable market data to the extent available, but which also take into consideration one or more unobservable inputs that are significant to the valuation taken as a whole.

As of June 30, 2012, 1.1% of our investments were categorized as Level 1, 24.6% were categorized as Level 2, 70.6% were Level 3 investments valued based on valuations by independent third party sources, and 3.7% were Level 3 investments valued based on valuations by the Advisor.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the financial statements.

Revenue recognition

Interest and dividend income, including income paid in kind, is recorded on an accrual basis to the extent that such amounts are determined to be collectible. Origination, structuring, closing, commitment and other upfront fees earned with respect to capital commitments are generally amortized or accreted into interest income over the life of the respective debt investment. Other fees, including certain amendment fees, prepayment fees and commitment fees on broken deals, are recognized as earned. Prepayment fees and similar income received upon the early repayment of a loan or debt security are included in interest income.

Certain of our debt investments are purchased at a considerable discount to par as a result of the underlying credit risks and financial results of the issuer, as well as general market factors that influence the financial markets as a whole. GAAP generally requires that discounts on the acquisition of corporate bonds, municipal bonds and treasury bonds be amortized using the effective-interest or constant-yield method. GAAP also requires that we consider the collectability of interest when making accruals. Accordingly, when accounting for purchase discounts, we recognize discount accretion income when it is probable that such amounts will be collected.

Net realized gains or losses and net change in unrealized appreciation or depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. Realized gains and losses are computed using the specific identification method. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Portfolio and investment activity

During the three months ended June 30, 2012, we invested approximately $90.4 million across eight new and three existing portfolio companies. Of these investments, $88.9 million (98% of the total) were in senior secured loans and $1.5 million (2% of the total) were in equity securities. During the six months ended June 30, 2012, we invested approximately $165.6 million across eleven new and eight existing portfolio companies. Of these investments, 99% were senior secured debt comprised of senior loans ($149.2 million, or 90% of the total) and senior secured notes ($14.5 million, or 9% of the total). The remaining $1.9 million (1% of the total) of new investments were in unsecured debt and equity securities. Additionally, we received approximately $39.6 million and $85.6 million in proceeds from sales or repayments of investments during the three and six months ended June 30, 2012 respectively.

At June 30, 2012, our investment portfolio of $452.3 million (at fair value) consisted of 44 portfolio companies and was invested 62% in senior secured loans, 18% in senior secured notes, 4% in unsecured or subordinated debt, and 16% in equity investments. Our average portfolio company investment at amortized cost was approximately $12.6 million. Our largest portfolio company investment by value was approximately $48.8 million and our five largest portfolio company investments by value comprised approximately 27% of our portfolio at June 30, 2012. At December 31, 2011, our investment portfolio of $379.0 million (at fair value) consisted of 41 portfolio companies and was invested 48% in senior secured loans, 24% in senior secured notes, 9% in unsecured or subordinated debt, and 19% in equity investments. Our average portfolio company investment at amortized cost was approximately $11.6 million. Our largest portfolio company investment by value was approximately $48.3 million and our five largest portfolio company investments by value comprised approximately 33% of our portfolio at December 31, 2011.

The industry composition of our portfolio at fair value at June 30, 2012 was as follows:

Percent of Total
Industry	Investments

Nonferrous Metal Production and Processing	10.8%
Wired Telecommunications	6.8%
Software Publishers	6.4%
Air Transportation	6.2%
Metal and Mineral Wholesalers	5.6%
Business Support Services	4.5%
Accounting, Tax Preparation, and Payroll Services	4.4%
Gambling	4.4%
Radio and Television Broadcasting	4.1%
Machinery & Equipment Rental and Leasing	3.9%
Architectural, Engineering & Related Services	3.8%
Restaurants	3.7%
Data Processing and Hosting Services	3.6%
Grocery Stores	3.3%
Broadcast Services	3.3%
Scientific Research and Development	3.2%
Electronic Shopping and Mail-Order	3.1%
Auto Parts Manufacturing	3.0%
Promoters of Performing Arts, Sports, and Similar Events	2.4%
Other Telecommunications	2.2%
Computer Equipment Manufacturing	2.1%
Communications Equipment Manufacturing	2.1%
Synthetic Rubber, Fibers & Filaments Manufacturing	1.8%
Financial Investment Activities	1.4%
Nonmetallic Mineral Mining and Quarrying	1.0%
Other	2.9%
Total	100.0%

The weighted average effective yield of the debt securities in our portfolio was 11.5% at June 30, 2012 and 11.9% at December 31, 2011. The weighted average yields to maturity on our senior secured debt and other debt investments were 11.6% and 9.0%, respectively, at June 30, 2012, versus 11.6% and 15.9% at December 31, 2011.

At June 30, 2012, 49% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 51% bore interest at fixed rates. The percentage of our floating rate debt investments that bore interest based on an interest rate floor was 86% at June 30, 2012. At December 31, 2011, 33% of our debt investments bore interest based on floating rates and 67% bore interest at fixed rates. The percentage of our floating rate debt investments that bore interest based on an interest rate floor was 60% at December 31, 2011.

Results of operations

Results of operations of the Partnership for the three and six months ended June 30, 2012 are not directly comparable to the same periods ended June 30, 2011, since 2011 reflects a portfolio prior to the Conversion with different objectives.

Investment income

Investment income totaled $11.1 million and $17.3 million, respectively, for the three months ended June 30, 2012 and 2011, of which $10.4 million and $10.4 million were attributable to interest and fees on our debt investments, $0.0 million and $5.9 million to dividends from equity securities and $0.7 million and $1.0 million to other income, respectively. Total investment income during the three months ended June 30, 2012 and 2011 was net of $0.4 million of depreciation expense from aircraft we own and lease (through portfolio trusts). The decrease in investment income in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 reflects a special $5.9 million dividend received from one equity position during the three months ended June 30, 2011. Total investments at fair value and their cost were $452.3 million and $552.3 million at June 30, 2012, compared to $436.4 million and $507.0 million at June 30, 2011.

Investment income totaled $22.9 million and $35.2 million, respectively, for the six months ended June 30, 2012 and 2011, of which $20.2 million and $21.0 million were attributable to interest and fees on our debt investments, $1.8 million and $12.5 million to dividends from equity securities and $0.9 million and $1.7 million to other income, respectively. The decrease in investment income in the six months ended June 30, 2012 compared to the six months ended June 30, 2011 reflects significant dividends received from two equity positions in 2011 totaling $12.5 million compared to receipt of $1.8 million in dividends from one equity investment in the first quarter of 2012.

Expenses

Net expenses for the three months ended June 30, 2012 and 2011 were $2.0 million and $2.0 million, respectively, which consisted of $1.6 million and $1.7 million in base management fees, $0.1 million and $0.1 million in interest expense and fees related to the Revolving Facility, $0.1 million and $0.1 million in amortization of debt issuance costs, and $0.2 million and $0.1 million in other expenses, respectively. No incentive compensation was paid during the three months ended June 30, 2012 and 2011. The increase in other expenses is an overall increase in professional fees subsequent to the Conversion.

Net expenses for the six months ended June 30, 2012 and 2011 were $4.4 million and $4.2 million, respectively, which consisted of $3.2 million and $3.4 million in base management fees, $0.2 million and $0.3 million in interest expense and fees related to the Revolving Facility, $0.2 million and $0.2 million in amortization of debt issuance costs, and $0.8 million and $0.4 million in other expenses, respectively. No incentive compensation was paid during the three months ended June 30, 2012 and 2011. Other expenses in the six months ended June 30, 2012 includes $0.3 million in professional fees relating to the Conversion and an overall increase in ongoing professional fees subsequent to the Conversion.

Net investment income

Net investment income was $9.1 million and $15.3 million respectively, for the three months ended June 30, 2012 and 2011. The decrease in net investment income in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily reflects the decrease in dividend income and an increase in other expenses.

Net investment income was $18.5 million and $31.1 million respectively, for the six months ended June 30, 2012 and 2011. The decrease in in net investment income in the six months ended June 30, 2012 compared to the six months ended June 30, 2011 reflects the decrease in dividend income, the professional fees relating to the Conversion, and the increase in other expenses.

Net realized and unrealized gain or loss

Net realized gains for the three months ended June 30, 2012 and 2011 were $2.9 million and $14.6 million, respectively. For the three months ended June 30, 2012 and 2011, the change in net unrealized appreciation or depreciation was $(5.4) million and $(24.2) million, respectively. The net realized gains during the three months ended June 30, 2012 and the corresponding reversal of unrealized gains were due primarily to the exit of two debt positions, NCO Group, Inc. and AerCap Holdings N.V., during the period. The remaining change in net unrealized appreciation or depreciation during the three months ended June 30, 2012 was due to a combination of mark to market yield adjustments and a markdown on one debt position. Net realized gains or losses for the six months ended June 30, 2012 and 2011 were $(2.4) million and $17.2 million, respectively. The net realized losses during the six months ended June 30, 2012 were due to a reorganization charge on one debt investment of $(5.5) million and other net realized gains of $3.1 million, primarily from three debt investments. For the six months ended June 30, 2012 and 2011, the change in net unrealized appreciation or depreciation was $(5.0) million and $(33.1) million, respectively.

Dividends to preferred limited partners

Dividends on the Preferred Interests for the three months ended June 30, 2012 and 2011 were $0.4 million and $0.4 million, respectively. Dividends on the Preferred Interests for the six months ended June 30, 2012 and 2011 were $0.8 million and $0.8 million, respectively, as average LIBOR rates for the two periods were similar.

Net increase or decrease in net assets resulting from operations

The net increase in net assets resulting from operations was $6.2 million and $5.3 million for the three months ended June 30, 2012 and 2011, respectively. The increased amount in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily reflects a lower net realized and unrealized loss, which was partially offset by a decrease in dividend income. The net increase in net assets resulting from operations was $10.3 million and $14.4 million for the six months ended June 30, 2012 and 2011, respectively. The decreased amount in the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily reflects the decrease in dividend income, which was partially offset by a lower net realized and unrealized loss.

Liquidity and capital resources

Since our inception, our liquidity and capital resources have been generated primarily through contributions from the common limited partner of the Partnership (which came from the initial private placement of its common shares and the net proceeds from its initial public offering on April 3, 2012), our preferred equity facility and our revolving credit facility (together, the “Leverage Program”), and cash flows from operations, including investments sales and repayments and income earned from investments and cash equivalents. The primary uses of cash have been investments in portfolio companies, cash distributions to our equity holders, payments to service our Leverage Program and other general corporate purposes.

Net cash used in operating activities during the six months ended June 30, 2012 was $56.2 million. Our primary use of cash in operating activities during this period consisted of settlements of investment acquisitions (net of dispositions) of $78.8 million, partially offset by net investment income (net of non-cash income) of approximately $22.6 million.

Net cash provided by financing activities was $56.6 million during the six months ended June 30, 2012, consisting primarily of $82.7 million of additional contributions from the Common Limited Partner, reduced by $13.3 million of distributions to the Common Limited Partner, $0.8 million of dividends on our preferred equity facility (the “Preferred Interests”), and $12.0 million of net repayments under our revolving credit facility (the “Revolving Facility”).

At June 30, 2012, we had $11.2 million in cash and cash equivalents.

The Revolving Facility is secured by substantially all of the assets in our portfolio, including cash and cash equivalents. At June 30, 2012, we had $17.0 million drawn and outstanding under the Revolving Facility, with an additional $99.0 million available to us, subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of ratios of not less than 300% of total assets (less total liabilities other than indebtedness) to total indebtedness and not less than 200% of total assets (less total liabilities other than indebtedness) to the sum of total preferred equity and indebtedness, and restrictions on certain payments and issuance of debt. Economic conditions, like those that began in 2007 and continued through 2011, may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the Revolving Facility, and may therefore impact our ability to borrow under the Revolving Facility. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment under the Revolving Facility or require redemption of the Preferred Interests, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At June 30, 2012, we were in compliance with all financial and operational covenants required by the Revolving Facility.

Economic conditions, like those that began in 2007 and continued through 2011, while creating attractive opportunities for us, may decrease liquidity and raise the cost of capital generally, which could limit our ability to renew, extend or replace the Leverage Program on terms as favorable as are currently included therein. If we are unable to renew, extend or replace the Leverage Program upon its maturity, we expect to have sufficient funds to repay the outstanding balance in full from our net investment income and sales of, and repayments of principal from, our portfolio company investments, as well as from anticipated debt and equity capital raises, among other sources. Economic conditions, like those that began in 2007 and continued through 2011, may limit our ability to raise capital or the ability of the companies in which we invest to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The Revolving Facility matures in July 2014 and the Preferred Interests will be subject to mandatory redemption in July 2016. Any inability to renew, extend or replace the Revolving Facility or replace the Preferred Interests could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

Contractual obligations

Our Revolving Facility is a senior secured revolving credit facility with certain lenders pursuant to which amounts may be drawn up to $116 million. The Revolving Facility matures on July 31, 2014, and may be extended at our option for one 12-month period. At June 30, 2011, $17 million in advances were outstanding under the Revolving Facility, all of which were short-term draws of less than one year.

We have also entered into several contracts under which we have future commitments. Pursuant to an investment management agreement, the Advisor manages our day-to-day operations and provides investment advisory services to us. Payments under the investment management agreement will be equal to a percentage of the value of our gross assets (excluding cash and cash equivalents) and an incentive compensation, plus reimbursement of certain expenses incurred by the Advisor. Under our administration agreement, the Administrator provides us with administrative services, facilities and personnel. Payments under the administration agreement are equal to an allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us, and may include rent and our allocable portion of the cost of certain of our officers and their respective staffs. We are responsible for reimbursing the Advisor for due diligence and negotiation expenses, fees and expenses of custodians, administrators, transfer and distribution agents, counsel and directors, insurance, filings and registrations, proxy expenses, expenses of communications to investors, compliance expenses, interest, taxes, portfolio transaction expenses, costs of responding to regulatory inquiries and reporting to regulatory authorities, costs and expenses of preparing and maintaining our books and records, indemnification, litigation and other extraordinary expenses and such other expenses as are approved by the directors as being reasonably related to the organization, offering, capitalization, operation or administration of the Funds and any portfolio investments, as applicable. The Advisor is not responsible for any of the foregoing expenses and such services are not investment advisory services under the 1940 Act. Either party may terminate each of the investment management agreement and administration agreement without penalty upon not less than 60 days’ written notice to the other.

Distributions

Our quarterly distributions to the Common Limited Partner are recorded on the ex-dividend date and are determined under guidelines established by our board of directors. Distributions are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We do not have a policy to pay distributions at a specific level and expect to continue to distribute substantially all of our taxable income. We cannot assure Partners that they will receive any distributions or distributions at a particular level.

We may not be able to achieve operating results that will allow us to make dividends and distributions at a specific level or to increase the amount of these dividends and distributions from time to time. Also, we may be limited in our ability to make dividends and distributions due to the asset coverage test applicable to us as a BDC under the 1940 Act and due to provisions in our existing and future credit facilities.

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	Each of TCPC and the Partnership has entered into an investment management agreement with the Advisor.

•	The Administrator provides us with administrative services necessary to conduct our day-to-day operations. For providing these services, facilities and personnel, the Administrator may be reimbursed by us for expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our officers and the Administrator’s administrative staff and providing, at our request and on our behalf, significant managerial assistance to our portfolio companies to which we are required to provide such assistance.

•	Pursuant to its limited partnership agreement, the general partner of the Partnership is SVOF/MM, LLC. SVOF/MM, LLC is an affiliate of the Advisor and the general partners or managing member of certain other funds managed by the Advisor.

The Advisor and its affiliates, employees and associates currently do and in the future may manage other funds and accounts. The Advisor and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds or accounts. Accordingly, conflicts may arise regarding the allocation of investments or opportunities among us and those accounts. In general, the Advisor will allocate investment opportunities pro rata among us and the other funds and accounts (assuming the investment satisfies the objectives of each) based on the amount of committed capital each then has available. The allocation of certain investment opportunities in private placements is subject to independent director approval pursuant to the terms of the co-investment exemptive order applicable to us. In certain cases, investment opportunities may be made other than on a pro rata basis. For example, we may desire to retain an asset at the same time that one or more other funds or accounts desire to sell it or we may not have additional capital to invest at a time the other funds or accounts do. If TCP is unable to manage our investments effectively, we may be unable to achieve our investment objective. In addition, TCP may face conflicts in allocating investment opportunities between us and certain other entities that could impact our investment returns. While our ability to enter into transactions with our affiliates will be restricted under the 1940 Act, we have received an exemptive order from the SEC permitting certain affiliated investments subject to certain conditions. As a result, we may face conflict of interests and investments made pursuant to the exemptive order conditions which could in certain circumstances affect adversely the price paid or received by us or the availability or size of the position purchased or sold by us.

Recent Developments

During Q3 through August 3rd, the Partnership has invested approximately $19 million in 2 loans with an effective yield of approximately 11.3%.

Item 3: Quantitative and qualitative disclosure about market risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2012, 49% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At June 30, 2012, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 86%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Based on our June 30, 2012 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest income	Interest Expense	Net Income
Up 200 basis points	$2,358,871	$(3,020,000)	$(661,129)
Up 100 basis points	$485,538	$(1,510,000)	$(1,024,462)
Down 100 basis points	$(242,223)	$696,110	$453,887
Down 200 basis points	$(262,039)	$696,110	$434,071

Item 4: Controls and Procedures

As of the period covered by this report, we, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on our evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in our periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, are based upon certain assumptions about the likelihood of future events and can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1: Legal Proceedings.

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.

Item 1A: Risk Factors.

There have been no material changes from the risk factors previously disclosed in our most recent registration statement, as filed with the Securities and Exchange Commission.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Item 6: Exhibits

EXHIBIT INDEX

Number	Description

31.1	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Special Value Continuation Partners, LP

Date: August 14, 2012
	By:	/s/ Howard M. Levkowitz
	Name:	Howard M. Levkowitz
	Title:	Chief Executive Officer

Date: August 14, 2012
	By:	/s/ Paul L. Davis
	Name:	Paul L. Davis
	Title:	Chief Financial Officer

