Form 10-Q
period 2012-09-30
Special Value Continuation Partners, LP
filed 2012-11-15
CIK 1370754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

 FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2012

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

Yes  ☐   No  ☒

Special Value Continuation Partners, LP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Statements of Assets and Liabilities

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Investments, at fair value:
Unaffiliated issuers (cost of $473,567,639 and $380,905,101, respectively)	$375,517,204	$287,312,979
Controlled companies (cost of $45,558,054 and $26,711,048 respectively)	23,198,321	740,761
Other affiliates (cost of $78,947,353 and $92,886,265, respectively)	91,406,993	90,906,796
Total investments (cost of $598,073,046 and $473,791,366, respectively)	490,122,518	378,960,536

Cash and cash equivalents	11,514,135	10,831,678
Accrued interest income:
Unaffiliated issuers	5,327,523	5,505,427
Controlled companies	56,280	-
Other Affiliates	1,390,086	783,375
Receivable for investments sold	11,162,245	4,297,270
Deferred debt issuance costs	806,995	1,137,513
Unrealized appreciation on swaps	321,330	172,424
Receivable from parent	99,258	-
Prepaid expenses and other assets	538,694	1,364,958
Total assets	521,339,064	403,053,181

Liabilities
Credit facility payable	48,000,000	29,000,000
Payable for investments purchased	19,925,000	267,911
Payable to the Investment Manager	169,870	175,929
Management and advisory fees payable	-	565,599
Interest payable	57,925	75,668
Accrued expenses and other liabilities	732,349	895,354
Total liabilities	68,885,144	30,980,461

Preferred equity facility
Series A preferred limited partner interests in Special Value Continuation Partners, LP; $20,000/interest liquidation preference; 6,700 interests authorized, issued and outstanding	134,000,000	134,000,000
Accumulated dividends on Series A preferred equity facility	535,582	466,418
Total preferred limited partner interests	134,535,582	134,466,418

Net assets applicable to common limited and general partners	$317,918,338	$237,606,302

Composition of net assets applicable to common limited and general partners
Paid-in capital	$441,328,968	$358,636,781
Accumulated net investment income	27,314,308	22,653,795
Accumulated net realized losses	(42,689,292)	(48,708,032)
Accumulated net unrealized depreciation	(108,035,646)	(94,976,242)
Net assets applicable to common limited and general partners	$317,918,338	$237,606,302

See accompanying notes.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Statement of Investments (Unaudited)

September 30, 2012

Showing Percentage of Total Cash and Investments of the Partnership

			Percent of
	Principal	Fair	Cash and
Investment	Amount	Value	Investments

Debt Investments (87.16%)

Bank Debt (66.69%) (1)
Accounting, Tax Preparation, Bookkeeping, and Payroll Services (4.00%)
Expert Global Solutions, LLC, Senior Secured 1st Lien Term Loan B, LIBOR + 6.75%, 1.25% LIBOR Floor, due 4/2/18	$4,925,250	$4,960,663	0.99%
Expert Global Solutions, LLC, Senior Secured 2nd Lien Term Loan, LIBOR + 9.5%, 1.5% LIBOR Floor, due 10/2/18	$15,000,000	15,082,500	3.01%
Total Accounting, Tax Preparation, Bookkeeping, and Payroll Services		20,043,163

Business Support Services (3.73%)
STG-Fairway Acquisitions, Inc., Senior Secured 2nd Lien Term Loan, 12.5%, due 12/29/15	$19,482,955	18,703,637	3.73%

Clothing Stores (1.93%)
Kenneth Cole Productions, Inc., Senior Secured 1st Lien FILO Term Loan, LIBOR + 10.60%, 1% LIBOR Floor, due 9/25/17	$10,000,000	9,706,000	1.93%

Computer Equipment Manufacturing (1.92%)
ELO Touch Solutions, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 10.5%, 1.5% LIBOR Floor, due 12/4/18	$10,000,000	9,650,000	1.92%

Commercial and Industrial Machinery and Equipment Rental and Leasing (3.46%)
Sky Funding AMR Lease Portfolio, Senior Subordinated 1st Lien Term Loan, 10%, due 9/6/16 - (Ireland)	$17,000,000	17,365,500	3.46%

Data Processing, Hosting, and Related Services (1.49%)
The Telx Group, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 6.5%, 1.25% LIBOR Floor, due 9/22/17	$7,425,032	7,480,720	1.49%

Electric Power Generation, Transmission and Distribution (2.22%)
Panda Sherman Power, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 7.5%, 1.5% LIBOR Floor, due 9/14/18	$11,070,172	11,125,523	2.22%

Electronic Shopping and Mail-Order Houses (2.54%)
Shopzilla, Inc., Senior Secured 2nd Lien Term Loan, 13%, due 6/1/14	$12,603,150	12,703,975	2.54%

Full-Service Restaurants (2.99%)
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 11%, due 3/19/16 (2)	$3,753,949	3,753,949	0.75%
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B, 12% Cash + 7% PIK, due 3/19/16 (2)	$6,140,590	6,140,590	1.23%
RM Holdco, LLC, Subordinated Convertible Term Loan, 1.12% PIK, due 3/21/18 (2)	$5,061,923	5,061,923	1.01%
Total Full-Service Restaurants		14,956,462

Gambling Industries (5.79%)
Golden Gaming, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 7% Cash + 1% PIK 2% LIBOR Floor, due 4/15/16	$15,975,148	15,655,645	3.12%
AGS LLC, 1st Lien Term Loan, LIBOR + 10%, 1.5% LIBOR Floor, due 8/15/16	$13,269,231	13,395,288	2.67%
AGS LLC, DDTL 1st Lien Term Loan, LIBOR + 10%, 1.5% LIBOR Floor, due 8/15/16	$–	16,442	-
Total Gambling Industries		29,067,375

Grocery Stores (2.84%)
Bashas, Inc., Senior Secured 1st Lien FILO Term Loan, LIBOR + 9.35%, 1.5% LIBOR Floor, due 12/28/15	$13,881,440	14,228,476	2.84%

Iron and Steel Mills and Ferroalloy Manufacturing (1.28%)
Essar Steel Algoma, Inc., Senior Secured Term Loan, LIBOR + 7.5%, 1.25% LIBOR Floor, due 9/20/14	$6,343,967	6,407,406	1.28%

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Statement of Investments (Unaudited) (Continued)

September 30, 2012

Showing Percentage of Total Cash and Investments of the Partnership

			Percent of
	Principal	Fair	Cash and
Investment	Amount	Value	Investments

Debt Investments (continued)
Motion Picture and Video Industries (2.99%)
CORE Entertainment, Inc., Senior Secured 1st Lien Term Loan, 9%, due 6/21/17	$9,462,231	$8,031,069	1.60%
CORE Entertainment, Inc., Senior Secured 2nd Lien Term Loan, 13.5%, due 6/21/18	$7,569,785	6,964,202	1.39%
Total Motion Picture and Video Industries		14,995,271

Motor Vehicle Parts Manufacturing (2.56%)
Diversified Machine, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 7.75%, 1.5% LIBOR Floor, due 12/1/16	$13,059,693	12,836,568	2.56%

Other Telecommunications (2.05%)
Gogo, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 9.75%, 1.5% LIBOR Floor, due 6/21/17	$10,233,124	10,284,290	2.05%

Other Professional, Scientific, and Technical Services (2.43%)
Connolly, LLC, Senior Secured 2nd Lien Term Loan, LIBOR + 9.25%, 1.25% LIBOR Floor, due 7/26/19	$12,000,000	12,180,000	2.43%

Other Financial Investment Activities (1.50%)
Marsico Capital Management, Senior Secured 1st Lien Term Loan, LIBOR + 5%, due 12/31/22	$11,322,975	7,529,778	1.50%

Promoters of Performing Arts, Sports, and Similar Events (2.21%)
Stadium Management Group, Senior Secured 2nd Lien Term Loan, LIBOR + 9.50%, 1.25% LIBOR Floor, due 12/7/18	$11,000,000	11,110,000	2.21%

Radio and Television Broadcasting (4.89%)
Encompass Digital Media, Inc., 1st Lien Term Loan, LIBOR + 6.5%, 1.5% LIBOR Floor, due 8/10/17	$7,960,000	7,999,800	1.59%
Granite Broadcasting Corporation, Senior Secured 1st Lien Term Loan B, LIBOR + 7.25%, 1.25% LIBOR Floor, due 5/23/18	$9,975,000	10,024,875	2.00%
SiTV, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 6% Cash + 4% PIK, 2% LIBOR Floor, due 8/3/16	$6,762,014	6,542,249	1.30%
Total Radio and Television Broadcasting		24,566,924

Scheduled Air Transportation (3.43%)
Delta Air Lines, Inc., Aircraft Secured Mortgage (N913DL), 8%, due 7/15/18 (6)	$384,988	384,411	0.08%
Delta Air Lines, Inc., Aircraft Secured Mortgage (N918DL), 8%, due 7/15/18 (6)	$472,928	467,726	0.09%
Delta Air Lines, Inc., Aircraft Secured Mortgage (N954DL), 8%, due 9/20/19 (6)	$611,944	601,847	0.12%
Delta Air Lines, Inc., Aircraft Secured Mortgage (N955DL), 8%, due 9/20/19 (6)	$627,137	614,908	0.12%
Delta Air Lines, Inc., Aircraft Secured Mortgage (N956DL), 8%, due 9/20/19 (6)	$627,690	616,078	0.12%
Delta Air Lines, Inc., Aircraft Secured Mortgage (N957DL), 8%, due 9/20/19 (6)	$632,622	620,286	0.12%
Delta Air Lines, Inc., Aircraft Secured Mortgage (N959DL), 8%, due 9/20/19 (6)	$637,515	624,765	0.12%
Delta Air Lines, Inc., Aircraft Secured Mortgage (N960DL), 8%, due 9/20/19 (6)	$657,412	642,949	0.13%
Delta Air Lines, Inc., Aircraft Secured Mortgage (N961DL), 8%, due 9/20/19 (6)	$653,219	639,502	0.13%
Delta Air Lines, Inc., Aircraft Secured Mortgage (N976DL), 8%, due 7/15/18 (6)	$492,946	489,495	0.10%
United Air Lines, Inc., Aircraft Secured Mortgage (N510UA), 20%, due 9/26/16 (2)	$428,395	565,053	0.11%
United Air Lines, Inc., Aircraft Secured Mortgage (N512UA), 20%, due 10/26/16 (2)	$431,942	572,323	0.11%
United Air Lines, Inc., Aircraft Secured Mortgage (N536UA), 16%, due 8/21/14 (2)	$284,300	316,995	0.06%
United Air Lines, Inc., Aircraft Secured Mortgage (N545UA), 16%, due 7/17/15 (2)	$406,922	474,878	0.09%
United Air Lines, Inc., Aircraft Secured Mortgage (N585UA), 20%, due 10/25/16 (2)	$507,165	672,500	0.13%
United Air Lines, Inc., Aircraft Secured Mortgage (N659UA), 12%, due 3/28/16 (6)	$3,939,156	4,415,794	0.88%
United Air Lines, Inc., Aircraft Secured Mortgage (N661UA), 12%, due 5/4/16 (6)	$4,074,011	4,624,003	0.92%
Total Scheduled Air Transportation		17,343,513

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Statement of Investments (Unaudited) (Continued)

September 30, 2012

Showing Percentage of Total Cash and Investments of the Partnership

			Percent of
	Principal	Fair	Cash and
Investment	Amount	Value	Investments

Debt Investments (continued)
Software Publishers (6.85%)
Blackboard, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 6%, 1.5% LIBOR Floor, due 10/4/18	$13,547,625	$13,691,569	2.73%
Blackboard, Inc., Senior Secured Incremental 1st Lien Term Loan, LIBOR + 6%, 1.5% LIBOR Floor, due 10/4/18	$995,000	1,005,572	0.20%
Plato, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 9.75%, 1.5% LIBOR Floor, due 5/8/19	$15,000,000	14,700,000	2.93%
The TriZetto Group, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 7.25%, 1.25% LIBOR Floor, due 3/28/19	$5,000,000	4,968,750	0.99%
Total Software Publishers		34,365,891

Support Activities for Mining (0.07%)
Trico Shipping AS, 1st Lien Term Loan A, LIBOR + 8.5%, 1.5% LIBOR Floor, due 5/13/14 - (Norway)	$228,803	228,803	0.05%
Trico Shipping AS, 1st Lien Term Loan B, LIBOR + 8.5%, 1.5% LIBOR Floor, due 5/13/14 - (Norway)	$80,543	80,543	0.02%
Total Support Activities for Mining		309,346

Wired Telecommunications Carriers (2.92%)
Bulgaria Telecom Company AD, 1st Lien Tranche B Term Loan, EURIBOR + 2.75%, due 8/9/15 - (Bulgaria) (4)	€2,084,507	1,608,406	0.32%
Integra Telecom Holdings, Inc., 1st Lien Term Loan, LIBOR + 7.25%, 2% LIBOR Floor, due 4/15/15	$8,499,226	8,488,602	1.70%
NEF Telecom Company BV, 1st Lien Tranche C Term Loan, EURIBOR + 3.5%, due 8/9/16 - (Netherlands) (4)	€4,927,730	3,802,236	0.76%
NEF Telecom Company BV, 2nd Lien Tranche D Term Loan, EURIBOR + 5.5%, due 2/16/17 - (Netherlands) (3), (4)	€4,736,002	700,407	0.14%
Total Wired Telecommunications Carriers		14,599,651

Wireless Telecommunications Carriers (0.60%)
Globalive Wireless Management Corp., Senior Secured 1st Lien Term Loan, LIBOR + 8.9%, due 10/9/12 - (Canada)	$3,037,292	2,999,326	0.60%

Total Bank Debt (Cost $338,120,269)		334,558,795

Other Corporate Debt Securities (20.46%)
Architectural, Engineering, and Related Services (1.36%)
ESP Holdings, Inc., Junior Unsecured Subordinated Promissory Notes, 6% Cash + 10% PIK, due 12/31/19 (2), (5)	$6,862,883	6,845,726	1.36%

Data Processing, Hosting, and Related Services (1.57%)
The Telx Group, Inc., Senior Unsecured Notes, 10% Cash + 2% PIK, due 9/26/19 (5)	$7,653,244	7,882,841	1.57%

Gambling Industries (0.42%)
Harrah's Operating Company, Inc., 2nd Priority Secured Notes, 10%, due 12/15/18	$3,169,000	2,101,313	0.42%

Metal and Mineral (except Petroleum) Merchant Wholesalers (5.43%)
Constellation Enterprises, LLC, Senior Secured 1st Lien Notes, 10.625%, due 2/1/16 (5)	$12,500,000	13,187,426	2.63%
Edgen Murray Corporation, Senior Secured Notes, 12.25%, due 1/15/15	$13,076,000	14,056,700	2.80%
Total Metal and Mineral (except Petroleum) Merchant Wholesalers		27,244,126

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Statement of Investments (Unaudited) (Continued)

September 30, 2012

Showing Percentage of Total Cash and Investments of the Partnership

	Principal		Percent of
	Amount	Fair	Cash and
Investment	or Shares	Value	Investments

Debt Investments (continued)
Nonferrous Metal (except Aluminum) Production and Processing (6.79%)
International Wire Group Holdings, Inc., Senior Notes, 11.5% Cash or 12.25% PIK, due 4/15/15 (2), (5)	$18,000,000	$18,990,000	3.79%
International Wire Group Holdings, Inc., Senior Secured Notes, 8.5%, due 10/15/17 (2), (5)	$15,000,000	15,056,250	3.00%
Total Nonferrous Metal (except Aluminum) Production and Processing		34,046,250

Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing (1.80%)
AGY Holding Corporation, Senior Secured 2nd Lien Notes, 11%, due 11/15/14	$18,536,000	9,036,300	1.80%

Scientific Research and Development Services (3.01%)
BPA Laboratories, Inc., Senior Secured Notes, 12.25%, due 4/1/17 (5)	$15,938,000	15,101,255	3.01%

Wired Telecommunications Carriers (0.08%)
NEF Telecom Company BV, Mezzanine Term Loan, EURIBOR + 4.5% Cash + 7.5% PIK, due 8/16/17 - (Netherlands) (3), (4), (5)	€20,523,306	395,895	0.08%

Total Other Corporate Debt Securities (Cost $130,334,510)		102,653,706

Total Debt Investments (Cost $468,454,779)		437,212,501

Equity Securities (10.55%)
Architectural, Engineering, and Related Services (1.79%)
ESP Holdings, Inc., Cumulative Preferred 15% (2), (3), (5)	20,297	3,567,072	0.71%
ESP Holdings, Inc., Common Stock (2), (3), (5)	88,670	5,412,885	1.08%
Total Architectural, Engineering, and Related Services		8,979,957

Business Support Services (0.05%)
STG-Fairway Holdings, LLC, Class A Units (3), (5)	80,396	234,756	0.05%

Data Processing, Hosting, and Related Services (0.25%)
Anacomp, Inc., Class A Common Stock (3), (5), (6)	1,255,527	1,230,416	0.25%

Depository Credit Intermediation (0.20%)
Doral Financial Corporation, Common Stock (3)	1,077,795	1,013,882	0.20%

Electric Power Generation, Transmission and Distribution (0.01%)
La Paloma Residual Bank Debt Claim (3), (5)	1,830,453	51,253	0.01%

Electronic Shopping and Mail-Order Houses (0.26%)
Shop Holding, LLC, Class A Units (3), (5)	490,037	998,986	0.19%
Shop Holding, LLC, Warrants to Purchase Class A Units (3), (5)	326,691	339,338	0.07%
Total Electronic Shopping and Mail-Order Houses		1,338,324

Full-Service Restaurants (0.40%)
RM Holdco, LLC, Membership Units (2), (3), (5)	13,161,000	2,010,777	0.40%

Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing (0.00%)
Precision Holdings, LLC, Class C Membership Interests (3), (5)	33	18,656	-

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Statement of Investments (Unaudited) (Continued)

September 30, 2012

Showing Percentage of Total Cash and Investments of the Partnership

			Percent of
		Fair	Cash and
Investment	Shares	Value	Investments

Equity Securities (continued)
Nonferrous Metal (except Aluminum) Production and Processing (3.04%)
International Wire Group Holdings, Inc., Common Stock (2), (5)	1,000,000	$15,250,000	3.04%

Nonmetallic Mineral Mining and Quarrying (0.78%)
EPMC HoldCo, LLC, Membership Units (2), (5)	1,312,720	3,898,778	0.78%

Other Amusement and Recreation Industries (0.01%)
Bally Total Fitness Holding Corporation, Common Stock (3), (5)	6,058	28,291	0.01%
Bally Total Fitness Holding Corporation, Warrants (3), (5)	10,924	1	-
Total Other Amusement and Recreation Industries		28,292

Other Financial Investment Activities (0.03%)
Marsico Holdings, LLC, Common Interest Units (3), (5)	168,698	126,523	0.03%

Radio and Television Broadcasting (0.06%)
SiTV, Inc., Warrants to Purchase Common Stock (3), (5)	233,470	305,846	0.06%

Scheduled Air Transportation (2.01%)
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N913DL) (5), (6)	404	112,880	0.02%
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N918DL) (5), (6)	387	121,890	0.02%
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N954DL) (5), (6)	381	124,270	0.02%
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N955DL) (5), (6)	379	172,040	0.03%
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N956DL) (5), (6)	379	174,420	0.03%
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N957DL) (5), (6)	379	174,930	0.03%
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N959DL) (5), (6)	378	175,610	0.04%
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N960DL) (5), (6)	377	180,200	0.04%
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N961DL) (5), (6)	378	181,730	0.04%
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N976DL) (5), (6)	392	100,130	0.02%
United Air Lines, Inc., Equipment Trust Beneficial Interests (N510UA) (2), (5)	41	484,716	0.10%
United Air Lines, Inc., Equipment Trust Beneficial Interests (N512UA) (2), (5)	41	479,081	0.10%
United Air Lines, Inc., Equipment Trust Beneficial Interests (N536UA) (2), (5)	58	632,442	0.13%
United Air Lines, Inc., Equipment Trust Beneficial Interests (N545UA) (2), (5)	49	629,778	0.13%
United Air Lines, Inc., Equipment Trust Beneficial Interests (N585UA) (2), (5)	41	591,275	0.12%
United N659UA-767, LLC (N659UA) (5), (6)	289	2,859,376	0.57%
United N661UA-767, LLC (N661UA) (5), (6)	281	2,848,665	0.57%
Total Scheduled Air Transportation		10,043,433

Semiconductor and Other Electronic Component Manufacturing (0.01%)
AIP/IS Holdings, LLC, Membership Units (3), (5)	352	68,922	0.01%

Support Activities for Mining (0.65%)
DeepOcean Group Holding AS, Common Stock - (Norway) (3), (5)	145,824	3,273,233	0.65%

Wired Telecommunications Carriers (1.00%)
Integra Telecom, Inc., Common Stock (3), (5)	1,274,522	5,036,969	1.00%
Integra Telecom, Inc., Warrants (3), (5)	346,939	-	-
NEF Kamchia Co-Investment Fund, LP Interest - (Cayman Islands) (3), (4), (5)	2,455,500	-	-
Total Wired Telecommunications Carriers		5,036,969

Total Equity Securities (Cost $129,618,267)		52,910,017

Total Investments (Cost $598,073,046) (7)		490,122,518

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Statement of Investments (Unaudited) (Continued)

September 30, 2012

Showing Percentage of Total Cash and Investments of the Partnership

			Percent of
	Principal	Fair	Cash and
Investment	Amount	Value	Investments

Cash and Cash Equivalents (2.30%)
Wells Fargo & Company, Overnight Repurchase Agreement, 0.09%, Collateralized by Freddie Mac Note	$3,202,444	$3,202,444	0.64%
Union Bank of California, Commercial Paper, 0.08%, due 10/1/12	$5,000,000	5,000,000	1.00%
Cash Denominated in Foreign Currencies	€1,785,358	2,295,971	0.46%
Cash Denominated in Foreign Currencies	£35,597	57,550	0.01%
Cash Held on Account at Various Institutions	$958,170	958,170	0.19%
Total Cash and Cash Equivalents		11,514,135

Total Cash and Investments		$501,636,653	100.00%

Notes to Statement of Investments:

(1)	Investments in bank debt generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.

(2)	Non-controlled affiliate – as defined under the Investment Company Act of 1940 (ownership of between 5% and 25% of the outstanding voting securities of this issuer).

(3)	Non-income producing security.

(4)	Principal amount denominated in foreign currency. Amortized cost and fair value converted from foreign currency to US dollars. (See Note 2)

(5)	Restricted security.

(6)	Controlled issuer – as defined under the Investment Company Act of 1940 (ownership of 25% or more of the outstanding voting securities of this issuer).

(7)	Includes investments with an aggregate market value of $2,159,719 that have been segregated to collateralize certain unfunded commitments.

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $245,594,683 and $129,105,822, respectively for the nine months ended September 30, 2012. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal repayments of debt investments. The total value of restricted securities and bank debt as of September 30, 2012 was $463,914,323, or 92.48% of total cash and investments of the Partnership.

Swaps at September 30, 2012 were as follows:

	Notional
Investment	Amount	Fair Value

Euro/US Dollar Cross-Currency Basis Swap, Pay Euros/Receive USD, Expires 5/16/14	$6,040,944	$321,330

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

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Statement of Investments (Continued)

December 31, 2011

Showing Percentage of Total Cash and Investments of the Partnership

			Percent of
	Principal	Fair	Cash and
Investment	Amount	Value	Investments

Debt Investments (continued)
Wired Telecommunications Carriers (2.84%)
Bulgaria Telecom Company AD, 1st Lien Tranche B Term Loan, EURIBOR + 2.75%, due 8/9/15 – (Bulgaria) (4)	€2,084,507	$1,864,193	0.48%
Integra Telecom Holdings, Inc., 1st Lien Term Loan, LIBOR + 7.25%, 2% LIBOR Floor, due 4/15/15	$1,564,438	1,332,380	0.34%
NEF Telecom Company BV, 1st Lien Tranche C Term Loan, EURIBOR + 3.5%, due 8/9/16 – (Netherlands) (4)	€4,927,730	4,167,407	1.07%
NEF Telecom Company BV, 2nd Lien Tranche D Term Loan, EURIBOR + 5.5%, due 2/16/17 – (Netherlands) (3), (4)	€4,736,002	3,686,069	0.95%
Total Wired Telecommunications Carriers		11,050,049

Total Bank Debt (Cost $185,948,729)		183,838,915

Other Corporate Debt Securities (31.61%)
Accounting, Tax Preparation, Bookkeeping, and Payroll Services (4.25%)
NCO Group, Inc., Senior Subordinated Notes, 11.875%, due 11/15/14	$9,655,000	9,172,250	2.35%
NCO Group, Inc., Senior Unsecured Floating Rate Notes, LIBOR + 4.875%, due 11/15/13	$7,824,000	7,394,932	1.90%
Total Accounting, Tax Preparation, Bookkeeping, and Payroll Services		16,567,182

Aerospace Product and Parts Manufacturing (0.36%)
Hawker Beechcraft, Inc., Senior Unsecured Notes, 8.5%, due 4/1/15	$7,448,000	1,402,706	0.36%

Architectural, Engineering, and Related Services (2.69%)
Alion Science & Technology Corporation, Senior Secured Notes, 10% Cash + 2% PIK, due 11/1/14	$4,687,736	4,267,762	1.09%
ESP Holdings, Inc., Junior Unsecured Subordinated Promissory Notes, 18% PIK, due 3/31/15 (2), (5)	$6,209,347	6,240,393	1.60%
Total Architectural, Engineering, and Related Services		10,508,155

Data Processing, Hosting, and Related Services (2.19%)
GXS Worldwide, Inc., Fixed Notes, 9.75%, due 6/15/15	$1,170,000	1,094,874	0.28%
The Telx Group, Inc., Senior Unsecured Notes, 10% Cash + 2% PIK, due 9/26/19 (5)	$7,539,583	7,464,188	1.91%
Total Data Processing, Hosting, and Related Services		8,559,062

Full-Service Restaurants (3.18%)
Real Mex Restaurants, Inc., Senior Secured Notes, 14%, due 1/1/13 (3)	$13,161,000	12,410,823	3.18%

Gambling Industries (1.44%)
Harrah’s Operating Company, Inc., 2nd Priority Secured Notes, 10%, due 12/15/18	$8,169,000	5,595,765	1.44%

Metal and Mineral (except Petroleum) Merchant Wholesalers (6.02%)
Constellation Enterprises, LLC, Senior Secured 1st Lien Notes, 10.625%, due 2/1/16 (5)	$12,500,000	11,823,750	3.03%
Edgen Murray Corporation, Senior Secured Notes, 12.25%, due 1/15/15	$13,076,000	11,637,640	2.99%
Total Metal and Mineral (except Petroleum) Merchant Wholesalers		23,461,390

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

Swaps at December 31, 2011 were as follows:

	Notional
Investment	Amount	Fair Value

Euro/US Dollar Cross-Currency Basis Swap, Pay Euros/Receive USD, Expires 5/16/14	$6,040,944	$172,424

See accompanying notes.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011 (1)	2012	2011 (1)
Investment income
Interest income:
Unaffiliated issuers	$10,162,568	$8,999,408	$27,140,094	$28,609,340
Controlled companies	360,975		360,975	-
Other Affiliates	1,310,590	1,202,164	4,556,220	2,621,717
Dividend income:
Affiliates	-	-	1,811,189	12,542,394
Other income:
Unaffiliated issuers	-	(349,438)	520,580	1,068,874
Other Affiliates	94,726	657,649	440,584	912,052
Controlled companies	182,114	-	182,114	-
Total investment income	12,110,973	10,509,783	35,011,756	45,754,377

Operating expenses
Management and advisory fees	1,737,237	1,696,797	4,985,610	5,090,391
Professional fees relating to the Conversion	-	-	278,190	-
Amortization of deferred debt issuance costs	110,977	110,977	330,519	329,312
Legal fees, professional fees and due diligence expenses	257,323	93,715	498,255	93,715
Commitment fees	61,487	47,840	193,848	123,661
Director fees	25,000	24,166	91,667	93,473
Interest expense	33,575	73,733	90,023	268,852
Insurance expense	24,738	19,688	62,123	58,468
Custody fees	24,922	21,448	69,675	65,534
Other operating expenses	69,819	56,328	161,613	191,538
Total operating expenses	2,345,078	2,144,692	6,761,523	6,314,944
Net investment income	9,765,895	8,365,091	28,250,233	39,439,433
Net realized and unrealized gain (loss)
Net realized gain (loss):
Investments in unaffiliated issuers	8,403,999	(1,464,682)	5,299,895	15,486,614
Investments in affiliates	-	22,825	718,845	261,308
Net realized gain (loss)	8,403,999	(1,441,857)	6,018,740	15,747,922
Net change in net unrealized appreciation/depreciation	(8,059,602)	(18,572,694)	(13,059,404)	(51,646,770)
Net realized and unrealized loss	344,397	(20,014,551)	(7,040,664)	(35,898,848)
Dividends paid on Series A preferred equity facility	(397,050)	(357,556)	(1,142,233)	(1,108,574)
Net change in accumulated dividends on Series A preferred equity facility	(2,071)	(32,190)	(69,164)	(46,399)

Net increase in net assets applicable to common limitedand general partners resulting from operations	$9,711,171	$(12,039,206)	$19,998,172	$2,385,612

See accompanying notes.

(1) 2011 Statement of Operations reflects a portfolio that was prior to the Conversion and had different objectives.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Statements of Changes in Net Assets

	Nine Months Ended September 30, 2012 (Unaudited)
		Common
		Limited	General
	Total	Partner	Partner
Net assets applicable to common limited and general partners, beginning of period	$237,606,302	$237,606,302	$-
Net investment income	28,250,233	28,250,233	-
Net realized loss	6,018,740	6,018,740	-
Net change in unrealized appreciation/depreciation	(13,059,404)	(13,059,404)	-
Dividends paid on preferred equity facility	(1,142,233)	(1,142,233)	-
Net change in accumulated dividends on preferred equity facility	(69,164)	(69,164)	-
Net increase in net assets applicable to common limited and general partners resulting from operations	19,998,172	19,998,172	-
Contributions from common limited partner	82,692,187	82,692,187	-
Distributions to common limited partner from:
Net investment income	(22,378,323)	(22,378,323)	-
Net assets applicable to common limited and general partners, end of period (including accumulated net investment income of $26,991,635, $26,641,120 and $350,515, respectively)	$317,918,338	$317,918,338	$-

	Year Ended December 31, 2011
		Common
		Limited	General
	Total	Partner	Partner
Net assets applicable to common limited and general partners, beginning of year	$264,336,825	$264,336,825	$-
Net investment income	45,835,335	45,835,335
Net realized gain	18,079,789	18,079,789	-
Net change in unrealized appreciation/depreciation	(56,958,670)	(56,958,670)	-
Dividends paid on preferred equity facility	(1,456,281)	(1,456,281)	-
Net change in accumulated dividends on preferred equity facility	(88,549)	(88,549)	-
Net increase in net assets applicable to common limited and general partners resulting from operations	5,411,624	5,411,624	-
Distributions to common limited partner from:
Net investment income	(32,142,147)	(32,142,147)	-
Net assets applicable to common limited and general partners, end of year (including accumulated net investment income of $22,653,795, $22,303,280 and $350,515, respectively)	$237,606,302	$237,606,302	$-

See accompanying notes.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
	2012	2011

Operating activities
Net increase in net assets applicable to common limited and general partners resulting from operations	$19,998,172	$2,385,612
Adjustments to reconcile net increase in net assets applicable to common limited and general partners resulting from operations to net cash provided by operating activities:
Net realized loss (gain)	(6,018,740)	(15,747,922)
Net change in unrealized appreciation/depreciation	13,426,667	51,376,888
Dividends paid on preferred equity facility	1,142,233	1,108,574
Net change in accumulated dividends on preferred equity facility	69,164	46,399
Accretion of original issue discount	(521,847)	(768,423)
Net accretion of market discount/premium	(1,708,108)	(2,777,838)
Interest and dividend income paid in kind	(1,761,682)	(4,687,164)
Amortization of deferred debt issuance costs	330,519	329,312
Changes in assets and liabilities:
Purchases of investment securities	(243,833,001)	(146,252,599)
Proceeds from sales, maturities and paydowns of investments	129,105,822	178,429,393
Decrease in accrued interest income - unaffiliated issuers	177,904	12,469
Decrease in accrued interest income - controlled companies	(56,280)	-
Increase in accrued interest income - affiliates	(606,711)	(506,042)
Decrease (increase) in receivable for investments sold	(6,864,975)	680,245
Decrease (increase) in receivable from parent	(99,258)	(5,679)
Decrease (increase) in prepaid expenses and other assets	826,264	(798,667)
Increase in payable for investments purchased	19,657,089	9,410,999
Decrease in payable to the Investment Manager	(6,059)	(50,745)
Decrease in management and advisory fees payable	(565,599)	-
Increase (decrease) in interest payable	(17,743)	3,181
Decrease in accrued expenses and other liabilities	(163,005)	50,419
Net cash provided by (used in) operating activities	(77,489,174)	72,238,412
Financing activities
Proceeds from draws on credit facility	122,000,000	86,000,000
Principal repayments on credit facility	(103,000,000)	(107,000,000)
Dividends paid on preferred equity facility	(1,142,233)	(1,108,574)
Distributions paid to common limited partner	(22,378,323)	(43,708,262)
Contributions from common limited partner	82,692,187	-
Net cash provided by (used in) financing activities	78,171,631	(65,816,836)
Net increase in cash and cash equivalents	682,457	6,421,576
Cash and cash equivalents at beginning of period	10,831,678	7,749,276
Cash and cash equivalents at end of period	$11,514,135	$14,170,852

Supplemental cash flow information
Interest payments	$107,766	$265,671

See accompanying notes.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Financial Statements (Unaudited)

September 30, 2012

1. Organization and Nature of Operations

Special Value Continuation Partners, LP (the “Partnership”), a Delaware limited partnership, is an externally managed, closed-end, non-diversified management investment company registered under the Investment Company Act of 1940 (the “1940 Act”). On April 2, 2012, the Partnership elected to be treated as a business development company (the “Conversion”). The Partnership has elected to be treated as a partnership for U.S. federal income tax purposes.

The Partnership’s investment objective is to achieve high total returns while minimizing losses. The Partnership invests primarily in the debt of middle-market companies, including senior secured loans, junior loans, mezzanine debt and bonds. Such investments may include an equity component, and, to a lesser extent, the Partnership may make equity investments directly. TCP Capital Corp. (“TCPC” or the “Common Limited Partner”) owns the entire common limited partner interest in the Partnership. TCPC was formed on April 2, 2012 through the conversion of its predecessor, Special Value Continuation Fund, LLC (“SVCF”), from a limited liability company to a corporation, leaving TCPC as the surviving entity. Prior to its conversion to TCPC, SVCF owned the entire common limited partner interest in the Partnership. On April 3, 2012, TCPC completed an initial public offering of its new common stock. TCPC has also elected to be treated as a business development company under the 1940 Act.

The General Partner of the Partnership is SVOF/MM, LLC (“SVOF/MM”), which also serves as the administrator of TCPC and the Partnership. The managing member of SVOF/MM is Tennenbaum Capital Partners, LLC (“TCP”), which serves as the Investment Manager to both TCPC and the Partnership. Most of the equity interests in the General Partner are owned directly or indirectly by TCP and its employees.

Partnership management consists of the General Partner and the Board of Directors. The General Partner directs and executes the day-to-day operations of the Partnership, subject to oversight from the Board of Directors, which performs certain functions required by the 1940 Act. The Board of Directors has delegated investment management of the Partnership’s assets to the Investment Manager. The Board of Directors consists of three persons, two of whom are independent. As noted in Note 9, the Partnership appointed an additional independent director on November 7, 2012. If the Partnership has preferred limited partner interests outstanding, as it currently does, the holders of the preferred limited partner interests voting separately as a class will be entitled to elect two of the Directors. The remaining directors will be subject to election by holders of the common limited partner interests and preferred limited partner interests voting together as a single class.

Preferred Equity

At September 30, 2012, the Partnership had 6,700 Series A preferred limited partner interests (the “Preferred Interests”) issued and outstanding with a liquidation preference of $20,000 per preferred limited interest. The Preferred Interests are redeemable at the option of the Partnership, subject to

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2012

1. Organization and Nature of Operations (continued)

certain conditions. Additionally, under certain conditions, the Partnership may be required to either redeem certain of the Preferred Interests or repay indebtedness, at the Partnership’s option. Such conditions would include a failure by the Partnership to maintain adequate collateral as required by its credit facility agreement or by the Statement of Preferences of the Preferred Interests or a failure by the Partnership to maintain sufficient asset coverage as required by the 1940 Act. As of September 30, 2012, the Partnership was in full compliance with such requirements.

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

Investment Valuation

Management values investments held by the Partnership at fair value based upon the principles and methods of valuation set forth in policies adopted by the Partnership’s Board of Directors and in conformity with procedures set forth in the Senior Facility, as defined in Note 4, below, and the Statement of Preferences for the Preferred Interests. Fair value is generally defined as the amount for which an investment would be sold in an orderly transaction between market participants at the measurement date.

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

September 30, 2012

2. Summary of Significant Accounting Policies (continued)

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

Fair valuations of investments in each asset class are determined using one or more methodologies including the market approach, income approach, or, in the case of recent investments, the cost approach, as appropriate.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets.  The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present value amount (discounted).  The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that may be taken into account include, as relevant:  available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market and enterprise values, among other factors.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2012

2. Summary of Significant Accounting Policies (continued)

The ranges of unobservable inputs used in the fair value measurement of the Partnership’s Level 3 investments as of September 30, 2012 were as follows:

	Valuation Techniques	Unobservable Input	Range
Bank Debt	Market comparable companies Market rate approach	EBITDA multiples market interest rate	4.7x to 8.6x 5.8% to 16.6%
Corporate Debt	Market comparable companies Market rate approach	EBITDA multiples market interest rate	5.1x to 10.0x 14.9% to 14.9%
Equity	Market comparable companies Market rate approach	EBITDA multiples market interest rate	4.3x to 7.5x 7.0% to 26.0%

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

At September 30, 2012, the investments of the Partnership were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt		Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$-		$2,101,313	$1,013,882
2	Other observable market inputs*	23,788,576		85,427,931	-
3	Independent third-party pricing sources that employ significant unobservable inputs	301,064,217		7,241,620	50,498,598
3	Investment Manager valuations with significant unobservable inputs	9,706,000	**	7,882,841	1,397,540
Total		$334,558,793		$102,653,705	$52,910,020

* For example, quoted prices in inactive markets or quotes for comparable investments.

** Investment purchased at the end of the quarter valued at cost, which will be valued using third-party pricing at year end.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2012

2. Summary of Significant Accounting Policies (continued)

Changes in investments categorized as Level 3 during the nine months ended September 30, 2012 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$159,949,811	$24,061,229	$68,114,764
Net realized and unrealized losses	(8,638,443)	(6,320,446)	(4,456,273)
Acquisitions	211,761,445	-	5,593,207
Dispositions	(66,176,003)	(6,419,163)	(18,753,100)
Transfers out of Level 3†	-	(4,080,000)	-
Transfers into Level 3††	4,167,407	-	-
Ending balance	$301,064,217	$7,241,620	$50,498,598

Net change in unrealized appreciation/ depreciation during the period on investments still held at period end (included in net realized and unrealized losses, above)	$(8,588,944)	$(982,323)	$(11,365,828)

† Comprised of one investment that transferred to Level 2 due to increased trading volumes.

†† Comprised of one investment that transferred into Level 3 due to decreased trading volumes.

	Investment Manager Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$51,436	$7,464,188	$1,252,190
Net realized and unrealized gains (losses)	(829)	304,992	241,488
Acquisitions	9,706,829	113,661	-
Transfers out of Level 3#	-	-	(147,574)
Reclassifications within Level 3##	(51,436)	-	51,436
Ending balance	$9,706,000	$7,882,841	$1,397,540

Net change in unrealized appreciation/ depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(829)	$304,992	$241,488

# Comprised of one investment that transferred to Level 2 due to increased trading volumes.

## Comprised of claims in the liquidation of a portfolio company that were reclassified as equity.

There were no transfers between Level 1 and 2 during the nine months ended September 30, 2012.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2012

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

Foreign Investments

The Partnership may invest in instruments traded in foreign countries and denominated in foreign currencies. At September 30, 2012, the Partnership held foreign currency denominated investments comprising approximately 1.3% of the Partnership’s total investments. Such positions were converted at the closing rate in effect at September 30, 2012 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2012

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

Gains and losses from derivative transactions during the nine months ended September 30, 2012 were included in net realized and unrealized loss on investments in the Statement of Operations as follows:

Instrument	Realized	Unrealized
Cross currency basis swaps	$-	$145,906

Valuations of swaps held at September 30, 2012 were determined using observable market inputs other than quoted prices in active markets for identical assets and, accordingly, are classified as Level 2 in the GAAP valuation hierarchy.

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

September 30, 2012

2. Summary of Significant Accounting Policies (continued)

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

Certain of the Partnership’s debt investments are purchased at a considerable discount to par as a result of the underlying credit risks and financial results of the issuer, as well as general market factors that influence the financial markets as a whole. GAAP generally requires that discounts on the acquisition of corporate bonds, municipal bonds and treasury bonds be amortized using the effective-interest or constant-yield method. GAAP also requires the Partnership to consider the collectability of interest when making accruals. Accordingly, when accounting for purchase discounts, the Partnership recognizes discount accretion income when it is probable that such amounts will be collected, generally at disposition. When the Partnership receives principal payments on a loan in an amount in excess of the loan’s amortized cost, it records the excess principal payments as interest income.

Income Taxes

The Partnership’s income or loss is reported in the partners’ income tax returns. Consequently, no income taxes are paid at the Partnership level or reflected in the Partnership’s financial statements. As of September 30, 2012, the tax returns, the qualification of the Partnership, and the amount of allocable Partnership income or loss are subject to examination by federal and California taxing authorities for all tax years since January 1, 2007. No such examinations are currently pending.

Cost of the investments (including derivatives) of the Partnership, unrealized appreciation and unrealized depreciation for U.S. federal income tax purposes at September 30, 2012 were as follows:

Unrealized appreciation	$32,792,087
Unrealized depreciation	(140,421,285)
Net unrealized depreciation	(107,629,198)

Cost	$598,073,046

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2012

2. Summary of Significant Accounting Policies (continued)

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

3. Management and Advisory Fees and Other Expenses

Following the Conversion, the Partnership’s management fee is calculated at an annual rate of 1.5% of total assets (excluding cash and cash equivalents) as of the beginning of each quarter and is payable to the Investment Manager quarterly in arrears.

The Partnership will not incur any incentive compensation until after January 1, 2013. Thereafter, the incentive compensation will equal 20% of net investment income (reduced by preferred dividends) and realized gains (net of any realized and unrealized losses). However, incentive compensation will only be paid to the extent the total performance of TCPC exceeds a cumulative 8% annual return since January 1, 2013. The incentive compensation will be payable to the General Partner quarterly in arrears and will be calculated as the difference between cumulative incentive compensation earned since January 1, 2013 and cumulative incentive compensation paid since January 1, 2013.

Prior to the Conversion, the Investment Manager received an annual management and advisory fee, payable monthly in arrears, equal to 1.0% of committed capital, defined as the sum of the maximum amount of the Preferred Interests, the maximum amount available under the Senior Facility, the initial value of the contributed general partnership equity and the initial value of the contributed common equity, subject to reduction by the amount of the Senior Facility commitment when the Senior Facility is no longer outstanding, and by the amount of the Preferred Interests when less than $1 million in liquidation preference of preferred securities remains outstanding. In addition to the management fee, the General Partner was entitled to a performance allocation equal to 20% of all cumulative income and gain distributions, subject to an 8% hurdle on undistributed contributed equity with a catch up for the General Partner.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2012

3. Management and Advisory Fees and Other Expenses (continued)

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

4. Senior Secured Revolving Credit Facility

The Partnership has entered into a credit agreement with certain lenders, which provides for a senior secured revolving credit facility (the “Senior Facility”), pursuant to which amounts may be drawn up to $116 million subject to certain collateral and other restrictions. The Senior Facility matures July 31, 2014, subject to extension by the lenders at the request of the Partnership for one 12-month period. Most of the cash and cash investments of the Partnership are included in the collateral for the Senior Facility.

Advances under the Senior Facility bear interest at LIBOR plus 0.44% per annum, except in the case of loans from CP Conduits, which bear interest at the higher of LIBOR plus 0.44% or the CP Conduit’s cost of funds plus 0.44%, subject to certain limitations. The weighted-average interest rate on outstanding borrowings at September 30, 2012 was 0.66%. In addition to amounts due on outstanding debt, the Senior Facility accrues commitment fees of 0.20% per annum on the unused portion of the Senior Facility, or 0.25% per annum when less than $46.4 million in borrowings are outstanding. The Senior Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Partnership fail to satisfy certain financial or other covenants.  As of September 30, 2012, the Partnership was in full compliance with such covenants.

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

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2012

5. Commitments, Concentration of Credit Risk and Off-Balance Sheet Risk (continued)

Consistent with standard business practice, the Partnership enters into contracts that contain a variety of indemnifications, and are engaged from time to time in various legal actions. The maximum exposure of the Partnership under these arrangements and activities is unknown. However, the Partnership expects the risk of material loss to be remote.

The Statement of Investments includes certain revolving loan facilities held by the Partnership with aggregate unfunded balances of $2,053,483 at September 30, 2012.

6. Related Parties

The Common Limited Partner, the Partnership, the Investment Manager, the General Partner and their members and affiliates may be considered related parties.  From time to time, the Partnership advances payments to third parties on behalf of the Common Limited Partner which are reimbursable through deductions from distributions to the Common Limited Partner.  At September 30, 2012, the Partnership had a receivable from the Common Limited Partner in the amount of $1,292, as reflected in the Statement of Assets and Liabilities. From time to time, the Investment Manager advances payments to third parties on behalf of the Partnership and receives reimbursement from the Partnership.  At September 30, 2012, such amounts reimbursable totaled $248,811, as reflected in the Statement of Assets and Liabilities.

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

9.  Subsequent Events

On November 7, 2012, the Board of Directors of the Partnership voted to add an additional independent director, Peter E. Schwab, to the Board of Directors effective as of November 7, 2012.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2012

10. Financial Highlights

Nine Months Ended
September 30, 2012

Return on invested assets (1), (2)	6.7%

Gross return to common limited partner (1)	7.0%
Less: General Partner profit allocation (1)	-
Return to common limited partner (1), (3)	7.0%

Ratios to average common equity: (4), (6)
Net investment income (5)	13.1%
Expenses	3.3%
Expenses and General Partner allocation	3.3%

Ending net assets attributable to common limited partner	$317,918,338
Portfolio turnover rate (1)	30.9%
Weighted-average debt outstanding	$21,475,635
Weighted-average interest rate on debt	0.7%

(1)	Not annualized.

(2)	Return on invested assets is a time-weighted, geometrically linked rate of return and excludes cash and cash equivalents.

(3)	Returns (net of dividends on the preferred equity facility, allocations to General Partner and Partnership expenses, including financing costs and management fees) are calculated on a monthly geometrically linked, time-weighted basis.

(4)	Annualized, except for professional fees relating to the Conversion and allocations to the General Partner.

(5)	Net of allocation to the General Partner.

(6)	These ratios include interest expense but do not reflect the effect of dividends on the preferred equity facility.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Schedule of Changes in Investments in Affiliates (1) (Unaudited)

Nine Months Ended September 30, 2012

Security	Value, Beginning of Period	Acquisitions	Dispositions	Value, End of Period

Anacomp, Inc., Class A Common Stock	$740,761	$-	$-	$1,230,416
Delta Air Lines, Inc., Aircraft Secured Mortgage (N913DL), 8%, due 7/15/18	-	403,947	(18,959)	384,411
Delta Air Lines, Inc., Aircraft Secured Mortgage (N918DL), 8%, due 7/15/18	-	490,003	(17,075)	467,726
Delta Air Lines, Inc., Aircraft Secured Mortgage (N954DL), 8%, due 9/20/19	-	631,014	(19,070)	601,847
Delta Air Lines, Inc., Aircraft Secured Mortgage (N955DL), 8%, due 9/20/19	-	645,523	(18,387)	614,908
Delta Air Lines, Inc., Aircraft Secured Mortgage (N956DL), 8%, due 9/20/19	-	646,372	(18,682)	616,078
Delta Air Lines, Inc., Aircraft Secured Mortgage (N957DL), 8%, due 9/20/19	-	651,170	(18,548)	620,286
Delta Air Lines, Inc., Aircraft Secured Mortgage (N959DL), 8%, due 9/20/19	-	655,930	(18,415)	624,765
Delta Air Lines, Inc., Aircraft Secured Mortgage (N960DL), 8%, due 9/20/19	-	675,587	(18,176)	642,949
Delta Air Lines, Inc., Aircraft Secured Mortgage (N961DL), 8%, due 9/20/19	-	671,812	(18,592)	639,502
Delta Air Lines, Inc., Aircraft Secured Mortgage (N976DL), 8%, due 7/15/18	-	512,643	(19,697)	489,495
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N913DL)	-	126,745	(7,769)	112,880
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N918DL)	-	146,376	(9,693)	121,890
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N954DL)	-	183,624	(13,477)	124,270
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N955DL)	-	186,568	(13,507)	172,040
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N956DL)	-	187,074	(13,703)	174,420
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N957DL)	-	188,140	(13,708)	174,930
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N959DL)	-	189,197	(13,713)	175,610
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N960DL)	-	193,872	(13,909)	180,200
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N961DL)	-	193,345	(14,104)	181,730
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N976DL)	-	154,658	(11,631)	100,130
EPMC HoldCo, LLC, Membership Units	5,264,007	-	-	3,898,778
ESP Holdings, Inc., Cumulative Preferred 15%	3,287,872	-	-	3,567,072
ESP Holdings, Inc., Common Stock	7,473,887	-	-	5,412,885
ESP Holdings, Inc., Junior Unsecured Subordinated Promissory Notes, 6% Cash + 10% PIK, due 12/31/19	6,240,393	653,537	-	6,845,726
International Wire Group Holdings, Inc., Common Stock	30,077,606	-	(14,690,733)	15,250,000
International Wire Group Holdings, Inc., Senior Notes,
International Wire Group Holdings, Inc., Senior Notes, 11.5% Cash or 12.25% PIK, due 4/15/15	18,180,000	-	-	18,990,000
International Wire Group Holdings, Inc., Senior Secured Notes, 8.5%, due 10/15/17	-	15,000,000	-	15,056,250
RM Holdco, LLC, Membership Units	-	2,010,777	-	2,010,777
RM Holdco, LLC, Subordinated Convertible Term Loan, 1.12% PIK, due 3/21/18	-	5,061,923	-	5,061,923
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 11%, due 3/19/16	-	3,753,949	-	3,753,949
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B, 12% Cash + 7% PIK, due 3/19/16	-	6,140,590	-	6,140,590
United Air Lines, Inc., Aircraft Secured Mortgage (N510UA), 20%, due 9/26/16	624,066	-	(48,901)	565,053
United Air Lines, Inc., Aircraft Secured Mortgage (N512UA), 20%, due 10/26/16	630,208	-	(47,850)	572,323
United Air Lines, Inc., Aircraft Secured Mortgage (N536UA), 16%, due 8/21/14	414,963	-	(89,709)	316,995
United Air Lines, Inc., Aircraft Secured Mortgage (N545UA), 16%, due 7/17/15	563,575	-	(80,388)	474,878
United Air Lines, Inc., Aircraft Secured Mortgage (N585UA), 20%, due 10/25/16	739,958	-	(56,184)	672,500
United Air Lines, Inc., Aircraft Secured Mortgage (N659UA), 12%, due 3/28/16	5,014,613	-	(655,084)	4,415,794
United Air Lines, Inc., Aircraft Secured Mortgage (N661UA), 12%, due 5/4/16	5,192,014	-	(635,298)	4,624,003
United Air Lines, Inc., Equipment Trust Beneficial Interests (N510UA)	467,137	48,901	(26,935)	484,716
United Air Lines, Inc., Equipment Trust Beneficial Interests (N512UA)	458,665	47,850	(26,494)	479,081
United Air Lines, Inc., Equipment Trust Beneficial Interests (N536UA)	686,303	89,709	(33,901)	632,442
United Air Lines, Inc., Equipment Trust Beneficial Interests (N545UA)	612,589	80,388	(35,621)	629,778
United Air Lines, Inc., Equipment Trust Beneficial Interests (N585UA)	498,602	56,184	(35,082)	591,275
United N659UA-767, LLC (N659UA)	2,274,815	655,084	(506,034)	2,859,376
United N661UA-767, LLC (N661UA)	2,205,523	635,298	(497,275)	2,848,665

Note to Schedule of Changes in Investments in Affiliates:

(1)	The issuers of the securities listed on this schedule are considered affiliates under the Investment Company Act of 1940 due to the ownership by the Partnership of 5% or more of the issuers' voting securities.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

September 30, 2012

Investment	Acquisition Date	Cost

AIP/IS Holdings, LLC, Membership Units	Var. 2009 & 2010	$-
Bally Total Fitness Holding Corporation, Common Stock	4/30/10	45,186,963
Bally Total Fitness Holding Corporation, Warrants	4/30/10	-
BPA Laboratories, Inc., Senior Secured Notes, 12.25%, due 4/1/17	3/5/12	15,356,335
Constellation Enterprises, LLC, Senior Secured 1st Lien Notes, 10.625%, due 2/1/16	1/20/11	12,322,875
DeepOcean Group Holding AS, Common Stock	5/13/11	3,477,627
Integra Telecom, Inc., Common Stock	11/19/09	8,433,884
Integra Telecom, Inc., Warrants	11/19/09	19,920
La Paloma Generating Company, Residual Claim	2/2/05	1,580,126
Marsico Holdings, LLC Common Interest Units	9/10/12	172,694
NEF Kamchia Co-Investment Fund, LP Interest	7/31/07	3,367,227
NEF Telecom Company BV, Mezzanine Term Loan, EURIBOR + 4.5% Cash + 7.5% PIK, due 8/16/17	8/29/07	26,162,416
Precision Holdings, LLC, Class C Membership Interests	Var. 2010 & 2011	1,396
Shop Holding, LLC, Class A Units	6/2/11	462,576
Shop Holding, LLC, Warrants to Purchase Class A Units	6/2/11	-
SiTV Inc., Warrants to Purchase Common Stock	8/3/12	300,322
STG-Fairway Holdings, LLC, Class A Units	12/30/10	1,100,348
The Telx Group, Inc., Senior Unsecured Notes, 10% Cash + 2% PIK, due 9/26/19	9/26/11	7,503,244

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

Expenses

Our primary operating expenses include the payment of a base management fee and, depending on our operating results, incentive compensation, expenses reimbursable under the management agreement, administration fees and the allocable portion of overhead under the administration agreement. The base management fee and incentive compensation remunerates the Advisor for work in identifying, evaluating, negotiating, closing and monitoring our investments. Our administration agreement with SVOF/MM, LLC (the “Administrator”) provides that the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to us under the administration agreement, as well as any costs and expenses incurred by the Administrator or its affiliates relating to any non-investment advisory, administrative or operating services provided by the Administrator or its affiliates to us. We also bear all other costs and expenses of our operations and transactions (and SVCP’s common limited partner indirectly bears all of the costs and expenses of the Partnership), which may include those relating to:

•	our organization;

•	calculating our net asset value (including the cost and expenses of any independent valuation firms);

•	interest payable on debt, if any, incurred to finance our investments;

•	the base management fee and any incentive compensation;

•	dividends and distributions on our preferred shares, if any;

•	administration fees payable under the administration agreement;

•	fees payable to third parties relating to, or associated with, making investments;

•	transfer agent and custodial fees;

•	registration fees;

•	listing fees;

•	director fees and expenses;

•	costs of preparing and filing reports or other documents with the SEC;

•	costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

•	our fidelity bond;

•	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	indemnification payments;

•	direct costs and expenses of administration, including audit and legal costs; and

•	all other expenses reasonably incurred by us and the Administrator in connection with administering our business, such as the allocable portion of overhead under the administration agreement, including rent and other allocable portions of the cost of certain of our officers and their respective staffs.

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

As of September 30, 2012, 0.6% of our investments were categorized as Level 1, 22.3% were categorized as Level 2, 73.2% were Level 3 investments valued based on valuations by independent third party sources, and 3.9% were Level 3 investments valued based on valuations by the Advisor.

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

Portfolio and investment activity

During the three months ended September 30, 2012, we invested approximately $80 million across seven new and two existing portfolio companies. Of these investments, $64.5 million (80% of the total) were in senior secured loans, $15 million (19% of the total) were in senior secured notes and $0.5 million (1% of the total) were in equity securities. During the nine months ended September 30, 2012, we invested approximately $245.6 million across 18 new and ten existing portfolio companies. Of these investments, 99% were senior secured debt comprised of senior loans ($213.7 million, or 87% of the total) and senior secured notes ($29.5 million, or 12% of the total). The remaining $2.4 million (1% of the total) of new investments were in unsecured debt and equity securities. Additionally, we received approximately $43.5 million and $129.1 million in proceeds from sales or repayments of investments during the three and nine months ended September 30, 2012 respectively.

At September 30, 2012, our investment portfolio of $490.1 million (at fair value) consisted of 46 portfolio companies and was invested 89% in debt investments, of which 95% was in senior secured debt and 5% in unsecured or subordinated debt. In aggregate, our investment portfolio was invested 67% in senior secured loans, 18% in senior secured notes, 4% in unsecured or subordinated debt, and 11% in equity investments. Our average portfolio company investment at amortized cost was approximately $13.0 million. Our largest portfolio company investment by value was approximately $49.3 million and our five largest portfolio company investments by value comprised approximately 25% of our portfolio at September 30, 2012. At December 31, 2011, our investment portfolio of $379.0 million (at fair value) consisted of 41 portfolio companies and was invested 48% in senior secured loans, 24% in senior secured notes, 9% in unsecured or subordinated debt, and 19% in equity investments. Our average portfolio company investment at amortized cost was approximately $11.6 million. Our largest portfolio company investment by value was approximately $48.3 million and our five largest portfolio company investments by value comprised approximately 33% of our portfolio at December 31, 2011.

The industry composition of our portfolio at fair value at September 30, 2012 was as follows:

Percent of Total
Industry	Investments

Nonferrous Metal Production and Processing	10.0%
Software Publishers	7.0%
Gambling Industries	6.4%
Scheduled Air Transportation	5.6%
Metal and Mineral Merchant Wholesalers	5.6%
Radio and Television Broadcasting	5.1%
Wired Telecommunications Carriers	4.1%
Accounting, Tax Preparation, Bookkeeping, and Payroll Services	4.1%
Business Support Services	3.9%
Commercial and Industrial Machinery and Equipment Rental and Leasing	3.5%
Full-Service Restaurants	3.5%
Data Processing, Hosting, and Related Services	3.4%
Architectural, Engineering, and Related Services	3.2%
Motion Picture and Video Industries	3.1%
Scientific Research and Development Services	3.1%
Grocery Stores	2.9%
Electronic Shopping and Mail-Order Houses	2.9%
Motor Vehicle Parts Manufacturing	2.6%
Other Professional, Scientific, and Technical Services	2.5%
Promoters of Performing Arts, Sports, and Similar Events	2.3%
Electric Power Generation, Transmission and Distribution	2.3%
Other Telecommunications	2.1%
Computer Equipment Manufacturing	2.0%
Clothing Stores	1.9%
Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing	1.8%
Other Financial Investment Activities	1.5%
Iron and Steel Mills and Ferroalloy Manufacturing	1.3%
Other	2.3%

Total	100.0%

The weighted average effective yield of the debt securities in our portfolio was 11.3% at September 30, 2012 and 11.9% at December 31, 2011. The weighted effective yields on our senior debt and other debt investments were 11.4% and 9.4%, respectively, at September 30, 2012, versus 11.6% and 15.9% at December 31, 2011.

At September 30, 2012, 55% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 45% bore interest at fixed rates. The percentage of our floating rate debt investments that bore interest based on an interest rate floor was 93% at September 30, 2012. At December 31, 2011, 33% of our debt investments bore interest based on floating rates and 67% bore interest at fixed rates. The percentage of our floating rate debt investments that bore interest based on an interest rate floor was 60% at December 31, 2011.

Results of operations

Results of operations of the Partnership for the three and nine months ended September 30, 2012 are not directly comparable to the same periods ended September 30, 2011, since 2011 reflects a portfolio prior to the Conversion with different objectives.

Investment income

Investment income totaled $12.1 million and $10.5 million, respectively, for the three months ended September 30, 2012 and 2011, of which $11.8 million and $10.2 million were attributable to interest and fees on our debt investments and $0.3 million and $0.3 million were attributable to other income, respectively. Total investment income during the three months ended September 30, 2012 and 2011 was net of $0.5 million and $0.4 million, respectively, of depreciation expense from aircraft we own and lease (through portfolio trusts). The increase in investment income in the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was primarily due to our larger investment portfolio during the three months ended September 30, 2012 compared to the same period in 2011. Total investments at fair value and their cost were $490.1 million and $598.1 million at September 30, 2012, compared to $393.8 million and $483.2 million at September 30, 2011.

Investment income totaled $35.0 million and $45.8 million, respectively, for the nine months ended September 30, 2012 and 2011, of which $32.1 million and $31.2  million were attributable to interest and fees on our debt investments, $1.8 million and $12.5 million to dividends from equity securities and $1.1 million and $2.0 million to other income, respectively. The decrease in investment income in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 reflects significant dividends received from two equity positions in the nine months ended September 30, 2011 totaling $12.5 million compared to receipt of $1.8 million in dividends from one equity investment in the nine months ended September 30, 2011, partially offset by an increase in interest income due to the larger investment portfolio.

Expenses

Net expenses for the three months ended September 30, 2012 and 2011 were $2.3 million and $2.1 million, respectively, which consisted of $1.7 million and $1.7 million in base management fees, $0.2 million and $0.1 million in legal and other professional fees, $0.1 million and $0.1 million in interest expense and fees related to the Revolving Facility, $0.1 million and $0.1 million in amortization of debt issuance costs, and $0.2 million and $0.1 million in other expenses, respectively. No incentive compensation was paid during the three months ended September 30, 2012 and 2011. The increase in expenses is primarily due to an overall increase in professional fees subsequent to the Conversion.

Net expenses for the nine months ended September 30, 2012 and 2011 were $6.8 million and $6.3 million, respectively, which consisted of $5.0 million and $5.1 million in base management fees, $0.8 million and $0.1 million in legal and professional fees, $0.3 million and $0.4 million in interest expense and fees related to the Revolving Facility, $0.3 million and $0.3 million in amortization of debt issuance costs, and $0.4 million and $0.4 million in other expenses, respectively. No incentive compensation was paid during the nine months ended September 30, 2012 and 2011. Other expenses in the nine months ended September 30, 2012 includes $0.4 million in professional fees relating to the Conversion and an overall increase in ongoing professional fees subsequent to the Conversion.

Net investment income

Net investment income was $9.8 million and $8.4 million respectively, for the three months ended September 30, 2012 and 2011. The increase in net investment income in the three months ended September 30, 2012 compared to the three months ended September 30, 2011 primarily reflects the increase in interest income net of an increase in professional fees and other expenses.

Net investment income was $28.2 million and $39.4 million respectively, for the nine months ended September 30, 2012 and 2011. The decrease in in net investment income in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011primarily reflects the decrease in dividend income, the increase in interest income, the increase in professional fees and other expenses.

Net realized and unrealized gain or loss

Net realized gains (losses) for the three months ended September 30, 2012 and 2011 were $8.4 million and $(1.4) million, respectively. For the three months ended September 30, 2012 and 2011, the change in net unrealized appreciation or depreciation was $(8.1) million and $(18.6) million, respectively. The net realized gains during the three months ended September 30, 2012 and the corresponding reversal of unrealized gains were due primarily to our reported sale of approximately half of our equity investment in International Wire Group Holdings, Inc. during the period. The remaining change in net unrealized appreciation or depreciation during the three months ended September 30, 2012 was due to mark to market yield adjustments. Net realized gains for the nine months ended September 30, 2012 and 2011 were $6.0 million and $15.7 million, respectively. The net realized gains during the nine months ended September 30, 2012 were due to a gain of $7.3 million from the sale of International Wire Group Holdings, Inc. equity, net gains of $4.2 million primarily from three debt investments, and a reorganization charge on one debt investment of $(5.5) million. For the nine months ended September 30, 2012 and 2011, the change in net unrealized appreciation or depreciation was $(13.1) million and $(51.6) million, respectively.

Dividends to preferred limited partners

Dividends on the Preferred Interests for the three months ended September 30, 2012 and 2011 were $0.4 million and $0.4 million, respectively. Dividends on the Preferred Interests for the nine months ended September 30, 2012 and 2011 were $1.2 million and $1.2 million, respectively, as average LIBOR rates for the two periods were similar.

Net increase or decrease in net assets resulting from operations

The net increase (decrease) in net assets resulting from operations was $9.7 million and $(12.0) million for the three months ended September 30, 2012 and 2011, respectively. The increased amount in the three months ended September 30, 2012 compared to the three months ended September 30, 2011 primarily reflects higher realized gains, net mark-to-market gains, and an increase in interest income. The net increase in net assets resulting from operations was $20.0 million and $2.4 million for the nine months ended September 30, 2012 and 2011, respectively. The increased amount in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily reflects a lower net realized and unrealized loss, partially offset by the decrease in dividend income.

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

Net cash used in operating activities during the nine months ended September 30, 2012 was $77.5 million. Our primary use of cash in operating activities during this period consisted of settlements of investment acquisitions (net of dispositions) of $114.7 million, partially offset by net investment income (net of non-cash income) of approximately $37.2 million.

Net cash provided by financing activities was $78.2 million during the nine months ended September 30, 2012, consisting primarily of $82.7 million of net proceeds from our initial public offering, reduced by $22.4  million of dividends on common equity, $1.1 million of dividends on our preferred equity facility (the “Preferred Interests”), and $19.0 million of net draws under our revolving credit facility (the “Revolving Facility”).

At September 30, 2012, we had $11.5 million in cash and cash equivalents.

The Revolving Facility is secured by substantially all of the assets in our portfolio, including cash and cash equivalents. At September 30, 2012, we had $48.0 million drawn and outstanding under the Revolving Facility, with an additional $68.0 million available to us, subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of ratios of not less than 300% of total assets (less total liabilities other than indebtedness) to total indebtedness and not less than 200% of total assets (less total liabilities other than indebtedness) to the sum of total preferred equity and indebtedness, and restrictions on certain payments and issuance of debt. Economic conditions, like those that began in 2007 and which have continued, may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the Revolving Facility, and may therefore impact our ability to borrow under the Revolving Facility. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment under the Revolving Facility or require redemption of the Preferred Interests, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At September 30, 2012, we were in compliance with all financial and operational covenants required by the Revolving Facility.

Economic conditions, like those that began in 2007 and which have continued, while creating attractive opportunities for us, may decrease liquidity and raise the cost of capital generally, which could limit our ability to renew, extend or replace the Leverage Program on terms as favorable as are currently included therein. If we are unable to renew, extend or replace the Leverage Program upon its maturity, we expect to have sufficient funds to repay the outstanding balance in full from our net investment income and sales of, and repayments of principal from, our portfolio company investments, as well as from anticipated debt and equity capital raises, among other sources. Economic conditions, like those that began in 2007 and which have continued, may limit our ability to raise capital or the ability of the companies in which we invest to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The Revolving Facility matures in July 2014 and the Preferred Interests will be subject to mandatory redemption in July 2016. Any inability to renew, extend or replace the Revolving Facility or replace the Preferred Interests could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

Contractual obligations

Our Revolving Facility is a senior secured revolving credit facility with certain lenders pursuant to which amounts may be drawn up to $116 million. The Revolving Facility matures on July 31, 2014, and may be extended at our option for one 12-month period. At September 30, 2012, $48 million in advances were outstanding under the Revolving Facility, all of which were short-term draws of less than one year.

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

Distributions

Our quarterly distributions to common the Common Limited Partner are recorded on the ex-dividend date and are determined under guidelines established by our board of directors. Distributions are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We do not have a policy to pay distributions at a specific level and expect to continue to distribute substantially all of our taxable income. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.

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

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	Each of TCPC and the Partnership has entered into an investment management agreement with the Advisor.

•	The Administrator provides us with administrative services necessary to conduct our day-to-day operations. For providing these services, facilities and personnel, the Administrator may be reimbursed by us for expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our officers and the Administrator’s administrative staff and providing, at our request and on our behalf, significant managerial assistance to our portfolio companies to which we are required to provide such assistance.

•	We have entered into a royalty-free license agreement with TCP, pursuant to which TCP has agreed to grant us a non-exclusive, royalty-free license to use the name “TCP.”

•	Pursuant to its limited partnership agreement, the general partner of the Partnership is SVOF/MM, LLC. SVOF/MM, LLC is an affiliate of the Advisor and the general partners or managing member of certain other funds managed by the Advisor.

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

Recent Developments

During Q4 through November 2rd, the Partnership has invested approximately $32 million in three loans with an effective yield of approximately 10.6%.

On November 7, 2012, the Board of Directors of the Partnership voted to add an additional independent director, Peter E. Schwab, to the Board of Directors effective as of November 7, 2012

Item 3: Quantitative and qualitative disclosure about market risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2012, 55% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At September 30, 2012, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 93%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our September 30, 2012 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest income	Interest Expense	Net Income
Up 300 basis points	$4,879,752	$(5,460,000)	$(580,248)
Up 200 basis points	$2,423,185	$(3,640,000)	$(1,216,815)
Up 100 basis points	$321,395	$(1,820,000)	$(1,498,605)
Down 100 basis points	$(69,134)	$680,680	$611,546
Down 200 basis points	$(69,134)	$680,680	$611,546
Down 300 basis points	$(69,134)	$680,680	$611,546

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

Part II – Other Information

Item 1: Legal Proceedings.

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of September 30, 2012, we are currently not a party to any pending material legal proceedings.

Item 1A: Risk Factors.

There have been no material changes from the risk factors previously disclosed in our most recent registration statement, as filed with the Securities and Exchange Commission on April 2, 2012.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Item 6: Exhibits

EXHIBIT INDEX

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	Form of Amended and Restated Limited Partnership Agreement(1)
3.2	Post-Offering Bylaws(2)
10.1	Form of New Investment Advisory Agreement(3)
10.2	Custodial Agreement dated as of July 31, 2066(4)
10.3	Form of Administration Agreement(5)
10.4	Credit Agreement dated July 16, 2006(6)
10.5	First Amendment to Credit Agreement dated February 28, 2011(7)
31.1*	Certification of Chief Executive O
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference to Exhibit 3, to Form 10-12G of Special Value Continuation Partners, LP, filed on May 6, 2011.

(2)	Incorporated by reference to the Registrant's Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on May 13, 2011.
(3)	Incorporated by reference to Exhibit 10.1, to Form 10-12G of Special Value Continuation Partners, LP, filed on May 6, 2011.
(4)	Incorporated by reference to Exhibit 10.2, to Form 10-12G of Special Value Continuation Partners, LP, filed on May 6, 2011.
(5)	Incorporated by reference to Exhibit 10.3, to Form 10-12G of Special Value Continuation Partners, LP, filed on May 6, 2011.
(6)	Incorporated by reference to Exhibit 10.4, to Form 10-12G of Special Value Continuation Partners, LP, filed on May 6, 2011.
(7)	Incorporated by reference to Exhibit 10.5, to Form 10-12G of Special Value Continuation Partners, LP, filed on May 6, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Special Value Continuation Partners, LP

Date: November 14, 2012
	By:	/s/ Howard M. Levkowitz
	Name:	Howard M. Levkowitz
	Title:	Chief Executive Officer

Date: November 14, 2012
	By:	/s/ Paul L. Davis
	Name:	Paul L. Davis
	Title:	Chief Financial Officer

