Form 10-Q
period 2013-03-31
Special Value Continuation Partners, LP
filed 2013-05-08
CIK 1370754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2013

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

Yes ☐   No ☒

The number of the Registrant’s common limited partner interests, outstanding as of March 31, 2013 was 320,794,305.

Table of Contents

Special Value Continuation Partners, LP

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

Special Value Continuation Partners, LP

(A Delaware Limited Partnership

Statements of Assets and Liabilities

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Investments, at fair value:
Unaffiliated issuers (cost of $514,388,646 and $508,302,758, respectively)	$449,148,562	$440,772,190
Controlled companies (cost of $44,370,322 and $44,964,189 respectively)	21,612,031	22,489,208
Other affiliates (cost of $40,912,250 and $55,803,421, respectively)	39,234,352	54,421,689
Total investments (cost of $599,671,218 and $609,070,368, respectively)	509,994,945	517,683,087

Cash and cash equivalents	11,177,328	18,035,189
Accrued interest income:
Unaffiliated issuers	6,585,365	4,039,149
Controlled companies	50,689	53,524
Other affiliates	486,707	482,634
Receivable for investments sold	-	7,727,415
Deferred debt issuance costs	587,454	696,018
Unrealized appreciation on swaps	349,347	179,364
Prepaid expenses and other assets	760,205	325,116
Total assets	$529,992,040	$549,221,496

Liabilities
Credit facility payable	70,000,000	74,000,000
Incentive allocation payable	2,723,742	-
Payable for investments purchased	157,292	21,814,819
Interest payable	151,170	119,233
Payable to the Investment Manager	68,220	48,149
Accrued expenses and other liabilities	1,587,037	1,503,436
Total liabilities	74,687,461	97,485,637

Preferred equity facility
Series A preferred limited partner interests; $20,000/interest liquidation preference; 6,700 interests authorized, issued and outstanding	134,000,000	134,000,000
Accumulated dividends on Series A preferred equity interests	510,274	526,285
Total preferred limited partner interests	134,510,274	134,526,285

Net assets applicable to common limited and general partners	$320,794,305	$317,209,574

Composition of net assets applicable to common limited and general partners
Paid-in capital	$441,328,968	$441,328,968
Accumulated net investment income	27,906,480	26,677,138
Accumulated net realized losses	(58,508,569)	(59,026,227)
Accumulated net unrealized depreciation	(89,932,574)	(91,770,305)
Net assets applicable to common limited and general partners	$320,794,305	$317,209,574

See accompanying notes.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Statement of Investments (Unaudited)

March 31, 2013

Showing Percentage of Total Cash and Investments of the Partnership

				Percent of
	Principal		Fair	Cash and
Investment	Amount	Cost	Value	Investments

Debt Investments (90.88%)
Bank Debt (74.19%) (1)
Accounting, Tax Preparation, Bookkeeping, and Payroll Services (3.04%)
Expert Global Solutions, LLC, Senior Secured 1st Lien Term Loan B, LIBOR + 6.75%, 1.25% LIBOR Floor, due 4/3/18	$714,687	$705,388	$724,071	0.14%
Expert Global Solutions, LLC, Senior Secured 2nd Lien Term Loan, LIBOR + 9.5%, 1.5% LIBOR Floor, due 10/3/18	$14,952,425	14,485,234	15,101,949	2.90%
Total Accounting, Tax Preparation, Bookkeeping, and Payroll Services		15,190,622	15,826,020

Business Support Services (2.78%)
STG-Fairway Acquisitions, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 9.25%, 1.25% LIBOR Floor, due 8/28/19	$14,643,455	13,874,674	14,497,021	2.78%

Computer Equipment Manufacturing (2.21%)
ELO Touch Solutions, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 10.5%, 1.5% LIBOR Floor, due 12/1/18	$10,000,000	9,632,140	8,400,000	1.61%
Mitel US Holdings, Inc., 1st Lien Term Loan, LIBOR + 5.75%, 1.25% LIBOR Floor, due 2/27/19	$3,125,000	3,093,750	3,135,422	0.60%
Total Computer Equipment Manufacturing		12,725,890	11,535,422

Electric Power Generation, Transmission and Distribution (3.57%)
Panda Sherman Power, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 7.5%, 1.5% LIBOR Floor, due 9/14/18	$11,070,172	10,915,565	11,319,251	2.17%
Astoria Generating Company Acquisitions, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 7%, 1.5% LIBOR Floor, due 10/26/17	$7,000,000	6,739,003	7,271,250	1.40%
Total Electric Power Generation, Transmission and Distribution		17,654,568	18,590,501

Electronic Shopping (2.00%)
Shopzilla, Inc., Senior Secured 2nd Lien Term Loan, 13%, due 6/1/14	$10,386,390	9,955,946	10,443,516	2.00%

Financial Investment Activities (0.76%)
Marsico Capital Management, Senior Secured 1st Lien Term Loan, LIBOR + 5%, due 12/31/22	$11,025,653	13,882,765	3,941,671	0.76%

Full-Service Restaurants (3.28%)
RM Holdco, LLC, Subordinated Convertible Term Loan, 1.12% PIK, due 3/21/18 (2)	$5,106,805	5,106,805	4,940,834	0.95%
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 11%, due 3/21/16 (2)	$3,764,387	3,764,387	3,764,387	0.72%
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B, 12% Cash + 7% PIK, due 3/21/16 (2)	$6,375,494	6,375,494	6,375,494	1.22%
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B-1, 12% Cash + 7% PIK, due 3/21/16 (2)	$2,012,224	1,960,903	2,012,224	0.39%
Total Full-Service Restaurants		17,207,589	17,092,939

Gaming Industries (5.96%)
Golden Gaming, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 7% Cash + 1% PIK, 2% LIBOR Floor, due 3/1/16	$15,976,999	15,603,254	15,737,344	3.02%
AGS LLC, 1st Lien Term Loan, LIBOR + 10%, 1.5% LIBOR Floor, due 8/15/16	$13,269,231	12,807,565	13,561,154	2.60%
AGS LLC, DDTL 1st Lien Term Loan, LIBOR + 10%, 1.5% LIBOR Floor, due 8/15/16	$1,730,769	1,661,538	1,768,846	0.34%
Total Gaming Industries		30,072,357	31,067,344

Grocery Stores (2.61%)
Bashas, Inc., Senior Secured 1st Lien FILO Term Loan, LIBOR + 9.35%, 1.5% LIBOR Floor, due 12/28/15	$13,296,217	13,296,217	13,628,623	2.61%

Insurance Related Activities (1.10%)
Confie Seguros Holding II Co., 2nd Lien Term Loan, LIBOR + 9%, 1.25% LIBOR Floor, due 5/8/19	$5,600,000	5,493,114	5,740,000	1.10%

Iron and Steel Mills and Ferroalloy Manufacturing (1.29%)
Essar Steel Algoma, Inc., Senior Secured Term Loan, LIBOR + 7.5%, 1.25% LIBOR Floor, due 9/20/14	$6,564,737	6,464,255	6,704,237	1.29%

Motion Picture and Video Industries (2.94%)
CORE Entertainment, Inc., Senior Secured 1st Lien Term Loan, 9%, due 6/21/17	$9,462,231	9,366,615	8,320,897	1.60%
CORE Entertainment, Inc., Senior Secured 2nd Lien Term Loan, 13.5%, due 6/21/18	$7,569,785	7,491,315	6,964,202	1.34%
Total Motion Picture and Video Industries		16,857,930	15,285,099

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Statement of Investments (Unaudited) (Continued)

March 31, 2013

Showing Percentage of Total Cash and Investments of the Partnership

				Percent of
	Principal		Fair	Cash and
Investment	Amount	Cost	Value	Investments

Debt Investments (continued)
Motor Vehicle Parts Manufacturing (2.51%)
DMI SMW Holding Corporation, 1st Lien Senior Secured Term Loan, LIBOR + 7.75%, 1.5% LIBOR Floor, due 12/21/17	$12,935,000	$12,947,983	$13,064,350	2.51%

Other Amusement and Recreation Industries (2.27%)
Intrawest Cayman L.P., 1st Lien Term Loan, LIBOR + 5.75%, 1.25% LIBOR Floor, due 12/4/17 - (Cayman Islands)	$1,246,875	1,228,172	1,274,936	0.24%
Intrawest Cayman L.P., 2nd Lien Term Loan, LIBOR + 9.5%, 1.25% LIBOR Floor, due 12/4/18 - (Cayman Islands)	$10,250,000	9,993,750	10,570,313	2.03%
Total Other Amusement and Recreation Industries		11,221,922	11,845,249

Other Electrical Equipment and Component Manufacturing (3.19%)
Palladium Energy, Inc., 1st Lien Senior Secured Term Loan, LIBOR + 9%, 1% LIBOR Floor, due 12/26/17	$16,500,317	16,186,387	16,632,320	3.19%

Other Professional, Scientific, and Technical Services (2.36%)
Connolly, LLC, Senior Secured 2nd Lien Term Loan, LIBOR + 9.25%, 1.25% LIBOR Floor, due 7/15/19	$12,000,000	11,813,421	12,315,000	2.36%

Petroleum and Coal Products Manufacturing (1.63%)
Boomerang Tube, LLC, 2nd Lien Term Loan, LIBOR + 9.5%, 1.5% LIBOR Floor, due 10/11/17	$8,414,858	8,182,038	8,520,043	1.63%

Pharmaceutical and Medicine Manufacturing (1.56%)
Pharmaceutical Research Associates, Inc., 2nd Lien Term Loan, LIBOR + 9.25%, 1.25% LIBOR Floor, due 6/10/19	$8,000,000	7,840,000	8,110,000	1.56%

Promoters of Performing Arts, Sports, and Similar Events (2.12%)
Stadium Management Group, Senior Secured 2nd Lien Term Loan, LIBOR + 9.50%, 1.25% LIBOR Floor, due 12/7/18	$11,000,000	10,798,044	11,055,000	2.12%

Radio and Television Broadcasting (4.72%)
Encompass Digital Media, Inc., 1st Lien Term Loan, LIBOR + 5.5%, 1.25% LIBOR Floor, due 8/10/17	$7,920,150	7,920,150	8,009,252	1.54%
Granite Broadcasting Corporation, Senior Secured 1st Lien Term Loan B, LIBOR + 7.25%, 1.25% LIBOR Floor, due 5/23/18	$9,925,000	9,703,565	9,949,813	1.91%
SiTV, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 6% Cash + 4% PIK, 2% LIBOR Floor, due 8/3/16	$6,859,770	6,484,806	6,616,248	1.27%
Total Radio and Television Broadcasting		24,108,521	24,575,313

Retail (1.90%)
Kenneth Cole Productions, Inc., Senior Secured 1st Lien FILO Term Loan, LIBOR + 10.60%, 1% LIBOR Floor, due 9/25/17	$9,727,273	9,463,661	9,921,818	1.90%

Scheduled Air Transportation (3.00%)
Aircraft Secured Mortgages - Aircraft Leased to Delta Air Lines, Inc.
N913DL, 8%, due 3/15/17 (6)	$347,755	347,755	349,350	0.07%
N918DL, 8%, due 8/15/18 (6)	$439,969	439,969	439,280	0.08%
N954DL, 8%, due 3/20/19 (6)	$574,079	574,079	570,350	0.11%
N955DL, 8%, due 6/20/19 (6)	$590,714	590,714	585,650	0.11%
N956DL, 8%, due 5/20/19 (6)	$590,661	590,661	585,990	0.11%
N957DL, 8%, due 6/20/19 (6)	$595,881	595,881	590,750	0.11%
N959DL, 8%, due 7/20/19 (6)	$601,058	601,058	595,510	0.11%
N960DL, 8%, due 10/20/19 (6)	$621,492	621,492	614,380	0.12%
N961DL, 8%, due 8/20/19 (6)	$616,432	616,432	610,300	0.12%
N976DL, 8%, due 2/15/18 (6)	$454,687	454,687	455,260	0.09%
Aircraft Secured Mortgages - Aircraft Leased to United Air Lines, Inc.
N510UA, 20%, due 10/26/16 (2)	$391,510	391,510	503,500	0.10%
N512UA, 20%, due 10/26/16 (2)	$395,850	395,850	511,860	0.10%
N536UA, 16%, due 9/29/14 (2)	$218,270	218,270	237,690	0.05%
N545UA, 16%, due 8/29/15 (2)	$347,752	347,752	397,385	0.08%
N585UA, 20%, due 10/25/16 (2)	$464,787	464,787	601,065	0.12%
N659UA, 12%, due 2/28/16 (6)	$3,468,682	3,468,682	3,881,939	0.74%
N661UA, 12%, due 5/4/16 (6)	$3,617,747	3,617,747	4,063,848	0.78%
Total Scheduled Air Transportation		14,337,326	15,594,107

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Statement of Investments (Unaudited) (Continued)

March 31, 2013

Showing Percentage of Total Cash and Investments of the Partnership

				Percent of
	Principal		Fair	Cash and
Investment	Amount	Cost	Value	Investments

Debt Investments (continued)
Semiconductor and Other Electronic Component Manufacturing (2.69%)
Isola USA Corporation, 1st Lien Term Loan, LIBOR + 8%, 2% LIBOR Floor, due 9/30/15	$14,000,000	$13,975,000	$14,000,000	2.69%

Software Publishers (8.24%)
Deltek, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 8.75%, 1.25% LIBOR Floor, due 10/10/19	$15,000,000	14,787,278	15,342,225	2.94%
Edmentum, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 9.75%, 1.5% LIBOR Floor, due 5/17/19	$15,000,000	14,724,552	15,000,000	2.88%
SumTotal Systems, LLC, Senior Secured 2nd Lien Term Loan, LIBOR + 9%, 1.25% LIBOR Floor, due 5/16/19	$7,600,000	7,454,681	7,552,500	1.45%
The TriZetto Group, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 7.25%, 1.25% LIBOR Floor, due 3/28/19	$5,000,000	4,929,689	5,075,000	0.97%
Total Software Publishers		41,896,200	42,969,725

Wired Telecommunications Carriers (3.92%)
Bulgaria Telecom Company AD, 1st Lien Facility 1A Term Loan, EURIBOR + 5.5%, due 11/9/17 - (Bulgaria) (4)	€3,262,515	3,525,355	3,846,740	0.74%
Integra Telecom Holdings, Inc., 2nd Lien Term Loan, LIBOR + 8.5%, 1.25% LIBOR Floor, due 2/22/20	$15,000,000	14,674,950	15,446,925	2.96%
Viva Telecom Bulgaria EAD, 1st Lien Facility 1B Term Loan, EURIBOR + 5.5%, due 11/9/17 - (Luxembourg) (4)	€980,713	1,059,723	1,156,331	0.22%
Total Wired Telecommunications Carriers		19,260,028	20,449,996

Wireless Telecommunications Carriers (2.54%)
Globalive Wireless Management Corp., Senior Secured 1st Lien Term Loan, LIBOR + 10.9%, due 4/30/14 - (Canada)	$3,037,292	2,933,872	3,023,624	0.58%
Gogo, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 9.75%, 1.5% LIBOR Floor, due 6/21/17	$10,104,406	9,700,229	10,205,450	1.96%
Total Wireless Telecommunications		12,634,101	13,229,074

Total Bank Debt		387,340,559	386,634,388

Other Corporate Debt Securities (16.69%)
Architectural, Engineering, and Related Services (1.38%)
ESP Holdings, Inc., Junior Unsecured Subordinated Promissory Notes, 6% Cash + 10% PIK, due 12/31/19 (2), (5)	$7,209,840	7,209,840	7,209,840	1.38%

Artificial Synthetic Fibers and Filaments Manufacturing (1.83%)
AGY Holding Corporation, Senior Secured 2nd Lien Notes, 11%, due 11/15/14	$18,536,000	15,172,634	9,546,040	1.83%

Data Processing, Hosting, and Related Services (1.45%)
The Telx Group, Inc., Senior Unsecured Notes, 10% Cash + 2% PIK, due 9/26/19 (5)	$6,993,490	6,855,009	7,552,970	1.45%

Metal and Mineral (except Petroleum) Merchant Wholesalers (2.54%)
Constellation Enterprises, LLC, Senior Secured 1st Lien Notes, 10.625%, due 2/1/16 (5)	$12,500,000	12,322,875	13,248,048	2.54%

Metal Ore Mining (1.44%)
St Barbara Ltd., 1st Priority Senior Secured Notes, 8.875%, due 4/15/18 (5)	$7,359,000	7,321,771	7,515,379	1.44%

Nondepository Credit Intermediation (1.98%)
Caribbean Financial Group, Senior Secured Notes, 11.5%, due 11/15/19 (5)	$10,000,000	9,808,736	10,300,000	1.98%

Nonferrous Metal Production and Processing (2.98%)
International Wire Group Holdings, Inc., Senior Secured Notes, 8.5%,
due 10/15/17 (5)	$15,000,000	15,000,000	15,508,499	2.98%

Scientific Research and Development Services (3.09%)
BPA Laboratories, Inc., Senior Secured Notes, 12.25%, due 4/1/17 (5)	$17,110,000	16,446,295	16,083,400	3.09%

Total Other Corporate Debt Securities		90,137,160	86,964,176

Total Debt Investments		477,477,719	473,598,564

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Statement of Investments (Unaudited) (Continued)

March 31, 2013

Showing Percentage of Total Cash and Investments of the Partnership

				Percent of
			Fair	Cash and
Investment	Shares	Cost	Value	Investments

Equity Securities (6.98%)
Architectural, Engineering, and Related Services (1.21%)
ESP Holdings, Inc., Cumulative Preferred 15% (2), (5)	20,297	$2,249,930	$3,643,088	0.70%
ESP Holdings, Inc., Common Stock (2), (3), (5)	88,670	9,311,782	2,674,472	0.51%
Total Architectural, Engineering, and Related Services		11,561,712	6,317,560

Business Support Services (0.23%)
STG-Fairway Holdings, LLC, Class A Units (3), (5)	80,396	1,100,348	1,209,960	0.23%

Data Processing, Hosting, and Related Services (0.24%)
Anacomp, Inc., Class A Common Stock (3), (5), (6)	1,255,527	26,711,048	1,255,527	0.24%

Depository Credit Intermediation (0.15%)
Doral Financial Corporation, Common Stock (3)	1,077,795	11,699,417	759,522	0.15%

Electric Power Generation, Transmission and Distribution (0.01%)
La Paloma Residual Bank Debt Claim (3), (5)	1,830,453	1,574,284	51,253	0.01%

Electronic Shopping (0.26%)
Shop Holding, LLC, Class A Units (3), (5)	490,037	462,576	1,020,008	0.19%
Shop Holding, LLC, Warrants to Purchase Class A Units (3), (5)	326,691	-	353,286	0.07%
Total Electronic Shopping		462,576	1,373,294

Financial Investment Activities (0.00%)
Marsico Holdings, LLC, Common Interest Units (3), (5)	168,698	172,694	9,278	-

Full-Service Restaurants (0.15%)
RM Holdco, LLC, Membership Units (2), (3), (5)	13,161,000	2,010,777	751,443	0.15%

Machine Shops; Turned Product; and Screw, Nut, and Bolt
Manufacturing (0.00%)
Precision Holdings, LLC, Class C Membership Interests (3), (5)	33	1,396	17,982	-

Nonmetallic Mineral Mining and Quarrying (0.53%)
EPMC HoldCo, LLC, Membership Units (2), (5)	1,312,720	-	2,782,966	0.53%

Other Amusement and Recreation Industries (0.00%)
Bally Total Fitness Holding Corporation, Common Stock (3), (5)	6,058	45,186,963	18,174	-
Bally Total Fitness Holding Corporation, Warrants (3), (5)	10,924	-	1	-
Total Other Amusement and Recreation Industries		45,186,963	18,175

Radio and Television Broadcasting (0.07%)
SiTV, Inc., Warrants to Purchase Common Stock (3), (5)	233,470	300,322	345,536	0.07%

Scheduled Air Transportation (1.89%)
Equipment Trusts - Aircraft Leased to Delta Air Lines, Inc.
N913DL Trust Beneficial Interests (5), (6)	529	109,193	111,180	0.02%
N918DL Trust Beneficial Interests (5), (6)	479	124,973	120,530	0.02%
N954DL Trust Beneficial Interests (5), (6)	463	154,136	85,680	0.02%
N955DL Trust Beneficial Interests (5), (6)	455	156,265	129,880	0.02%
N956DL Trust Beneficial Interests (5), (6)	457	156,449	133,110	0.03%
N957DL Trust Beneficial Interests (5), (6)	455	157,444	133,790	0.03%
N959DL Trust Beneficial Interests (5), (6)	454	158,434	134,300	0.03%
N960DL Trust Beneficial Interests (5), (6)	449	162,544	139,740	0.03%
N961DL Trust Beneficial Interests (5), (6)	452	161,755	142,290	0.03%
N967DL Trust Beneficial Interests (5), (6)	494	130,007	83,980	0.02%
Equipment Trusts - Aircraft Leased to United Air Lines, Inc.
N510UA Trust Beneficial Interests (2), (5)	46	161,681	485,106	0.09%
N512UA Trust Beneficial Interests (2), (5)	45	158,224	478,704	0.09%
N536UA Trust Beneficial Interests (2), (5)	66	320,764	642,039	0.12%
N545UA Trust Beneficial Interests (2), (5)	56	285,666	632,306	0.12%
N585UA Trust Beneficial Interests (2), (5)	45	177,826	589,948	0.11%
United N659UA-767, LLC (N659UA) (5), (6)	336	1,843,142	2,926,343	0.56%
United N661UA-767, LLC (N661UA) (5), (6)	326	1,825,775	2,873,073	0.55%
Total Scheduled Air Transportation		6,244,278	9,841,999

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Statement of Investments (Unaudited) (Continued)

March 31, 2013

Showing Percentage of Total Cash and Investments of the Partnership

				Percent of
			Fair	Cash and
Investment	Shares	Cost	Value	Investments

Equity Securities (continued)
Semiconductor and Other Electronic Component Manufacturing (0.01%)
AIP/IS Holdings, LLC, Membership Units (3), (5)	352	$-	$68,922	0.01%

Support Activities for Mining (0.64%)
DeepOcean Group Holding BV, Common Stock - (Norway) (3), (5)	145,824	3,477,624	3,323,768	0.64%

Wired Telecommunications Carriers (1.59%)
Integra Telecom, Inc., Common Stock (3), (5)	1,274,522	8,433,884	5,048,571	0.97%
Integra Telecom, Inc., Warrants (3), (5)	346,939	19,920	-
V Telecom Investment S.C.A, Common Shares - (Luxembourg) (3), (4), (5)	1,393	3,236,256	3,220,625	0.62%
Total Wired Telecommunications Carriers		11,690,060	8,269,196

Total Equity Securities		122,193,499	36,396,381

Total Investments		599,671,218	509,994,945
Cash and Cash Equivalents (2.14%)
Cash and Cash Equivalents			11,177,328	2.14%

Total Cash and Investments			$521,172,273	100.00%

Notes to Statement of Investments:

(1)	Investments in bank debt generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.
(2)	Non-controlled affiliate – as defined under the Investment Company Act of 1940 (ownership of between 5% and 25% of the outstanding voting securities of this issuer).
(3)	Non-income producing security.
(4)	Principal amount denominated in foreign currency. Amortized cost and fair value converted from foreign currency to US dollars. (See Note 2)
(5)	Restricted security. (See Note 2)
(6)	Controlled issuer – as defined under the Investment Company Act of 1940 (ownership of 25% or more of the outstanding voting securities of this issuer).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $40,263,751 and $51,006,153, respectively for the three months ended March 31, 2013. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of March 31, 2013 was $499,689,383, or 95.9% of total cash and investments of the Partnership.

Swaps at March 31, 2013 were as follows:

Investment	Notional Amount	Fair Value

Euro/US Dollar Cross-Currency Basis Swap, Pay Euros/Receive USD, Expires 5/16/14	$6,040,944	$349,347

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

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Statement of Investments (Continued)

December 31, 2012

Showing Percentage of Total Cash and Investments of the Partnership

				Percent of
	Principal		Fair	Cash and
Investment	Amount	Cost	Value	Investments

Debt Investments (continued)
Scheduled Air Transportation (3.11%)
Delta Air Lines, Inc., Aircraft Secured Mortgage (N913DL), 8%, due 7/15/18 (6)	$366,557	$366,557	$367,370	0.07%
Delta Air Lines, Inc., Aircraft Secured Mortgage (N918DL), 8%, due 7/15/18 (6)	$456,613	456,613	454,580	0.08%
Delta Air Lines, Inc., Aircraft Secured Mortgage (N954DL), 8%, due 9/20/19 (6)	$593,200	593,200	597,720	0.11%
Delta Air Lines, Inc., Aircraft Secured Mortgage (N955DL), 8%, due 9/20/19 (6)	$609,107	609,107	612,000	0.11%
Delta Air Lines, Inc., Aircraft Secured Mortgage (N956DL), 8%, due 9/20/19 (6)	$609,360	609,360	612,850	0.11%
Delta Air Lines, Inc., Aircraft Secured Mortgage (N957DL), 8%, due 9/20/19 (6)	$614,434	614,434	617,440	0.12%
Delta Air Lines, Inc., Aircraft Secured Mortgage (N959DL), 8%, due 9/20/19 (6)	$619,468	619,468	622,030	0.12%
Delta Air Lines, Inc., Aircraft Secured Mortgage (N960DL), 8%, due 9/20/19 (6)	$639,631	639,631	640,730	0.12%
Delta Air Lines, Inc., Aircraft Secured Mortgage (N961DL), 8%, due 9/20/19 (6)	$635,009	635,009	636,990	0.12%
Delta Air Lines, Inc., Aircraft Secured Mortgage (N976DL), 8%, due 7/15/18 (6)	$474,007	474,007	473,280	0.09%
United Air Lines, Inc., Aircraft Secured Mortgage (N510UA), 20%, due 9/26/16 (2)	$410,410	410,410	548,340	0.10%
United Air Lines, Inc., Aircraft Secured Mortgage (N512UA), 20%, due 10/26/16 (2)	$414,343	414,343	556,225	0.10%
United Air Lines, Inc., Aircraft Secured Mortgage (N536UA), 16%, due 8/21/14 (2)	$251,941	251,941	277,780	0.05%
United Air Lines, Inc., Aircraft Secured Mortgage (N545UA), 16%, due 7/17/15 (2)	$377,925	377,925	436,810	0.08%
United Air Lines, Inc., Aircraft Secured Mortgage (N585UA), 20%, due 10/25/16 (2)	$486,501	486,501	653,220	0.12%
United Air Lines, Inc., Aircraft Secured Mortgage (N659UA), 12%, due 3/28/16 (6)	$3,707,430	3,707,430	4,264,148	0.80%
United Air Lines, Inc., Aircraft Secured Mortgage (N661UA), 12%, due 5/4/16 (6)	$3,849,284	3,849,284	4,351,424	0.81%
		15,115,220	16,722,937
Semiconductor and Other Electronic Component Manufacturing (2.61%)
Isola USA Corporation, 1st Lien Term Loan, LIBOR + 8%, 2% LIBOR Floor, due 9/29/15	$14,000,000	13,975,000	14,000,000	2.61%

Software Publishers (8.47%)
Blackboard, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 6%, 1.5% LIBOR Floor, due 10/4/18	$2,671,613	2,457,884	2,705,008	0.51%
Deltek, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 8.75%, 1.25% LIBOR Floor, due 10/10/19	$15,000,000	14,781,719	15,275,025	2.85%
Edmentum, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 9.75%, 1.5% LIBOR Floor due 5/8/19	$15,000,000	14,717,168	14,831,250	2.77%
SumTotal Systems, LLC, Senior Secured 2nd Lien Term Loan, LIBOR + 9%, 1.25% LIBOR Floor, due 5/13/19	$7,600,000	7,449,234	7,524,000	1.41%
The TriZetto Group, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 7.25%, 1.25% LIBOR Floor, due 3/28/19	$5,000,000	4,927,523	4,979,175	0.93%
Total Software Publishers		44,333,528	45,314,458

Support Activities for Mining (0.06%)
Trico Shipping AS, 1st Lien Term Loan A, LIBOR + 8.5%, 1.5% LIBOR Floor, due 5/13/14 - (Norway)	$228,803	228,803	228,803	0.04%
Trico Shipping AS, 1st Lien Term Loan B, LIBOR + 8.5%, 1.5% LIBOR Floor, due 5/13/14 - (Norway)	$80,543	80,543	80,543	0.02%
Total Support Activities for Mining		309,346	309,346

Wired Telecommunications Carriers (2.52%)
Bulgaria Telecom Company AD, 1st Lien Facility 1A Term Loan, EURIBOR + 5.5%, due 11/9/17 - (Bulgaria) (4)	€3,262,515	3,525,355	3,744,685	0.70%
Integra Telecom Holdings, Inc., 1st Lien Term Loan, LIBOR + 7.25%, 2% LIBOR Floor, due 4/15/15	$8,477,489	8,070,172	8,518,096	1.60%
Viva Telecom Bulgaria EAD, 1st Lien Facility 1B Term Loan, EURIBOR + 5.5%, due 11/9/17 - (Luxembourg)(4)	€980,713	1,059,723	1,125,653	0.22%

Total Wired Telecommunications Carriers		12,655,250	13,388,434

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

See accompanying notes.

 Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Statements of Operations

	Three Months Ended March 31,
	2013	2012 (1)

Investment income
Interest income:
Unaffiliated issuers	$15,240,367	$8,152,548
Controlled companies	330,317	-
Other affiliates	893,512	1,682,714
Dividend income:
Other affiliates	-	1,811,189
Other income:
Unaffiliated issuers	157,533	-
Controlled companies	142,911	-
Other affiliates	101,103	167,874
Total investment income	16,865,743	11,814,325

Operating expenses
Management and advisory fees	1,964,738	1,696,797
Administrative expenses	167,808	-
Interest expense	136,407	46,519
Amortization of deferred debt issuance costs	108,564	109,771
Legal fees, professional fees and due diligence expenses	74,462	100,230
Director fees	48,059	35,667
Custody fees	28,544	22,159
Insurance expense	24,201	19,261
Commitment fees	22,589	62,208
Professional fees relating to the Conversion	-	278,190
Other operating expenses	136,409	50,743
Total operating expenses	2,711,781	2,421,545

Net investment income	14,153,962	9,392,780

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in unaffiliated issuers	517,658	(5,981,289)
Investments in non-controlled affiliates	-	718,845
Net realized gain (loss)	517,658	(5,262,444)

Net change in net unrealized appreciation/depreciation	1,837,731	374,743
Net realized and unrealized gain (loss)	2,355,389	(4,887,701)

Dividends paid on Series A preferred equity facility	(393,413)	(371,492)
Net change in accumulated dividends on preferred equity facility	16,011	(43,307)
Net increase in net assets applicable to common limited and general partners resulting from operations	$16,131,949	$4,090,280

See accompanying notes.

(1) The Statement of Operations for the three months ended March 31, 2012 reflects a portfolio prior to the Conversion which had different objectives.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Statements of Changes in Net Assets

	Three Months Ended March 31, 2013 (Unaudited)
		Common
		Limited	General
	Total	Partner	Partner
Net assets applicable to common limited and general partners, beginning of year	$317,209,574	$317,209,574	$-

Net investment income	14,153,962	11,354,740	2,799,222
Net realized gain	517,658	414,126	103,532
Net change in unrealized appreciation/depreciation	1,837,731	1,470,185	367,546
Dividends paid on preferred equity facility	(393,413)	(314,730)	(78,683)
Net change in accumulated dividends on preferred equity facility	16,011	12,809	3,202
Net increase in net assets applicable to common limited and general partners resulting from operations	16,131,949	12,937,129	3,194,820

Distributions to common limited and general partners from:
Net investment income	(12,547,218)	(9,823,476)	(2,723,742)

Net assets applicable to common limited and general partners, end of period (including accumulated net investment income of $27,906,480, $27,555,965 and $350,515, respectively)	$320,794,305	$320,323,227	$471,078

	Year Ended December 31, 2012
		Common
		Limited	General
	Total	Partner	Partner
Net assets applicable to common limited and general partners, beginning of year	$237,606,302	$237,606,302	$-

Contributions from common limited partner	82,692,187	82,692,187	-

Net investment income	42,473,133	42,473,133	-
Net realized gain	(15,990,188)	(15,990,188)	-
Net change in unrealized appreciation/depreciation	3,205,937	3,205,937	-
Dividends paid on preferred equity facility	(1,542,932)	(1,542,932)	-
Net change in accumulated dividends on preferred equity facility	(59,867)	(59,867)	-
Net increase in net assets applicable to common limited and general partners resulting from operations	28,086,083	28,086,083	-

Distributions to common limited and general partners from:
Net investment income	(31,174,998)	(31,174,998)	-

Net assets applicable to common limited and general partners, end of year (including accumulated net investment income of $26,677,138, $26,326,623 and $350,515, respectively)	$317,209,574	$317,209,574	$-

See accompanying notes.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Statements of Cash Flows

	Three Months Ended March 31,
	2013	2012

Operating activities
Net increase in net assets applicable to limited and general partners resulting from operations	$16,131,949	$3,432,624
Adjustments to reconcile net increase in net assets applicable to limited and general partners resulting from operations to net cash provided by operating activities:
Net realized loss (gain)	(517,658)	5,262,444
Net change in unrealized appreciation/depreciation of investments	(1,880,949)	(515,367)
Dividends paid on Series A preferred equity facility	393,413	371,492
Net change in accumulated dividends on Series A preferred equity facility	(16,011)	43,307
Accretion of original issue discount	(825,555)	(143,604)
Net accretion of market discount/premium	(81)	(556,441)
Interest and dividend income paid in kind	(253,156)	(754,214)
Amortization of deferred debt issuance costs	108,564	109,771
Changes in assets and liabilities:
Purchases of investment securities	(40,010,595)	(74,402,541)
Proceeds from sales, maturities and paydowns of investments	51,006,153	46,076,803
Decrease (increase) in accrued interest income - unaffiliated issuers	(2,546,216)	637,460
Decrease in accrued interest income - controlled companies	2,835	-
Increase in accrued interest income - other affiliates	(4,073)	(474,898)
Decrease in receivable for investments sold	7,727,415	966,560
Decrease (increase) in prepaid expenses and other assets	(435,089)	42,618
Increase (decrease) in payable for investments purchased	(21,657,527)	25,696,767
Increase in payable to the Investment Manager	20,071	443,261
Increase (decrease) in interest payable	31,937	(11,407)
Increase (decrease) in accrued expenses and other liabilities	83,601	(138,409)
Net cash provided by operating activities	7,359,028	6,086,226

Financing activities
Proceeds from draws on credit facility	6,000,000	57,000,000
Principal repayments on credit facility	(10,000,000)	(44,000,000)
Dividends paid on preferred equity facility	(393,413)	(371,492)
Distributions paid to common limited partner	(9,823,476)	-
Net cash provided by (used in) financing activities	(14,216,889)	12,628,508

Net increase in cash and cash equivalents	(6,857,861)	18,714,734
Cash and cash equivalents at beginning of period	18,035,189	10,831,678
Cash and cash equivalents at end of period	$11,177,328	$29,546,412

Supplemental cash flow information
Interest payments	$104,470	$57,926

See accompanying notes.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Financial Statements (Unaudited)

March 31, 2013

1. Organization and Nature of Operations

Special Value Continuation Partners, LP (the “Partnership”) a Delaware limited partnership, commenced operations on July 31, 2006 as an externally managed, closed-end, non-diversified management investment company registered under the Investment Company Act of 1940, as amended (the “1940 Act”). On April 2, 2012, the Partnership elected to be treated as a business development company (“BDC”) under the 1940 Act (the “Conversion”). The Partnership’s investment objective is to achieve high total returns through current income and capital appreciation, with an emphasis on principal protection. The Partnership invests primarily in the debt of middle-market companies, including senior secured loans, junior loans, mezzanine debt and bonds. Such investments may include an equity component, and, to a lesser extent, the Partnership may make equity investments directly. The Partnership has elected to be treated as a partnership for U.S. federal income tax purposes. TCP Capital Corp. (“TCPC” or the “Common Limited Partner”) owns the entire common limited partner interest in the Partnership. TCPC was formed on April 2, 2012 through the conversion of its predecessor, Special Value Continuation Fund, LLC (“SVCF”), from a limited liability company to a corporation, leaving TCPC as the surviving entity. Prior to its conversion to TCPC, SVCF owned the entire common limited partner interest in the Partnership. On April 3, 2012, TCPC completed an initial public offering of its new common stock. TCPC has also elected to be treated as a business development company under the 1940 Act.

The general partner of the Partnership is SVOF/MM, LLC, which also serves as the administrator of TCPC and the Partnership (the “Administrator” or the “General Partner”). The managing member of the Administrator is Tennenbaum Capital Partners, LLC, which serves as the Investment Manager to both TCPC and the Partnership. Most of the equity interests in the General Partner are owned directly or indirectly by the Investment Manager and its employees.

Partnership management consists of the General Partner and the Board of Directors. The General Partner directs and executes the day-to-day operations of the Partnership subject to oversight from the Board of Directors, which performs certain functions required by the 1940 Act. The Board of Directors has delegated investment management of the Partnership’s assets to the Investment Manager. At March 31, 2013, the Board of Directors consisted of four persons, three of whom are independent. If the Partnership has preferred limited partner interests outstanding, as it currently does, the holders of the preferred limited partner interests voting separately as a class are entitled to elect two of the Directors. The remaining directors will be subject to election by holders of the common limited partner interests and preferred limited partner interests voting together as a single class.

Preferred Equity

At March 31, 2013, the Partnership had 6,700 Series A preferred limited partner interests (the “Preferred Interests”) issued and outstanding with a liquidation preference of $20,000 per preferred limited interest. The Preferred Interests are redeemable at the option of the Partnership, subject to certain conditions. Additionally, under certain conditions, the Partnership may be required to either redeem certain of the Preferred Interests or repay indebtedness, at the Partnership’s option. Such conditions would include a failure by the Partnership to maintain adequate collateral as required by its credit facility agreement or by the Statement of Preferences of the Preferred Interests or a failure by the Partnership to maintain sufficient asset coverage as required by the 1940 Act. As of March 31, 2013, the Partnership was in full compliance with such requirements.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2013

1. Organization and Nature of Operations (continued)

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

March 31, 2013

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

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2013

2. Summary of Significant Accounting Policies (continued)

Unobservable inputs used in the fair value measurement of the Partnership’s Level 3 investments as of March 31, 2013 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Bank Debt	$275,074,150	Market rate approach	Market yields	5.3% - 15.9% (11.1%)
		Market quotations	Indicative bid/ask quotes	1 - 2 (1)
		Market comparable companies	Revenue multiples	0.4x - 0.4x (0.4x)
		Market comparable companies	EBITDA multiples	7.7x - 7.7x (7.7x)
Other Corporate Debt	$25,062,810	Market rate approach	Market yields	14.2% - 14.2% (14.2%)
		Market quotations	Indicative bid/ask quotes	1 - 1 (1)
		Market comparable companies	EBITDA multiples	10.0x - 10.0x (10.0x)
Equity	$35,636,859	Market rate approach	Market yields	7.0% - 26.0% (12.3%)
		Market quotations	Indicative bid/ask quotes	1 - 2 (1)
		Market comparable companies	Revenue multiples	0.4x - 1.1x (0.8x)
		Market comparable companies	EBITDA multiples	3.5x - 9.1x (5.7x)

Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Market yields	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease

Investments of the Partnership may be categorized based on the types of inputs used in valuing such investments. The level in the GAAP valuation hierarchy in which an investment falls is based on the lowest level input that is significant to the valuation of the investment in its entirety. Transfers between levels are recognized as of the beginning of the reporting period.

At March 31, 2013, the investments of the Partnership were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for	$-	$-	$759,522
	identical assets
2	Other observable market inputs*	111,560,238	61,901,366	-
3	Independent third-party pricing
	sources that employ significant unobservable inputs	275,074,150	17,509,840	34,225,001
3	Investment Manager valuations with
	significant unobservable inputs	-	7,552,970	1,411,858
Total		$386,634,388	$86,964,176	$36,396,381

* For example, quoted prices in inactive markets or quotes for comparable investments.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2013

2. Summary of Significant Accounting Policies (continued)

Changes in investments categorized as Level 3 during the three months ended March 31, 2013 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$359,343,326	$17,171,637	$32,675,370
Net realized and unrealized gains (losses)	(2,705,665)	332,962	1,418,164
Acquisitions	15,489,607	5,241	778,020
Dispositions	(38,401,835)	-	(646,553)
Transfers out of Level 3†	(58,651,283)	-	-
Ending balance	$275,074,150	$17,509,840	$34,225,001

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(1,074,858)	$332,962	$1,418,164

† Comprised of eight investments that transferred to Level 2 due to increased observable market activity.

	Investment Manager Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$-	$7,167,458	$1,424,764
Net realized and unrealized gains (losses)	-	350,718	(12,906)
Acquisitions	-	34,794	-
Ending balance	$-	$7,552,970	$1,411,858

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$-	$350,718	$(12,906)

There were no transfers between Level 1 and 2 during the three months ended March 31, 2013.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2013

2. Summary of Significant Accounting Policies (continued)

At December 31, 2012, the investments of the Partnership were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$-	$-	$780,431
2	Other observable market inputs*	45,667,016	53,453,085	-
3	Independent third-party pricing sources that employ significant
	unobservable inputs	359,343,326	17,171,637	32,675,370
3	Investment Manager valuations with significant unobservable
	inputs	-	7,167,458	1,424,764
Total		$405,010,342	$77,792,180	$34,880,565

* For example, quoted prices in inactive markets or quotes for comparable investments.

Changes in investments categorized as Level 3 during the year ended December 31, 2012 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$159,949,811	$24,061,229	$68,114,764
Net realized and unrealized losses	(8,709,385)	(6,540,882)	(7,100,618)
Acquisitions	288,929,785	3,731,290	9,584,408
Dispositions	(84,994,292)	-	(37,923,184)
Transfers out of Level 3†	-	(4,080,000)	-
Transfers into Level 3††	4,167,407	-	-
Ending balance	$359,343,326	$17,171,637	$32,675,370

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized losses, above)	$(5,856,277)	$127,255	$(9,797,319)

† Comprised of one investment that transferred to Level 2 due to increased trading volumes.

†† Comprised of one investment that transferred from Level 2 due to reduced trading volumes.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2013

2. Summary of Significant Accounting Policies (continued)

	Investment Manager Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$51,436	$7,464,188	$1,252,190
Net realized and unrealized gains (losses)	-	284,156	274,554
Acquisitions	-	148,281	-
Dispositions	-	(729,167)	(5,842)
Transfers out of Level 3#	-	-	(147,574)
Reclassifications within Level 3##	(51,436)	-	51,436
Ending balance	$-	$7,167,458	$1,424,764

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$-	$272,637	$274,555

# Comprised of one investment that transferred to Level 2 due to increased trading volumes.

## Comprised of claims in the liquidation of a portfolio company that were reclassified as equity.

There were no transfers between Level 1 and 2 during the year ended December 31, 2012.

Investment Transactions

The Partnership records investment transactions on the trade date, except for private transactions that have conditions to closing, which are recorded on the closing date. The cost of investments purchased is based upon the purchase price plus those professional fees which are specifically identifiable to the investment transaction. Realized gains and losses on investments are recorded based on the identification method, which typically allocates the highest cost inventory to the basis of investments sold.

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

March 31, 2013

2. Summary of Significant Accounting Policies (continued)

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

Foreign Investments

The Partnership may invest in instruments traded in foreign countries and denominated in foreign currencies. The Partnership held foreign currency denominated investments comprising approximately 1.6% of the Partnership’s total investments at both March 31, 2013 and December 31, 2012. Such positions were converted at the respective closing rate in effect at March 31, 2013 and December 31, 2012 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars on the respective dates of such transactions.  The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2013

 2. Summary of Significant Accounting Policies (continued)

The Partnership did not enter into any new derivative transactions during the three months ended March 31, 2013 and March 31, 2012. At March 31, 2013 and March 31, 2012, the Partnership held a cross currency basis swap with a notional amount of $6,040,944. Gains and losses from derivatives during the three months ended March 31, 2013 were included in net realized and unrealized loss on investments in the Statement of Operations as follows:

Instrument	Realized	Unrealized
Cross currency basis swaps	$-	$169,983

Gains and losses from derivatives during the three months ended March 31, 2012 were included in net realized and unrealized loss on investments in the Statement of Operations as follows:

Instrument	Realized	Unrealized
Cross currency basis swaps	$-	$(123,904)

The valuations of the swap held at March 31, 2013 and March 31, 2012 were determined using observable market inputs other than quoted prices in active markets for identical assets and, accordingly, are classified as Level 2 in the GAAP valuation hierarchy.

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

March 31, 2013

2. Summary of Significant Accounting Policies (continued)

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

Cost and unrealized appreciation and depreciation of the Partnership’s investments (including derivatives) for U.S. federal income tax purposes at March 31, 2013 were as follows:

Unrealized appreciation	$24,593,396
Unrealized depreciation	(113,920,322)
Net unrealized depreciation	(89,326,926)

Cost	$599,671,218

3. Management Fees, Incentive Compensation and Other Expenses

Following the Conversion, the Partnership’s management fee is calculated at an annual rate of 1.5% of total assets (excluding cash and cash equivalents) as of the beginning of each quarter and is payable to the Investment Manager quarterly in arrears.

Incentive compensation is only paid to the extent that TCPC’s total performance exceeds a cumulative 8% annual return since January 1, 2013 (the “Total Return Hurdle”). No incentive compensation was incurred prior to January 1, 2013. Beginning January 1, 2013, the incentive compensation equals 20% of net investment income (reduced by preferred dividends) and 20% of net realized gains (reduced by any net unrealized losses), subject to the Total Return Hurdle. The incentive compensation is payable quarterly in arrears as an allocation and distribution to the General Partner and is calculated as the difference between cumulative incentive compensation earned since January 1, 2013 and cumulative incentive compensation paid since January 1, 2013. A reserve for incentive compensation is allocated to the account of the General Partner based on incentive compensation that would have been distributable to the General Partner assuming a hypothetical liquidation of TCPC and the Partnership at net asset value on the balance sheet date. At March 31, 2013, the General Partner’s equity interest in the Partnership was comprised entirely of a reserve amount of $471,078 as reflected in the Statement of Changes in Net Assets.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Financial Statements (Unaudited)

March 31, 2013

3. Management Fees, Incentive Compensation and Other Expenses (continued)

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

The Partnership bears all respective expenses incurred in connection with the business of the Partnership, including fees and expenses of outside contracted services, such as custodian, administrative, legal, audit and tax preparation fees, costs of valuing investments, insurance costs, brokers’ and finders’ fees relating to investments, and any other transaction costs associated with the purchase and sale of investments of the Partnership.

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

Advances under the Senior Facility bear interest at LIBOR plus 0.44% per annum, except in the case of loans from CP Conduits, which bear interest at the higher of LIBOR plus 0.44% or the CP Conduit’s cost of funds plus 0.44%, subject to certain limitations. The weighted-average interest rate on outstanding borrowings at March 31, 2013 and December 31, 2012 was 0.64% and 0.65%, respectively.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2013

4. Senior Secured Revolving Credit Facility (continued)

In addition to amounts due on outstanding debt, the Senior Facility accrues commitment fees of 0.20% per annum on the unused portion of the Senior Facility, or 0.25% per annum when less than $46.4 million in borrowings are outstanding. The Senior Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Partnership fail to satisfy certain financial or other covenants.  As of March 31, 2013, the Partnership was in full compliance with such covenants.

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

6. Related Parties

The Common Limited Partner, the Partnership, the Investment Manager, the General Partner and their members and affiliates may be considered related parties.  From time to time, the Partnership advances payments to third parties on behalf of the Common Limited Partner which are reimbursable through deductions from distributions to the Common Limited Partner.  At March 31, 2013, no such amounts were outstanding. From time to time, the Investment Manager advances payments to third parties on behalf of the Partnership and receives reimbursement from the Partnership.  At March 31, 2013, such amounts totaled $68,220, as reflected in the Statement of Assets and Liabilities.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Financial Statements (Unaudited)

March 31, 2013

6. Related Parties (continued)

Pursuant to an administration agreement between the Administrator and the Partnership (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Partnership, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Partnership.  For the three months ended March 31, 2013, expenses allocated pursuant to the Administration Agreement totaled $167,808. The Administrator waived reimbursement of all administrative expenses prior to January 1, 2013.

7.  Common Limited Partner Equity

On April 3, 2012, in connection with an initial public offering of its common equity, the Common Limited Partner contributed $82,692,187 in net receipts from the offering to the Partnership, as reflected in the Statement of Changes in Net Assets.

8.  Distributions

The Partnership’s distributions are recorded on the record date. The timing of distributions is determined by the General Partner, which has provided the Investment Manager with certain criteria for such distributions.

9.  Subsequent Events

On May 1, 2013, the Common Limited Partner and the preferred limited partners voted to add an additional director, Rajneesh Vig, to the Board of Directors effective as of May 1, 2013.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2013

10. Financial Highlights

Three Months Ended
March 31, 2013

Return on invested assets (1), (2)	3.4%

Gross return to common limited partner (1)	5.1%
Less: General Partner incentive allocation (1)	(1.0)%
Return to common limited partner (1), (3)	4.1%

Ratios to average common equity: (4), (5)
Net investment income	14.3%
Expenses	3.4%
Expenses and General Partner allocation	4.4%

Ending net assets attributable to common limited partner	$320,323,227
Portfolio turnover rate (1)	7.8%
Weighted-average debt outstanding	$73,355,556
Weighted-average interest rate on debt	0.8%

(1)	Not annualized.
(2)	Return on invested assets is a time-weighted, geometrically linked rate of return and excludes cash and cash equivalents.
(3)	Returns (net of dividends on the preferred equity facility, allocations to General Partner and Partnership expenses, including financing costs and management fees) are calculated on a monthly geometrically linked, time-weighted basis.
(4)	Net investment income and expenses annualized. General Partner allocation not annualized.
(5)	These ratios include interest expense but do not reflect the effect of dividends on the preferred equity facility.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2013

11. Select Quarterly Data (Unaudited)

Q1 2013

Total investment income	$16,865,743
Net investment income	14,153,962
Net realized and unrealized gain	2,355,389
Preferred dividends	(377,402)
Net increase in net assets allocable to common limited and general partners resulting from operations	$16,131,949

	2012
	Q4	Q3	Q2	Q1 (1)

Total investment income	$17,181,003	$12,110,973	$11,086,458	$11,814,325
Net investment income	14,222,900	9,765,895	9,091,558	9,392,780
Net realized and unrealized gain (loss)	(5,743,587)	344,397	(2,497,360)	(4,887,701)
Preferred dividends	(391,402)	(399,121)	(397,477)	(414,799)
Net increase in net assets allocable to common limited and general partners resulting from operations	$8,087,911	$9,711,171	$6,196,721	$4,090,280

	2011 (1)
	Q4	Q3	Q2	Q1

Total investment income	$9,103,299	$10,509,783	$17,257,216	$17,987,378
Net investment income	6,395,902	8,365,091	15,288,901	15,785,441
Net realized and unrealized loss	(2,980,033)	(20,014,551)	(9,556,909)	(6,327,388)
Preferred dividends	(389,857)	(389,747)	(392,078)	(373,148)
Net increase in net assets allocable to common limited and general partners resulting from operations	$3,026,012	$(12,039,207)	$5,339,914	$9,084,905

(1) Periods prior to the Conversion reflect portfolios that had different investment objectives.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Schedule of Changes in Investments in Affiliates (1)

Three Months Ended March 31, 2013

Security	Value, Beginning of Period	Acquisitions	Dispositions (2)	Value, End of Period
Anacomp, Inc., Class A Common Stock	$1,255,527	$-	$-	$1,255,527
EPMC HoldCo, LLC, Membership Units	2,730,458	-	-	2,782,966
ESP Holdings, Inc., Cumulative Preferred 15%	3,643,088	-	-	3,643,088
ESP Holdings, Inc., Common Stock	2,263,124	-	-	2,674,472
ESP Holdings, Inc., Junior Unsecured Subordinated Promissory Notes, 6% Cash + 10% PIK, due 12/31/19	7,134,137	-	-	7,209,840
N510UA Aircraft Secured Mortgage, 20%, due 10/26/16	548,340	-	(18,900)	503,500
N512UA Aircraft Secured Mortgage, 20%, due 10/26/16	556,225	-	(18,493)	511,860
N536UA Aircraft Secured Mortgage, 16%, due 9/29/14	277,780	-	(33,671)	237,690
N545UA Aircraft Secured Mortgage, 16%, due 8/29/15	436,810	-	(30,173)	397,385
N585UA Aircraft Secured Mortgage, 20%, due 10/25/16	653,220	-	(21,714)	601,065
N659UA Aircraft Secured Mortgage, 12%, due 2/28/16	4,264,148	-	(238,748)	3,881,939
N661UA Aircraft Secured Mortgage, 12%, due 5/4/16	4,351,424	-	(231,537)	4,063,848
N510UA Equipment Trust Beneficial Interests	479,682	18,900	(8,978)	485,106
N512UA Equipment Trust Beneficial Interests	473,761	18,493	(8,831)	478,704
N536UA Equipment Trust Beneficial Interests	624,746	33,671	(11,300)	642,039
N545UA Equipment Trust Beneficial Interests	616,897	30,302	(11,884)	632,306
N585UA Equipment Trust Beneficial Interests	583,391	21,714	(11,694)	589,948
N913DL Aircraft Secured Mortgage, 8%, due 3/15/17	367,370	-	(18,802)	349,350
N918DL Aircraft Secured Mortgage, 8%, due 8/15/18	454,580	-	(16,644)	439,280
N954DL Aircraft Secured Mortgage, 8%, due 3/20/19	597,720	-	(19,121)	570,350
N955DL Aircraft Secured Mortgage, 8%, due 6/20/19	612,000	-	(18,393)	585,650
N956DL Aircraft Secured Mortgage, 8%, due 5/20/19	612,850	-	(18,699)	585,990
N957DL Aircraft Secured Mortgage, 8%, due 6/20/19	617,440	-	(18,554)	590,750
N959DL Aircraft Secured Mortgage, 8%, due 7/20/19	622,030	-	(18,410)	595,510
N960DL Aircraft Secured Mortgage, 8%, due 10/20/19	640,730	-	(18,139)	614,380
N961DL Aircraft Secured Mortgage, 8%, due 8/20/19	636,990	-	(18,577)	610,300
N976DL Aircraft Secured Mortgage, 8%, due 2/15/18	473,280	-	(19,320)	455,260
N913DL Equipment Trust Beneficial Interests	111,520	18,802	(23,508)	111,180
N918DL Equipment Trust Beneficial Interests	120,530	16,644	(22,334)	120,530
N954DL Equipment Trust Beneficial Interests	113,390	19,121	(26,938)	85,680
N955DL Equipment Trust Beneficial Interests	160,650	18,393	(26,609)	129,880
N956DL Equipment Trust Beneficial Interests	163,200	18,699	(26,976)	133,110
N957DL Equipment Trust Beneficial Interests	163,880	18,554	(26,864)	133,790
N959DL Equipment Trust Beneficial Interests	164,390	18,410	(26,754)	134,300
N960DL Equipment Trust Beneficial Interests	169,660	18,139	(26,669)	139,740
N961DL Equipment Trust Beneficial Interests	171,360	18,577	(27,137)	142,290
N967DL Equipment Trust Beneficial Interests	83,300	19,320	(25,640)	83,980
RM Holdco, LLC, Membership Units	849,478	-	-	751,443
RM Holdco, LLC, Subordinated Convertible Term Loan, 1.12% PIK, due 3/21/18	5,106,805	-	-	4,940,834
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 11%, due 3/19/16	3,759,156	-	5,231	3,764,387
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B,
12% Cash + 7% PIK, due 3/19/16	6,258,122	-	117,372	6,375,494
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B-1,
12% Cash + 7% PIK, due 3/19/16	1,976,470	-	38,785	2,012,224
United N659UA-767, LLC (N659UA)	2,771,428	238,748	(168,678)	2,926,343
United N661UA-767, LLC (N661UA)	2,789,809	231,537	(165,758)	2,873,073

 Notes to Schedule of Changes in Investments in Affiliates:

(1)	The issuers of the securities listed on this schedule are considered affiliates under the Investment Company Act of 1940 due to the ownership by the Company of 5% or more of the issuers' voting securities.
(2)	Dispositions include sales, paydowns, mortgage amortizations, and aircraft depreciation.

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

 Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Schedule of Restricted Securities of Unaffiliated Issuers

March 31, 2013

Investment	Acquisition Date	Cost

AIP/IS Holdings, LLC, Membership Units	Var. 2009 & 2010	$-
Bally Total Fitness Holding Corporation, Common Stock	4/30/10	45,186,963
Bally Total Fitness Holding Corporation, Warrants	4/30/10	-
BPA Laboratories, Inc., Senior Secured Notes, 12.25%, due 4/1/17	3/5/12	16,446,295
Caribbean Financial Group, Senior Secured Notes, 11.5%, due 11/15/19	10/19/12	9,808,736
Constellation Enterprises, LLC, Senior Secured 1st Lien Notes, 10.625%, due 2/1/16	1/20/11	12,322,875
DeepOcean Group Holding AS, Common Stock	5/13/11	3,477,627
Integra Telecom, Inc., Common Stock	11/19/09	8,433,884
Integra Telecom, Inc., Warrants	11/19/09	19,920
La Paloma Generating Company, Residual Claim	2/2/05	1,574,284
Marsico Holdings, LLC Common Interest Units	9/10/12	172,694
Precision Holdings, LLC, Class C Membership Interests	Var. 2010 & 2011	1,396
Shop Holding, LLC, Class A Units	6/2/11	462,576
Shop Holding, LLC, Warrants to Purchase Class A Units	6/2/11	-
SiTV, Inc., Warrants to Purchase Common Stock	8/3/12	300,322
St Barbara Ltd., 1st Priority Senior Secured Notes, 8.875%, due 4/15/18	3/22/13	7,321,771
STG-Fairway Holdings, LLC, Class A Units	12/30/10	1,100,348
The Telx Group, Inc., Senior Unsecured Notes, 10% Cash + 2% PIK, due 9/26/19	9/26/11	6,855,009
V Telecom Investment S.C.A, Common Shares	11/9/12	3,236,256

December 31, 2012

Investment	Acquisition Date	Cost

AIP/IS Holdings, LLC, Membership Units	Var. 2009 & 2010	$-
Bally Total Fitness Holding Corporation, Common Stock	4/30/10	45,186,963
Bally Total Fitness Holding Corporation, Warrants	4/30/10	-
BPA Laboratories, Inc., Senior Secured Notes, 12.25%, due 4/1/17	3/5/12	16,446,295
Caribbean Financial Group, Senior Secured Notes, 11.5%, due 11/15/19	10/19/12	9,803,494
Constellation Enterprises, LLC, Senior Secured 1st Lien Notes, 10.625%, due 2/1/16	1/20/11	12,322,875
DeepOcean Group Holding AS, Common Stock	5/13/11	3,477,627
Integra Telecom, Inc., Common Stock	11/19/09	8,433,884
Integra Telecom, Inc., Warrants	11/19/09	19,920
La Paloma Generating Company, Residual Claim	2/2/05	1,574,284
Marsico Holdings, LLC Common Interest Units	9/10/12	172,694
Precision Holdings, LLC, Class C Membership Interests	Var. 2010 & 2011	1,396
Shop Holding, LLC, Class A Units	6/2/11	462,576
Shop Holding, LLC, Warrants to Purchase Class A Units	6/2/11	-
SiTV, Inc., Warrants to Purchase Common Stock	8/3/12	300,322
STG-Fairway Holdings, LLC, Class A Units	12/30/10	1,100,348
The Telx Group, Inc., Senior Unsecured Notes, 10% Cash + 2% PIK, due 9/26/19	9/26/11	6,820,215
V Telecom Investment S.C.A, Common Shares	11/9/12	3,236,256

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. For periods prior to April 2, 2012, the consolidated financial statements and related footnotes reflect the performance of Special Value Continuation Fund, LLC which was formed on July 17, 2006. In addition, some of the statements in this report (including in the following discussion) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events or the future performance or financial condition of Special Value Continuation Partners, LP. (the “Partnership,” “we,” “us,” or “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

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

Expenses

Our primary operating expenses include the payment of a base management fee and, depending on our operating results, incentive compensation, expenses reimbursable under the management agreement, administration fees and the allocable portion of overhead under the administration agreement. The base management fee and incentive compensation remunerates the Advisor for work in identifying, evaluating, negotiating, closing and monitoring our investments. Our administration agreement with SVOF/MM, LLC (the “Administrator”) provides that the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to us under the administration agreement, as well as any costs and expenses incurred by the Administrator or its affiliates relating to any non-investment advisory, administrative or operating services provided by the Administrator or its affiliates to us. We also bear all other costs and expenses of our operations and transactions which may include those relating to:

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

Investments for which market quotations are readily available are valued at such market quotations unless the quotations are deemed not to represent fair value. We generally obtain market quotations from recognized exchanges, market quotation systems, independent pricing services or one or more broker-dealers or market makers. However, short term debt investments with remaining maturities within 90 days are generally valued at amortized cost, which approximates fair value. Debt and equity securities for which market quotations are not readily available, which is the case for many of our investments, or for which market quotations are deemed not to represent fair value, are valued at fair value using a consistently applied valuation process in accordance with our documented valuation policy that has been reviewed and approved by our board of directors, who also approve in good faith the valuation of such securities as of the end of each quarter. Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that we may ultimately realize. In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of our investments than on the fair values of our investments for which market quotations are not readily available. Market quotations may be deemed not to represent fair value in certain circumstances where we believe that facts and circumstances applicable to an issuer, a seller or purchaser, or the market for a particular security cause current market quotations to not reflect the fair value of the security. Examples of these events could include cases where a security trades infrequently causing a quoted purchase or sale price to become stale, where there is a “forced” sale by a distressed seller, where market quotations vary substantially among market makers, or where there is a wide bid-ask spread or significant increase in the bid-ask spread.

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

•

The fair value of smaller investments comprising in the aggregate less than 5% of our total capitalization may be determined by the Advisor in good faith in accordance with our valuation policy without the employment of an independent valuation firm.

•	The audit committee of the board of directors discusses the valuations, and the board of directors approves the fair value of each investment in our portfolio in good faith based on the input of the Advisor, the respective independent valuation firms (to the extent applicable) and the audit committee of the board of directors.

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

As of March 31, 2013, 0.1% of our investments were categorized as Level 1, 34.0% were categorized as Level 2, 64.1% were Level 3 investments valued based on valuations by independent third party sources, and 1.8% were Level 3 investments valued based on valuations by the Advisor.

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

Portfolio and investment activity

During the three months ended March 31, 2013, we invested approximately $40.3 million across 1 new and 4 existing portfolio companies. All of these investments were in senior secured debt comprised of senior loans ($32.9 million, or 82% of the total) and senior secured notes ($7.4 million, or 18% of the total). Additionally, we received approximately $51.0 million in proceeds from sales or repayments of investments during the three months ended March 31, 2013.

At March 31, 2013, our investment portfolio of $510.0 million (at fair value) consisted of 54 portfolio companies and was invested 93% in debt investments, of which 96% was in senior secured debt and 4% in unsecured or subordinated debt. In aggregate, our investment portfolio was invested 75% in senior secured loans, 14% in senior secured notes, 4% in unsecured or subordinated debt, and 7% in equity investments. Our average portfolio company investment at fair value was approximately $9.4 million. Our largest portfolio company investment by value was approximately $20.5 million and our five largest portfolio company investments by value comprised approximately 17% of our portfolio at March 31, 2013. At December 31, 2012, our investment portfolio of $517.7 million (at fair value) consisted of 54 portfolio companies and was invested 93% in debt investments, of which 96% was in senior secured debt and 4% in unsecured or subordinated debt. In aggregate, our investment portfolio was invested 77% in senior secured loans, 12% in senior secured notes, 4% in unsecured or subordinated debt, and 7% in equity investments. Our average portfolio company investment at fair value was approximately $9.6 million. Our largest portfolio company investment by value was approximately $19.4 million and our five largest portfolio company investments by value comprised approximately 17% of our portfolio at December 31, 2012.

The industry composition of our portfolio at fair value at March 31, 2013 was as follows:

Percent of Total
Industry	Investments
Software Publishers	8.4%
Gaming Industries	6.1%
Wired Telecommunications Carriers	5.6%
Scheduled Air Transportation	5.0%
Radio and Television Broadcasting	4.9%
Electric Power Generation, Transmission and Distribution	3.7%
Full-Service Restaurants	3.5%
Other Electrical Equipment and Component Manufacturing	3.3%
Scientific Research and Development Services	3.2%
Accounting, Tax Preparation, Bookkeeping, and Payroll Services	3.1%
Business Support Services	3.1%
Nonferrous Metal Production and Processing	3.0%
Motion Picture and Video Industries	3.0%
Semiconductor and Other Electronic Component Manufacturing	2.8%
Grocery Stores	2.7%
Architectural, Engineering, and Related Services	2.7%
Metal and Mineral (except Petroleum) Merchant Wholesalers	2.6%
Wireless Telecommunications	2.6%
Motor Vehicle Parts Manufacturing	2.6%
Other Professional, Scientific, and Technical Services	2.4%
Other Amusement and Recreation Industries	2.3%
Electronic Shopping	2.3%
Computer Equipment Manufacturing	2.3%
Promoters of Performing Arts, Sports, and Similar Events	2.2%
Nondepository Credit Intermediation	2.0%
Retail	1.9%
Artificial Synthetic Fibers and Filaments Manufacturing	1.9%
Data Processing, Hosting, and Related Services	1.7%
Petroleum and Coal Products Manufacturing	1.7%
Pharmaceutical and Medicine Manufacturing	1.6%
Metal Ore Mining	1.5%
Iron and Steel Mills and Ferroalloy Manufacturing	1.3%
Insurance Related Activities	1.0%
Other	2.0%
Total	100.0%

The weighted average effective yield of the debt securities in our portfolio was 11.1% at March 31, 2013 and 11.3% at December 31, 2012. The weighted effective yields on our senior debt and other debt investments were 11.1% and 10.0%, respectively, at March 31, 2013, versus 11.4% and 9.9% at December 31, 2012.

At March 31, 2013, 69.3% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 30.7% bore interest at fixed rates. The percentage of our floating rate debt investments that bore interest based on an interest rate floor was 96.4% at March 31, 2013. At December 31, 2012, 63.8% of our debt investments bore interest based on floating rates and 36.2% bore interest at fixed rates. The percentage of our floating rate debt investments that bore interest based on an interest rate floor was 95.6% at December 31, 2012.

Results of operations

Results of operations of the Partnership for the three months ended March 31, 2013 are not directly comparable to the three months ended March 31, 2012, since the three months ended March 31, 2012 reflect a portfolio prior to the Conversion with different investment objectives.

Investment income

Investment income totaled $16.9 million and $11.8 million, respectively, for the three months ended March 31, 2013 and 2012, of which $16.5 million and $9.8 million were attributable to interest and fees on our debt investments, $0.0 million and $1.8 million to dividends from equity securities and $0.4 million and $0.2 million to other income, respectively. The increase in investment income in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 reflects an increase in interest income due to the larger investment portfolio and the higher percentage of the portfolio in income-producing assets in the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Expenses

Net expenses for the three months ended March 31, 2013 and 2012 were $2.7 million and $2.4 million, respectively, $2.0 million and $1.7 million in base management fees, $0.1 million and $0.1 million in legal and professional fees, $0.2 million and $0.1 million in interest expense and fees related to the Revolving Facility, $0.1 million and $0.1 million in amortization of debt issuance costs, and $0.3 million and $0.4 million in other expenses, respectively. The increase in expenses in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily reflects the increase in management fees due to the larger portfolio.

Net investment income

Net investment income was $14.2 million and $9.4 million respectively, for the three months ended March 31, 2013 and 2012. The increase in in net investment income in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily reflects the increase in interest and other income in the three months ended March 31, 2013, partially offset by the decline in dividend income and the increase in expenses.

Net realized and unrealized gain or loss

Net realized gains (losses) for the three months ended March 31, 2013 and 2012 were $0.5 million and $(5.3) million, respectively. The net realized losses during the three months ended March 31, 2012 were primarily due to a reorganization charge on one debt investment of $(5.5) million. For the three months ended March 31, 2013 and 2012, the change in net unrealized appreciation was $1.8 million and $0.4 million, respectively.

Dividends to preferred limited partners

Dividends on the Preferred Interests for the three months ended March 31, 2013 and 2012 were $0.4 million and $0.4 million, respectively, as average LIBOR rates for the two periods were similar.

 Incentive compensation

Incentive compensation distributable to the General Partner for the three months ended March 31, 2013 and 2012 was $2.7 million and $0.0 million, respectively.  Incentive compensation for the three months ended March 31, 2013 was distributable due to net investment income, net of preferred dividends, exceeding the total return threshold.  No incentive compensation was payable prior to January 1, 2013.  The reserve for incentive compensation to the General Partner for the three months ended March 31, 2013 and 2012 was $0.5 million and $0.0 million, respectively.  The reserve for incentive compensation for the three months ended March 31, 2013 reflects amounts in excess of distributable incentive compensation which would have been earned by the General Partner had TCPC and the Partnership liquidated at net asset value at March 31, 2013.

Net increase or decrease in net assets allocable to common limited and general partners resulting from operations

The net increase in net assets allocable to common limited and general partners resulting from operations was $16.1 million and $4.1 million for the three months ended March 31, 2013 and 2012, respectively. The increased amount in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily reflects the increase in net investment income and the increase in net realized and unrealized gains.

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

Net cash provided by operating activities during the three months ended March 31, 2013 was $7.4 million. Our primary source of cash from operating activities during this period consisted of net investment income (net of non-cash income and expenses) of approximately $11.0 million, partially offset by settlement of acquisitions of investments (net of dispositions) of $3.6 million.

Net cash used in financing activities was $14.2 million during the three months ended March 31, 2013, consisting primarily of $9.8 million of distributions to our common limited partner, $0.4 million of dividends on our preferred equity facility (the “Preferred Interests”), and $4.0 million of net repayments under our revolving credit facility (the “Revolving Facility”).

At March 31, 2013, we had $11.2 million in cash and cash equivalents.

The Revolving Facility is secured by substantially all of the assets in our portfolio, including cash and cash equivalents. At March 31, 2013, we had $70.0 million drawn and outstanding under the Revolving Facility, with an additional $46.0 million available to us, subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of ratios of not less than 300% of total assets (less total liabilities other than indebtedness) to total indebtedness and not less than 200% of total assets (less total liabilities other than indebtedness) to the sum of total preferred equity and indebtedness, and restrictions on certain payments and issuance of debt. Economic conditions, like those that began in 2007 and which have continued, may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the Revolving Facility, and may therefore impact our ability to borrow under the Revolving Facility. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment under the Revolving Facility or require redemption of the Preferred Interests, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At March 31, 2013, we were in compliance with all financial and operational covenants required by the Revolving Facility.

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

Contractual obligations

Our Revolving Facility is a senior secured revolving credit facility with certain lenders pursuant to which amounts may be drawn up to $116 million. The Revolving Facility matures on July 31, 2014, and may be extended at our option for one 12-month period. At March 31, 2013, $70 million in advances were outstanding under the Revolving Facility, all of which were short-term draws of less than one year.

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

Distributions to the common limited partner

Our quarterly distributions to our common limited partner are recorded on the ex-dividend date and are determined under guidelines established by our board of directors. Distributions are declared considering our estimate of annual taxable income available for distribution to limited partners and the amount of taxable income carried over from the prior year for distribution in the current year. We do not have a policy to pay distributions at a specific level and expect to continue to distribute substantially all of our taxable income. We cannot assure limited partners that they will receive any distributions or distributions at a particular level.

The following table summarizes our distributions to our common limited partner for the three months ended March 31, 2013 and 2012:

Payment Date	Total Amount
March 17, 2013	$8,906,331
Total for three months ended March 31, 2013	$8,906,331

March 9, 2012	$5,400,000
Total for three months ended March 31, 2012	$5,400,000

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	Each of the TCPC and the Partnership has entered into an investment management agreement with the Advisor.

•	The Administrator provides us with administrative services necessary to conduct our day-to-day operations. For providing these services, facilities and personnel, the Administrator may be reimbursed by us for expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our officers and the Administrator’s administrative staff and providing, at our request and on our behalf, significant managerial assistance to our portfolio companies to which we are required to provide such assistance.

•	Pursuant to its limited partnership agreement, the general partner of the Partnership is SVOF/MM, LLC. SVOF/MM, LLC is an affiliate of the Advisor and the general partners or managing member of certain other funds managed by the Advisor.

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

Recent Developments

From April 1, 2013 through May 3, 2013, the Partnership has invested approximately $62.5 million in six loans with an effective yield of approximately 9.3%.

On May 1, 2013, the Common Limited Partner and the preferred limited partners voted to add an additional director, Rajneesh Vig, to the Board of Directors effective as of May 1, 2013.

On May 8, 2013, the TCPC’s board of directors declared a second quarter cash dividend to its stockholders of $0.36 per share, payable on June 28, 2013 to its stockholders of record as of the close of business on June 7, 2013.

Item 3: Quantitative and qualitative disclosure about market risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2013, 69.3% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At March 31, 2013, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 96.4%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our March 31, 2013 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest income	Interest Expense	Net Income
Up 300 basis points	$6,414,658	$(6,120,000)	$294,658
Up 200 basis points	$3,087,323	$(4,080,000)	$(992,677)
Up 100 basis points	$290,343	$(2,040,000)	$(1,749,657)
Down 100 basis points	$(47,569)	$563,244	$515,675
Down 200 basis points	$(47,569)	$563,244	$515,675
Down 300 basis points	$(47,569)	$563,244	$515,675

Item 4.	Controls and Procedures

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

PART II – Other Information

Item 1.	Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of March 31, 2013, we are currently not a party to any pending material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in TCPC’s most recent registration statement, as filed with the Securities and Exchange Commission on April 1, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Item 6: Exhibits

3.1	Form of Amended and Restated Limited Partnership Agreement (4)
3.2	Bylaws of TCP Capital Corp. (1)
4.1	Statement of Preferences of Preferred Interests (2)
10.1	Form of Amended and Restated Investment Management Agreement by and between Special Value Continuation Partners, LP and Tennenbaum Capital Partners, LLC (4)
10.2	Form of Administration Agreement of Special Value Continuation Partners, LP (4)
10.3	Form of Underwriting Agreement (1)
10.4	Custodial Agreement, dated as of July 31, 2006 (4)
10.5	Credit Agreement, dated July 31, 2006 (4)
10.6	First Amendment to Credit Agreement, dated February 28, 2011 (4)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
22	Published report regarding matters submitted to vote of security holders (5)
23.1	Opinion and Consent of Skadden, Arps, Slate, Meagher & Flom LLP, counsel for the Registrant (6)
23.2	Consent of independent registered public accounting firm (6)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 *
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 *
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

_____________

* Filed herewith.

(1)	Incorporated by reference to TCP Capital Corp.’s (formerly Special Value Continuation Fund, LLC) Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-172669), filed on May 13, 2011.
(2)	Incorporated by reference to Exhibit D to TCP Capital Corp.’s (formerly Special Value Continuation Fund, LLC) Registration Statement on Form N-2 (File No. 811-21935) filed on October 31, 2006.
(3)	Incorporated by reference to TCP Capital Corp.'s Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-172669), filed on March 5, 2012.
(4)	Incorporated by reference to Form 10-12G of the Registrant (File No. 000-54393), filed May 6, 2011.
(5)	Incorporated by reference to Item 5.07 of TCP Capital Corp.’s Form 8-K filed on May 6, 2013.
(6)	Incorporated by reference to TCP Capital Corp.’s (formerly Special Value Continuation Fund, LLC) Registration Statement under the Securities Act of 1933 (File No. 333-185319), on Form N-2, filed on April 1, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SPECIAL VALUE CONTINUATION PARTNERS, LP

Date: May 8, 2013
	By:	/s/ Howard M. Levkowitz
	Name:	Howard M. Levkowitz
	Title:	Chief Executive Officer

Date: May 8, 2013
	By:	/s/ Paul L. Davis
	Name:	Paul L. Davis
	Title:	Chief Financial Officer

