Form 10-Q
period 2013-06-30
Special Value Continuation Partners, LP
filed 2013-08-08
CIK 1370754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2013

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 814-00897

SPECIAL VALUE CONTINUATION PARTNERS, LP

(Exact Name of Registrant as Specified in Charter)

Delaware	68-0631675
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

2951 28 th Street, Suite 1000 Santa Monica, California	90405
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☐ No ☒

The number of the Registrant’s common limited partner interests, outstanding as of August 8, 2013 was 399,304,418.

Table of Contents

Special Value Continuation Partners, LP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statements of Assets and Liabilities

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Investments, at fair value:
Unaffiliated issuers (cost of $561,129,297 and $508,302,758, respectively)	$501,648,852	$440,772,190
Controlled companies (cost of $43,776,456 and $44,964,189 respectively)	20,863,780	22,489,208
Other affiliates (cost of $51,724,840 and $55,803,421, respectively)	49,249,412	54,421,689
Total investments (cost of $656,630,593 and $609,070,368, respectively)	571,762,044	517,683,087

Cash and cash equivalents	40,065,668	18,035,189
Accrued interest income:
Unaffiliated issuers	5,483,176	4,039,149
Controlled companies	47,773	53,524
Other affiliates	807,362	482,634
Receivable for investments sold	2,695,000	7,727,415
Deferred debt issuance costs	1,234,215	696,018
Unrealized appreciation on swaps	271,816	179,364
Prepaid expenses and other assets	976,189	325,116
Total assets	$623,343,243	$549,221,496

Liabilities
Debt	33,000,000	74,000,000
Incentive allocation payable	2,476,035	-
Payable for investments purchased	50,179,344	21,814,819
Interest payable	225,981	119,233
Payable to the Investment Manager	341,031	48,149
Management and advisory fees payable	1,940,295	-
Accrued expenses and other liabilities	1,384,976	1,503,436
Total liabilities	89,547,662	97,485,637

Preferred equity facility
Preferred limited partner interests; $20,000/interest liquidation preference; 6,700 interests authorized, issued and outstanding	134,000,000	134,000,000
Accumulated dividends on the preferred equity facility	491,163	526,285
Total preferred limited partner interests	134,491,163	134,526,285

Net assets applicable to common limited and general partners	$399,304,418	$317,209,574

Composition of net assets applicable to common limited and general partners
Paid-in capital	$520,144,218	$441,328,968
Accumulated net investment income	27,201,422	26,677,138
Accumulated net realized losses	(62,862,170)	(59,026,227)
Accumulated net unrealized depreciation	(85,179,052)	(91,770,305)
Net assets applicable to common limited and general partners	$399,304,418	$317,209,574

See accompanying notes.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statement of Investments (Unaudited)

June 30, 2013

Showing Percentage of Total Cash and Investments of the Partnership

Investment	Principal Amount	Cost	Fair Value	Percent of Cash and Investments

Debt Investments (87.32%)
Bank Debt (73.66%) (1)
Accounting, Tax Preparation, Bookkeeping, and Payroll Services (1.34%)
Expert Global Solutions, LLC, Senior Secured 1st Lien Term Loan B, LIBOR + 7.25%, 1.25% LIBOR Floor, due 4/3/18	$709,433	$703,672	$722,025	0.12%
Expert Global Solutions, LLC, Senior Secured 2nd Lien Term Loan, LIBOR + 11%, 1.5% LIBOR Floor, due 10/3/18	$7,434,877	7,212,837	7,479,487	1.22%
Total Accounting, Tax Preparation, Bookkeeping, and Payroll Services		7,916,509	8,201,512

Artificial Synthetic Fibers and Filaments Manufacturing (0.34%)
AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/16 (2)	$2,056,927	2,056,927	2,056,927	0.34%

Business Support Services (2.42%)
STG-Fairway Acquisitions, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 9.25%, 1.25% LIBOR Floor, due 8/28/19	$14,643,455	13,901,546	14,804,534	2.42%

Computer Equipment Manufacturing (1.23%)
ELO Touch Solutions, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 10.5%,1.5% LIBOR Floor, due 12/1/18	$10,000,000	9,643,220	7,500,000	1.23%

Converted Paper Products Manufacturing (0.57%)
Ranpak Corp., Senior Secured 2nd Lien Term Loan, LIBOR + 7.25%, 1.25% LIBOR Floor, due 4/23/20	$3,469,573	3,434,877	3,504,269	0.57%

Electric Power Generation, Transmission and Distribution (2.83%)
Panda Sherman Power, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 7.5%, 1.5% LIBOR Floor, due 9/14/18	$11,070,172	10,921,028	11,319,251	1.86%
Panda Temple Power II, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 6%, 1.25% LIBOR Floor, due 4/3/19	$5,892,970	5,834,041	5,951,900	0.97%
Total Electric Power Generation, Transmission and Distribution		16,755,069	17,271,151

Electronic Shopping (1.32%)
Shopzilla, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 9.5%, due 3/31/16	$8,055,057	7,758,926	8,063,112	1.32%

Financial Investment Activities (0.38%)
Marsico Capital Management, Senior Secured 1st Lien Term Loan, LIBOR + 5%, due 12/31/22	$10,805,431	13,605,476	2,296,154	0.38%

Freight Transportation Arrangement (0.62%)
Livingston International, Inc., 2nd Lien Term Loan, LIBOR + 7.75%, 1.25% LIBOR Floor, due 4/18/20	$3,750,000	3,676,841	3,801,563	0.62%

Full-Service Restaurants (2.83%)
RM Holdco, LLC, Subordinated Convertible Term Loan, 1.12% PIK, due 3/21/18 (2)	$5,106,805	5,106,805	3,648,813	0.60%
RM OpCo, LLC, Convertible 1st Lien Term Loan Tranche B-1, 12% Cash + 7% PIK, due 3/21/16 (2)	$1,307,280	1,271,799	1,307,280	0.21%
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 11%, due 3/21/16 (2)	$3,723,322	3,723,322	3,723,322	0.62%
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B, 12% Cash + 7% PIK, due 3/21/16 (2)	$6,503,573	6,503,573	6,503,573	1.06%
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B-1, 12% Cash + 7% PIK, due 3/21/16 (2)	$2,051,179	2,003,078	2,051,179	0.34%
Total Full-Service Restaurants		18,608,577	17,234,167

Gaming Industries (5.09%)
Golden Gaming, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 7% Cash + 1% PIK, 2% LIBOR Floor, due 3/1/16	$15,977,036	15,604,224	15,737,380	2.58%
AGS LLC, 1st Lien Term Loan, LIBOR + 10%, 1.5% LIBOR Floor, due 8/15/16	$13,269,231	12,835,230	13,581,058	2.22%
AGS LLC, DDTL 1st Lien Term Loan, LIBOR + 10%, 1.5% LIBOR Floor, due 8/15/16	$1,730,769	1,668,147	1,771,442	0.29%
Total Gaming Industries		30,107,601	31,089,880

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statement of Investments (Unaudited) (Continued)

June 30, 2013

Showing Percentage of Total Cash and Investments of the Partnership

Investment	Principal Amount	Cost	Fair Value	Percent of Cash and Investments

Debt Investments (continued)
Grocery Stores (2.07%)
Bashas, Inc., Senior Secured 1st Lien FILO Term Loan, LIBOR + 9.35%, 1.5% LIBOR Floor, due 12/28/15	$12,386,974	$12,386,974	$12,678,067	2.07%

Inland Water Transportation (2.08%)
US Shipping Corp, Senior Secured 1st Lien Term Loan B, LIBOR + 7.75%, 1.25% LIBOR Floor, due 4/30/18	$12,666,667	12,540,000	12,708,847	2.08%

Insurance Related Activities (0.92%)
Confie Seguros Holding II Co., 2nd Lien Term Loan, LIBOR + 9%, 1.25% LIBOR Floor, due 5/8/19	$5,541,809	5,439,149	5,624,936	0.92%

Iron and Steel Mills and Ferroalloy Manufacturing (1.09%)
Essar Steel Algoma, Inc., Senior Secured Term Loan, LIBOR + 7.5%, 1.25% LIBOR Floor, due 9/20/14	$6,548,242	6,464,067	6,691,518	1.09%

Motion Picture and Video Industries (2.54%)
CORE Entertainment, Inc., Senior Secured 1st Lien Term Loan, 9%, due 6/21/17	$9,462,231	9,371,287	8,563,319	1.40%
CORE Entertainment, Inc., Senior Secured 2nd Lien Term Loan, 13.5%, due 6/21/18	$7,569,785	7,494,745	6,964,202	1.14%
Total Motion Picture and Video Industries		16,866,032	15,527,521

Motor Vehicle Parts Manufacturing (2.14%)
DMI SMW Holding Corporation, 1st Lien Senior Secured Term Loan, LIBOR + 7.75%, 1.5% LIBOR Floor, due 12/21/17	$12,864,180	12,725,052	13,121,463	2.14%

Newspaper, Periodical, Book, and Directory Publishers (2.17%)
MediMedia USA, Inc., 1st Lien Revolver, LIBOR + 6.75%, due 5/20/18	$2,170,000	2,557,500	3,593,520	0.59%
MediMedia USA, Inc., 1st Lien Term Loan, LIBOR + 6.75%, 1.25% LIBOR Floor, due 11/20/18	$9,750,000	9,457,500	9,689,063	1.58%
Total Newspaper, Periodical, Book, and Directory Publishers		12,015,000	13,282,583

Other Amusement and Recreation Industries (1.92%)
Intrawest Cayman L.P., 1st Lien Term Loan, LIBOR + 5.75%, 1.25% LIBOR Floor, due 12/4/17 - (Cayman Islands)	$1,243,750	1,226,886	1,261,890	0.21%
Intrawest Cayman L.P., 2nd Lien Term Loan, LIBOR + 9.5%, 1.25% LIBOR Floor, due 12/4/18 - (Cayman Islands)	$10,250,000	10,012,402	10,480,625	1.71%
Total Other Amusement and Recreation Industries		11,239,288	11,742,515

Other Electrical Equipment and Component Manufacturing (2.76%)
Palladium Energy, Inc., 1st Lien Senior Secured Term Loan, LIBOR + 9%, 1% LIBOR Floor, due 12/26/17	$16,500,317	16,199,303	16,888,074	2.76%

Other Professional, Scientific, and Technical Services (4.15%)
Connolly, LLC, Senior Secured 2nd Lien Term Loan, LIBOR + 9.25%, 1.25% LIBOR Floor, due 7/15/19	$12,000,000	11,818,600	12,120,000	1.98%
ConvergeOne Holdings, 1st Lien Term Loan, LIBOR + 8%, 1.25% LIBOR Floor, due 5/8/19	$13,500,000	13,297,500	13,297,500	2.17%
Total Other Professional, Scientific, and Technical Services		25,116,100	25,417,500

Other Telecommunications (2.30%)
Securus Technologies, Inc., 2nd Lien Term Loan, LIBOR + 7.75%, 1.25% LIBOR Floor, due 4/30/21	$14,000,000	13,860,000	14,065,660	2.30%

Petroleum and Coal Products Manufacturing (1.34%)
Boomerang Tube, LLC, 2nd Lien Term Loan, LIBOR + 9.5%, 1.5% LIBOR Floor, due 10/11/17	$8,306,975	8,087,150	8,223,905	1.34%

Pharmaceutical and Medicine Manufacturing (1.33%)
Pharmaceutical Research Associates, Inc., 2nd Lien Term Loan, LIBOR + 9.25%,1.25% LIBOR Floor, due 6/10/19	$7,996,875	7,836,938	8,121,826	1.33%

Promoters of Performing Arts, Sports, and Similar Events (1.82%)
Stadium Management Group, Senior Secured 2nd Lien Term Loan, LIBOR + 9.50%, 1.25% LIBOR Floor, due 12/7/18	$11,000,000	10,804,248	11,165,000	1.82%

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statement of Investments (Unaudited) (Continued)

June 30, 2013

Showing Percentage of Total Cash and Investments of the Partnership

				Percent of
	Principal		Fair	Cash and
Investment	Amount	Cost	Value	Investments

Debt Investments (continued)
Radio and Television Broadcasting (3.92%)
SiTV, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 6% Cash + 4% PIK, 2% LIBOR Floor, due 8/3/16	$6,910,700	$6,539,175	$6,689,558	1.09%
The Tennis Channel, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 8.5%, due 5/29/17	$17,347,866	16,842,708	17,295,822	2.83%
Total Radio and Television Broadcasting		23,381,883	23,985,380

Retail (1.59%)
Kenneth Cole Productions, Inc., Senior Secured 1st Lien FILO Term Loan, LIBOR + 10.60%, 1% LIBOR Floor, due 9/25/17	$9,590,909	9,342,431	9,734,773	1.59%

Scheduled Air Transportation (2.38%)
Aircraft Secured Mortgages - Aircraft Leased to Delta Air Lines, Inc.
N913DL, 8%, due 3/15/17 (6)	$328,575	328,575	334,560	0.05%
N918DL, 8%, due 8/15/18 (6)	$422,991	422,991	428,230	0.07%
N954DL, 8%, due 3/20/19 (6)	$554,573	554,573	559,130	0.09%
N955DL, 8%, due 6/20/19 (6)	$571,950	571,950	575,790	0.09%
N956DL, 8%, due 5/20/19 (6)	$571,586	571,586	575,790	0.09%
N957DL, 8%, due 6/20/19 (6)	$576,953	576,953	580,890	0.09%
N959DL, 8%, due 7/20/19 (6)	$582,277	582,277	585,990	0.10%
N960DL, 8%, due 10/20/19 (6)	$602,988	602,988	605,710	0.10%
N961DL, 8%, due 8/20/19 (6)	$597,481	597,481	600,950	0.10%
N976DL, 8%, due 2/15/18 (6)	$434,977	434,977	441,490	0.07%
Aircraft Secured Mortgages - Aircraft Leased to United Airlines, Inc.
N510UA, 20%, due 10/26/16 (2)	$371,650	371,650	473,195	0.08%
N512UA, 20%, due 10/26/16 (2)	$376,416	376,416	481,935	0.08%
N536UA, 16%, due 9/29/14 (2)	$183,234	183,234	197,695	0.03%
N545UA, 16%, due 8/29/15 (2)	$316,357	316,357	359,005	0.06%
N585UA, 20%, due 10/25/16 (2)	$441,969	441,969	565,915	0.09%
N659UA, 12%, due 2/28/16 (6)	$3,222,700	3,222,700	3,485,737	0.57%
N661UA, 12%, due 5/4/16 (6)	$3,379,195	3,379,195	3,788,310	0.62%
Total Scheduled Air Transportation		13,535,872	14,640,322

Semiconductor and Other Electronic Component Manufacturing (2.29%)
Isola USA Corporation, 1st Lien Term Loan, LIBOR + 8%, 2% LIBOR Floor, due 9/30/15	$14,000,000	13,975,000	14,000,000	2.29%

Software Publishers (8.57%)
Blue Coat Systems, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 8.5%, 1% LIBOR Floor, due 6/28/20	$15,000,000	14,878,125	15,000,000	2.45%
Deltek, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 8.75%, 1.25% LIBOR Floor, due 10/10/19	$15,000,000	14,793,064	15,187,500	2.48%
Edmentum, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 9.75%, 1.5% LIBOR Floor, due 5/17/19	$15,000,000	14,732,239	15,075,000	2.46%
Websense, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 7.25%, 1% LIBOR Floor, due 12/27/20	$7,200,000	7,164,000	7,209,000	1.18%
Total Software Publishers		51,567,428	52,471,500

Wired Telecommunications Carriers (3.36%)
Bulgaria Telecom Company AD, 1st Lien Facility 1A Term Loan, EURIBOR + 5.5%, due 11/9/17 - (Bulgaria) (4)	€3,261,237	3,523,974	3,967,083	0.65%
Integra Telecom Holdings, Inc., 2nd Lien Term Loan, LIBOR + 8.5%, 1.25% LIBOR Floor, due 2/22/20	$15,000,000	14,683,897	15,420,525	2.52%
Viva Telecom Bulgaria EAD, 1st Lien Facility 1B Term Loan, EURIBOR + 5.5%, due 11/9/17 - (Luxembourg) (4)	€980,713	1,059,723	1,192,973	0.19%
Total Wired Telecommunications Carriers		19,267,594	20,580,581

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statement of Investments (Unaudited) (Continued)

June 30, 2013

Showing Percentage of Total Cash and Investments of the Partnership

	Principal			Percent of
	Amount or		Fair	Cash and
Investment	Shares	Cost	Value	Investments

Debt Investments (continued)
Wireless Telecommunications Carriers (3.95%)
Globalive Wireless Management Corp., Senior Secured 1st Lien Term Loan, LIBOR + 10.9%, due 4/30/14 - (Canada)	$3,037,292	$2,933,872	$3,028,180	0.49%
Gogo, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 9.75%, 1.5% LIBOR Floor, due 6/21/17	$19,839,573	18,948,000	21,148,984	3.46%
Total Wireless Telecommunications Carriers		21,881,872	24,177,164

Total Bank Debt		451,996,950	450,672,404

Other Corporate Debt Securities (13.66%)
Architectural, Engineering, and Related Services (1.18%)
ESP Holdings, Inc., Junior Unsecured Subordinated Promissory Notes, 6% Cash + 10% PIK, due 12/31/19 (2), (5)	$7,209,840	7,209,840	7,209,840	1.18%

Artificial Synthetic Fibers and Filaments Manufacturing (1.49%)
AGY Holding Corporation, Senior Secured 2nd Lien Notes, 11%, due 11/15/16 (2)	$9,268,000	7,586,317	9,128,980	1.49%

Data Processing, Hosting, and Related Services (1.24%)
The Telx Group, Inc., Senior Unsecured Notes, 10% Cash + 2% PIK, due 9/26/19 (5)	$7,028,456	6,889,974	7,590,732	1.24%

Metal and Mineral (except Petroleum) Merchant Wholesalers (2.02%)
Constellation Enterprises, LLC, Senior Secured 1st Lien Notes, 10.625%, due 2/1/16 (5)	$12,500,000	12,322,875	12,326,174	2.02%

Metal Ore Mining (1.11%)
St Barbara Ltd., 1st Priority Senior Secured Notes, 8.875%, due 4/15/18 (5)	$7,359,000	7,323,241	6,770,280	1.11%

Nondepository Credit Intermediation (1.68%)
Caribbean Financial Group, Senior Secured Notes, 11.5%, due 11/15/19 (5)	$10,000,000	9,813,857	10,300,000	1.68%

Plastics Products Manufacturing (2.26%)
Iracore International, Inc., Senior Secured Notes, 9.5%, due 6/1/18 (5)	$13,600,000	13,600,000	13,804,000	2.26%

Scientific Research and Development Services (2.68%)
BPA Laboratories, Inc., Senior Secured Notes, 12.25%, due 4/1/17 (5)	$17,110,000	16,446,295	16,425,600	2.68%

Total Other Corporate Debt Securities		81,192,399	83,555,606

Total Debt Investments		533,189,349	534,228,010

Equity Securities (6.13%)
Architectural, Engineering, and Related Services (1.10%)
ESP Holdings, Inc., Cumulative Preferred 15% (2), (3), (5)	20,297	2,249,930	3,947,863	0.65%
ESP Holdings, Inc., Common Stock (2), (3), (5)	88,670	9,311,782	2,782,460	0.45%
Total Architectural, Engineering, and Related Services		11,561,712	6,730,323

Business Support Services (0.21%)
STG-Fairway Holdings, LLC, Class A Units (3), (5)	80,396	1,100,348	1,279,342	0.21%

Data Processing, Hosting, and Related Services (0.17%)
Anacomp, Inc., Class A Common Stock (3), (5), (6)	1,255,527	26,711,048	1,016,977	0.17%

Depository Credit Intermediation (0.15%)
Doral Financial Corporation, Common Stock (3)	1,077,795	11,699,417	894,570	0.15%

Electric Power Generation, Transmission and Distribution (0.01%)
La Paloma Residual Bank Debt Claim (3), (5)	1,830,453	1,574,284	51,253	0.01%

Electronic Shopping (0.21%)
Shop Holding, LLC, Class A Units (3), (5)	490,037	462,576	992,709	0.16%
Shop Holding, LLC, Warrants to Purchase Class A Units (3), (5)	326,691	-	335,154	0.05%
Total Electronic Shopping		462,576	1,327,863

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statement of Investments (Unaudited) (Continued)

June 30, 2013

Showing Percentage of Total Cash and Investments of the Partnership

				Percent of Cash and
Investment	Shares	Cost	Fair Value	Investments

Equity Securities (continued)
Financial Investment Activities (0.00%)
Marsico Holdings, LLC, Common Interest Units (3), (5)	168,698	$172,694	$843	-

Full-Service Restaurants (0.00%)
RM Holdco, LLC, Membership Units (2), (3), (5)	13,161,000	2,010,777	-	-

Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing (0.00%)
Precision Holdings, LLC, Class C Membership Interests (3), (5)	33	1,396	17,240	-

Nonmetallic Mineral Mining and Quarrying (0.35%)
EPMC HoldCo, LLC, Membership Units (2), (5)	1,312,720	-	2,152,862	0.35%

Other Amusement and Recreation Industries (0.00%)
Bally Total Fitness Holding Corporation, Common Stock (3), (5)	6,058	45,186,963	18,174	-
Bally Total Fitness Holding Corporation, Warrants (3), (5)	10,924	-	1	-
Total Other Amusement and Recreation Industries		45,186,963	18,175

Radio and Television Broadcasting (0.06%)
SiTV, Inc., Warrants to Purchase Common Stock (3), (5)	233,470	300,322	352,540	0.06%

Scheduled Air Transportation (1.66%)
Equipment Trusts - Aircraft Leased to Delta Air Lines, Inc.
N913DL Trust Beneficial Interests (5), (6)	594	104,865	129,540	0.02%
N918DL Trust Beneficial Interests (5), (6)	526	119,617	145,860	0.02%
N954DL Trust Beneficial Interests (5), (6)	505	146,704	81,430	0.01%
N955DL Trust Beneficial Interests (5), (6)	495	148,419	130,560	0.02%
N956DL Trust Beneficial Interests (5), (6)	497	148,548	133,450	0.02%
N957DL Trust Beneficial Interests (5), (6)	495	149,508	134,300	0.02%
N959DL Trust Beneficial Interests (5), (6)	493	150,462	135,320	0.02%
N960DL Trust Beneficial Interests (5), (6)	486	154,379	141,780	0.02%
N961DL Trust Beneficial Interests (5), (6)	490	153,569	143,820	0.02%
N976DL Trust Beneficial Interests (5), (6)	546	124,076	103,530	0.02%
Equipment Trusts - Aircraft Leased to United Airlines, Inc.
N510UA Trust Beneficial Interests (2), (5)	48	172,564	487,575	0.08%
N512UA Trust Beneficial Interests (2), (5)	48	168,826	480,801	0.08%
N536UA Trust Beneficial Interests (2), (5)	71	344,500	653,724	0.11%
N545UA Trust Beneficial Interests (2), (5)	59	305,178	656,847	0.11%
N585UA Trust Beneficial Interests (2), (5)	48	188,950	594,043	0.10%
United N659UA-767, LLC (N659UA) (5), (6)	361	1,920,445	3,029,575	0.50%
United N661UA-767, LLC (N661UA) (5), (6)	350	1,898,569	2,975,061	0.49%
Total Scheduled Air Transportation		6,399,179	10,157,216

Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing (0.18%)
KAGY Holding Company, Inc., Series A Preferred Stock (2), (3), (5)	9,777,740	1,092,844	1,092,858	0.18%

Semiconductor and Other Electronic Component Manufacturing (0.04%)
AIP/IS Holdings, LLC, Membership Units (3), (5)	352	-	229,504	0.04%

Support Activities for Mining (0.58%)
DeepOcean Group Holding BV, Common Stock - (Norway) (3), (5)	145,824	3,477,624	3,572,909	0.58%

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statement of Investments (Unaudited) (Continued)

June 30, 2013

Showing Percentage of Total Cash and Investments of the Partnership

				Percent of
			Fair	Cash and
Investment	Shares	Cost	Value	Investments

Equity Securities (continued)
Wired Telecommunications Carriers (1.41%)
Integra Telecom, Inc., Common Stock (3), (5)	1,274,522	$8,433,884	$5,265,976	0.86%
Integra Telecom, Inc., Warrants (3), (5)	346,939	19,920	-	-
V Telecom Investment S.C.A, Common Shares - (Luxembourg) (3), (4), (5)	1,393	3,236,256	3,373,583	0.55%
Total Wired Telecommunications Carriers		11,690,060	8,639,559

Total Equity Securities		123,441,244	37,534,034

Total Investments (7)		656,630,593	571,762,044

Cash and Cash Equivalents			40,065,668	6.55%

Total Cash and Investments			$611,827,712	100.00%

Notes to Statement of Investments:

(1)	Investments in bank debt generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.

(2)	Non-controlled affiliate – as defined under the Investment Company Act of 1940 (ownership of between 5% and 25% of the outstanding voting securities of this issuer).

(3)	Non-income producing security.

(4)	Principal amount denominated in foreign currency. Amortized cost and fair value converted from foreign currency to US dollars. (See Note 2)

(5)	Restricted security. (See Note 2)

(6)	Controlled issuer – as defined under the Investment Company Act of 1940 (ownership of 25% or more of the outstanding voting securities of this issuer).

(7)	Includes investments with an aggregate market value of $5,916,563 that have been segregated to collateralize certain unfunded commitments.

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $170,863,503 and $121,049,823, respectively for the six months ended June 30, 2013. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of June 30, 2013 was $561,738,494, or 91.8% of total cash and investments of the Partnership.

Swaps at June 30, 2013 were as follows:

Investment	Notional Amount	Fair Value

Euro/US Dollar Cross-Currency Basis Swap, Pay Euros/Receive USD, Expires 5/16/14	$6,040,944	$271,816

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

Promoters of Performing Arts, Sports, and Similar Events (2.06%)
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

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Statement of Investments (Continued)

December 31, 2012

Showing Percentage of Total Cash and Investments of the Partnership

				Percent of
	Principal		Fair	Cash and
Investment	Amount	Cost	Value	Investments

Debt Investments (continued)
Scheduled Air Transportation (3.11%)
Delta Air Lines, Inc., Aircraft Secured Mortgage (N913DL), 8%, due 7/15/18 (6)	$366,557	$366,557	$367,370	0.07%
Delta Air Lines, Inc., Aircraft Secured Mortgage (N918DL), 8%, due 7/15/18 (6)	$456,613	456,613	454,580	0.08%
Delta Air Lines, Inc., Aircraft Secured Mortgage (N954DL), 8%, due 9/20/19 (6)	$593,200	593,200	597,720	0.11%
Delta Air Lines, Inc., Aircraft Secured Mortgage (N955DL), 8%, due 9/20/19 (6)	$609,107	609,107	612,000	0.11%
Delta Air Lines, Inc., Aircraft Secured Mortgage (N956DL), 8%, due 9/20/19 (6)	$609,360	609,360	612,850	0.11%
Delta Air Lines, Inc., Aircraft Secured Mortgage (N957DL), 8%, due 9/20/19 (6)	$614,434	614,434	617,440	0.12%
Delta Air Lines, Inc., Aircraft Secured Mortgage (N959DL), 8%, due 9/20/19 (6)	$619,468	619,468	622,030	0.12%
Delta Air Lines, Inc., Aircraft Secured Mortgage (N960DL), 8%, due 9/20/19 (6)	$639,631	639,631	640,730	0.12%
Delta Air Lines, Inc., Aircraft Secured Mortgage (N961DL), 8%, due 9/20/19 (6)	$635,009	635,009	636,990	0.12%
Delta Air Lines, Inc., Aircraft Secured Mortgage (N976DL), 8%, due 7/15/18 (6)	$474,007	474,007	473,280	0.09%
United Airlines, Inc., Aircraft Secured Mortgage (N510UA), 20%, due 9/26/16 (2)	$410,410	410,410	548,340	0.10%
United Airlines, Inc., Aircraft Secured Mortgage (N512UA), 20%, due 10/26/16 (2)	$414,343	414,343	556,225	0.10%
United Airlines, Inc., Aircraft Secured Mortgage (N536UA), 16%, due 8/21/14 (2)	$251,941	251,941	277,780	0.05%
United Airlines, Inc., Aircraft Secured Mortgage (N545UA), 16%, due 7/17/15 (2)	$377,925	377,925	436,810	0.08%
United Airlines, Inc., Aircraft Secured Mortgage (N585UA), 20%, due 10/25/16 (2)	$486,501	486,501	653,220	0.12%
United Airlines, Inc., Aircraft Secured Mortgage (N659UA), 12%, due 3/28/16 (6)	$3,707,430	3,707,430	4,264,148	0.80%
United Airlines, Inc., Aircraft Secured Mortgage (N661UA), 12%, due 5/4/16 (6)	$3,849,284	3,849,284	4,351,424	0.81%
		15,115,220	16,722,937
Semiconductor and Other Electronic Component Manufacturing (2.61%)
Isola USA Corporation, 1st Lien Term Loan, LIBOR + 8%, 2% LIBOR Floor, due 9/29/15	$14,000,000	13,975,000	14,000,000	2.61%

Software Publishers (8.47%)
Blackboard, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 6%, 1.5% LIBOR Floor, due 10/4/18	$2,671,613	2,457,884	2,705,008	0.51%
Deltek, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 8.75%, 1.25% LIBOR Floor, due 10/10/19	$15,000,000	14,781,719	15,275,025	2.85%
Edmentum, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 9.75%, 1.5% LIBOR Floor due 5/8/19	$15,000,000	14,717,168	14,831,250	2.77%
SumTotal Systems, LLC, Senior Secured 2nd Lien Term Loan, LIBOR + 9%, 1.25% LIBOR Floor, due 5/13/19	$7,600,000	7,449,234	7,524,000	1.41%
The TriZetto Group, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 7.25%, 1.25% LIBOR Floor, due 3/28/19	$5,000,000	4,927,523	4,979,175	0.93%
Total Software Publishers		44,333,528	45,314,458

Support Activities for Mining (0.06%)
Trico Shipping AS, 1st Lien Term Loan A, LIBOR + 8.5%, 1.5% LIBOR Floor, due 5/13/14 - (Norway)	$228,803	228,803	228,803	0.04%
Trico Shipping AS, 1st Lien Term Loan B, LIBOR + 8.5%, 1.5% LIBOR Floor, due 5/13/14 - (Norway)	$80,543	80,543	80,543	0.02%
Total Support Activities for Mining		309,346	309,346

Wired Telecommunications Carriers (2.52%)
Bulgaria Telecom Company AD, 1st Lien Facility 1A Term Loan, EURIBOR + 5.5%, due 11/9/17 - (Bulgaria) (4)	€3,262,515	3,525,355	3,744,685	0.70%
Integra Telecom Holdings, Inc., 1st Lien Term Loan, LIBOR + 7.25%, 2% LIBOR Floor, due 4/15/15	$8,477,489	8,070,172	8,518,096	1.60%
Viva Telecom Bulgaria EAD, 1st Lien Facility 1B Term Loan, EURIBOR + 5.5%, due 11/9/17 - (Luxembourg) (4)	€980,713	1,059,723	1,125,653	0.22%
Total Wired Telecommunications Carriers		12,655,250	13,388,434

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

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Statement of Investments (Continued)

December 31, 2012

Showing Percentage of Total Cash and Investments of the Partnership

				Percent of
			Fair	Cash and
Investment	Shares	Cost	Value	Investments

Equity Securities (continued)
Depository Credit Intermediation (0.15%)
Doral Financial Corporation, Common Stock (3)	1,077,795	$11,699,417	$780,431	0.15%

Electric Power Generation, Transmission and Distribution (0.01%)
La Paloma Residual Bank Debt Claim (3), (5)	1,830,453	1,574,284	51,253	0.01%

Electronic Shopping (0.21%)
Shop Holding, LLC, Class A Units (3), (5)	490,037	462,576	915,198	0.16%
Shop Holding, LLC, Warrants to Purchase Class A Units (3), (5)	326,691	-	283,346	0.05%
Total Electronic Shopping		462,576	1,198,544

Financial Investment Activities (0.02%)
Marsico Holdings, LLC, Common Interest Units (3), (5)	168,698	172,694	84,349	0.02%

Full-Service Restaurants (0.16%)
RM Holdco, LLC, Membership Units (2), (3), (5)	13,161,000	2,010,777	849,478	0.16%

Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing (0.00%)
Precision Holdings, LLC, Class C Membership Interests (3), (5)	33	1,396	21,317	-

Nonmetallic Mineral Mining and Quarrying (0.51%)
EPMC HoldCo, LLC, Membership Units (2), (5)	1,312,720	-	2,730,458	0.51%

Radio and Television Broadcasting (0.06%)
SiTV, Inc., Warrants to Purchase Common Stock (3), (5)	233,470	300,322	336,197	0.06%

Scheduled Air Transportation (1.83%)
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N913DL) (5), (6)	466	113,899	111,520	0.02%
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N918DL) (5), (6)	433	130,664	120,530	0.02%
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N954DL) (5), (6)	421	161,952	113,390	0.02%
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N955DL) (5), (6)	417	164,481	160,650	0.03%
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N956DL) (5), (6)	418	164,726	163,200	0.03%
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N957DL) (5), (6)	417	165,755	163,880	0.03%
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N959DL) (5), (6)	416	166,778	164,390	0.03%
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N960DL) (5), (6)	412	171,075	169,660	0.03%
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N961DL) (5), (6)	415	170,315	171,360	0.03%
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N976DL) (5), (6)	442	136,326	83,300	0.02%
United Airlines, Inc., Equipment Trust Beneficial Interests (N510UA) (2), (5)	43	151,759	479,682	0.09%
United Airlines, Inc., Equipment Trust Beneficial Interests (N512UA) (2), (5)	43	148,561	473,761	0.09%
United Airlines, Inc., Equipment Trust Beneficial Interests (N536UA) (2), (5)	62	298,394	624,746	0.12%
United Airlines, Inc., Equipment Trust Beneficial Interests (N545UA) (2), (5)	52	267,249	616,897	0.12%
United Airlines, Inc., Equipment Trust Beneficial Interests (N585UA) (2), (5)	43	167,806	583,391	0.11%
United N659UA-767, LLC (N659UA) (5), (6)	312	1,773,072	2,771,428	0.52%
United N661UA-767, LLC (N661UA) (5), (6)	303	1,759,997	2,789,809	0.52%
Total Scheduled Air Transportation		6,112,809	9,761,594

Semiconductor and Other Electronic Component Manufacturing (0.01%)
AIP/IS Holdings, LLC, Membership Units (3), (5)	352	-	68,922	0.01%

Support Activities for Mining (0.61%)
DeepOcean Group Holding AS, Common Stock - (Norway) (3), (5)	145,824	3,477,627	3,255,535	0.61%

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

See accompanying notes.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012 (1)	2013	2012 (1)

Investment income
Interest income:
Unaffiliated issuers	$12,247,602	$8,824,978	$27,487,968	$16,977,526
Controlled companies	312,268	-	642,585	-
Other affiliates	1,202,653	1,562,916	2,096,165	3,245,630
Dividend income:
Other affiliates	-	-	-	1,811,189
Other income:
Unaffiliated issuers	419,415	520,580	576,948	520,580
Controlled companies	168,604	-	311,515	-
Other affiliates	118,653	177,984	219,756	345,858
Total investment income	14,469,195	11,086,458	31,334,937	22,900,783

Operating expenses
Management and advisory fees	1,940,295	1,551,576	3,905,033	3,248,373
Professional fees relating to the Conversion	-	-	-	278,190
Administrative expenses	167,808	-	335,616	-
Amortization of deferred debt issuance costs	142,914	109,771	251,478	219,542
Legal fees, professional fees and due diligence expenses	6,295	140,702	80,758	240,932
Interest expense	186,702	9,929	323,109	56,448
Commitment fees	38,506	70,153	61,094	132,361
Director fees	48,000	31,000	96,059	66,667
Insurance expense	28,367	18,124	52,567	37,385
Custody fees	29,357	22,594	57,901	44,753
Other operating expenses	6,468	41,051	142,876	91,794
Total operating expenses	2,594,712	1,994,900	5,306,491	4,416,445

Net investment income	11,874,483	9,091,558	26,028,446	18,484,338

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in unaffiliated issuers	(4,095,160)	2,928,909	(3,577,502)	(3,104,104)
Investments in non-controlled affiliates	-	-	-	718,845
Net realized gain (loss)	(4,095,160)	2,928,909	(3,577,502)	(2,385,259)

Net change in net unrealized appreciation/depreciation	4,753,522	(5,426,269)	6,591,253	(4,999,802)
Net realized and unrealized gain (loss)	658,362	(2,497,360)	3,013,751	(7,385,061)

Dividends paid on the preferred equity facility	(392,669)	(373,691)	(786,082)	(745,183)
Net change in accumulated dividends on the preferred equity facility	19,111	(23,786)	35,122	(67,093)
Net increase in net assets applicable to common limited and general partners resulting from operations	$12,159,287	$6,196,721	$28,291,237	$10,287,001

See accompanying notes.

(1) Prior to the Conversion on April 2, 2012, the Partnership's portfolio had different objectives.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statements of Changes in Net Assets

	Six Months Ended June 30, 2013 (Unaudited)
		Common
		Limited	General
	Total	Partner	Partner
Net assets applicable to common limited and general partners, beginning of year	$317,209,574	$317,209,574	$-

Contributions from common limited partner	78,815,250	78,815,250	-

Net investment income	26,028,446	20,936,918	5,091,528
Net realized loss	(3,577,502)	(2,862,002)	(715,500)
Net change in unrealized appreciation/depreciation	6,591,253	5,273,002	1,318,251
Dividends paid on preferred equity facility	(786,082)	(628,866)	(157,216)
Net change in accumulated dividends on preferred equity facility	35,122	28,098	7,024
Net increase in net assets applicable to common limited and general partners resulting from operations	28,291,237	22,747,150	5,544,087

Distributions to common limited and general partners from:
Net investment income	(24,753,202)	(19,811,866)	(4,941,336)
Realized gains	(258,441)	–	(258,441)

Net assets applicable to common limited and general partners, end of period (including accumulated net investment income of $27,201,422, $26,850,907 and $350,515, respectively)	$399,304,418	$398,960,108	$344,310

	Year Ended December 31, 2012
		Common
		Limited	General
	Total	Partner	Partner
Net assets applicable to common limited and general partners, beginning of year	$237,606,302	$237,606,302	$-

Contributions from common limited partner	82,692,187	82,692,187	-

Net investment income	42,473,133	42,473,133	-
Net realized loss	(15,990,188)	(15,990,188)	-
Net change in unrealized appreciation/depreciation	3,205,937	3,205,937	-
Dividends paid on preferred equity facility	(1,542,932)	(1,542,932)	-
Net change in accumulated dividends on preferred equity facility	(59,867)	(59,867)	-
Net increase in net assets applicable to common limited and general partners resulting from operations	28,086,083	28,086,083	-

Distributions to common limited and general partners from:
Net investment income	(31,174,998)	(31,174,998)	-

Net assets applicable to common limited and general partners, end of year (including accumulated net investment income of $26,677,138, $26,326,623 and $350,515, respectively)	$317,209,574	$317,209,574	$-

See accompanying notes.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2013	2012

Operating activities
Net increase in net assets applicable to common shareholders resulting from operations	$28,291,237	$10,287,001
Adjustments to reconcile net increase in net assets applicable to common shareholders resulting from operations to net cash provided by (used in) operating activities:
Net realized loss (gain)	3,577,502	2,385,259
Net change in unrealized appreciation/depreciation of investments	(6,611,142)	5,193,932
Dividends paid on the preferred equity facility	786,082	745,183
Net change in accumulated dividends on the preferred equity facility	(35,122)	67,093
Accretion of original issue discount	(1,324,008)	(310,141)
Net accretion of market discount/premium	(81)	(958,708)
Interest and dividend income paid in kind	(546,987)	(1,149,175)
Amortization of deferred debt issuance costs	251,478	219,542
Changes in assets and liabilities:
Purchases of investment securities	(170,316,516)	(164,402,124)
Proceeds from sales, maturities and paydowns of investments	121,049,823	85,617,208
Decrease (increase) in accrued interest income - unaffiliated issuers	(1,463,345)	328,752
Decrease in accrued interest income - controlled companies	5,751	-
Increase in accrued interest income - other affiliates	(305,410)	(327,431)
Decrease in receivable for investments sold	5,032,415	4,083,716
Decrease in receivable from parent	-	(1,292)
Decrease (increase) in prepaid expenses and other assets	(651,073)	835,636
Increase in payable for investments purchased	28,364,525	1,908,878
Increase in payable to the Investment Manager	292,882	316,889
Increase (decrease) in management and advisory fees payable	1,940,295	(565,599)
Increase (decrease) in interest payable	106,748	(41,140)
Decrease in accrued expenses and other liabilities	(118,460)	(469,739)
Net cash provided by (used in) operating activities	8,326,594	(56,236,260)

Financing activities
Proceeds from draws on credit facilities	52,000,000	74,000,000
Principal repayments on credit facilities	(93,000,000)	(86,000,000)
Payments of debt issuance costs	(789,675)	-
Dividends paid on the preferred equity facility	(786,082)	(745,183)
Distributions paid to the common limited partner	(19,811,866)	(13,334,222)
Distributions of incentive allocation to the General Partner	(2,723,742)	-
Contributions from the common limited partner	78,815,250	82,692,187
Net cash provided by financing activities	13,703,885	56,612,782

Net increase in cash and cash equivalents	22,030,479	376,522
Cash and cash equivalents at beginning of period	18,035,189	10,831,678
Cash and cash equivalents at end of period	$40,065,668	$11,208,200

Supplemental cash flow information
Interest payments	$216,361	$51,069

See accompanying notes.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2013

1. Organization and Nature of Operations

Special Value Continuation Partners, LP (the “Partnership”) a Delaware limited partnership, commenced operations on July 31, 2006 as an externally managed, closed-end, non-diversified management investment company registered under the Investment Company Act of 1940, as amended (the “1940 Act”). On April 2, 2012, the Partnership elected to be treated as a business development company (“BDC”) under the 1940 Act (the “Conversion”). The Partnership’s investment objective is to achieve high total returns through current income and capital appreciation, with an emphasis on principal protection. Investment operations are conducted either directly in the Partnership or in TCPC Funding I, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Partnership (“TCPC Funding”). The Partnership and TCPC Funding invest primarily in the debt of middle-market companies, including senior secured loans, junior loans, mezzanine debt and bonds. Such investments may include an equity component, and, to a lesser extent, the Partnership and TCPC Funding may make equity investments directly. The Partnership and TCPC Funding have elected to be treated as partnerships for U.S. federal income tax purposes. TCP Capital Corp. (“TCPC”) owns the entire common limited partner interest in the Partnership. TCPC was formed on April 2, 2012 through the conversion of its predecessor, Special Value Continuation Fund, LLC (“SVCF”), from a limited liability company to a corporation, leaving TCPC as the surviving entity (the “Conversion”). Prior to its conversion to TCPC, SVCF owned the entire common limited partner interest in the Partnership. On April 3, 2012, TCPC completed an initial public offering of its new common stock. TCPC has also elected to be treated as a business development company under the 1940 Act.

The general partner of the Partnership is SVOF/MM, LLC, which also serves as the administrator of TCPC and the Partnership (the “Administrator” or the “General Partner”). The managing member of the Administrator is Tennenbaum Capital Partners, LLC, which serves as the Investment Manager to TCPC, the Partnership and TCPC Funding. Most of the equity interests in the General Partner are owned directly or indirectly by the Investment Manager and its employees.

Partnership management consists of the General Partner and the Board of Directors. The General Partner directs and executes the day-to-day operations of the Partnership subject to oversight from the Board of Directors, which performs certain functions required by the 1940 Act. The Board of Directors has delegated investment management of the Partnership’s assets to the Investment Manager. At June 30, 2013, the Board of Directors consisted of five persons, three of whom are independent. If the Partnership has preferred limited partner interests outstanding, as it currently does, the holders of the preferred limited partner interests voting separately as a class are entitled to elect two of the Directors. The remaining directors will be subject to election by holders of the common limited partner interests and preferred limited partner interests voting together as a single class.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2013

1. Organization and Nature of Operations (continued)

Preferred Equity

At June 30, 2013, the Partnership had 6,700 Series A preferred limited partner interests (the “Preferred Interests”) issued and outstanding with a liquidation preference of $20,000 per preferred limited interest. The Preferred Interests are redeemable at the option of the Partnership, subject to certain conditions. Additionally, under certain conditions, the Partnership may be required to either redeem certain of the Preferred Interests or repay indebtedness, at the Partnership’s option. Such conditions would include a failure by the Partnership to maintain adequate collateral as required by its credit facility agreement or by the Statement of Preferences of the Preferred Interests or a failure by the Partnership to maintain sufficient asset coverage as required by the 1940 Act. As of June 30, 2013, the Partnership was in full compliance with such requirements.

The Preferred Interests accrue dividends at an annual rate equal to LIBOR plus 0.85% or, in the case of any holders of Preferred Interests that are CP Conduits (as defined in the leveraging documents), the higher of (i) LIBOR plus 0.85% or (ii) the CP Conduit’s cost of funds rate plus 0.85%, subject to certain limitations and adjustments.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The following is a summary of the significant accounting policies of the Partnership and TCPC Funding.

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

Investment Valuation

Management values investments at fair value based upon the principles and methods of valuation set forth in policies adopted by the Partnership’s Board of Directors and in conformity with procedures set forth in the Senior Facilities, as defined in Note 4, below, and the Statement of Preferences for the Preferred Interests. Fair value is generally defined as the amount for which an investment would be sold in an orderly transaction between market participants at the measurement date.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2013

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

Fair valuations of investments are determined under guidelines adopted by the Partnership’s Board of Directors, and are subject to their approval. Generally, to increase objectivity in valuing investments, the Investment Manager will utilize external measures of value, such as public markets or third-party transactions, whenever possible. The Investment Manager’s valuation is not based on long-term work-out value, immediate liquidation value, nor incremental value for potential changes that may take place in the future. The values assigned to investments that are valued by the Investment Manager are based on available information and do not necessarily represent amounts that might ultimately be realized, as these amounts depend on future circumstances and cannot reasonably be determined until the individual investments are actually liquidated. The foregoing policies apply to all investments, including those in companies and groups of affiliated companies aggregating more than 5% of the Partnership’s assets.

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

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2013

2. Summary of Significant Accounting Policies (continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2013 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.)
Bank Debt	$348,965,723	Market rate approach	Market yields	4.6% - 17.6% (10.8%)
		Market quotations	Indicative bid/ask quotes	1 - 2 (1)
		Market comparable companies	Revenue multiples	0.4x (0.4x)
		Market comparable companies	EBITDA multiples	6.5x – 10.0x (9.4x)
Other Corporate Debt	$34,229,552	Market rate approach	Market yields	14.2% (14.2%)
		Market quotations	Indicative bid/ask quotes	1 (1)
		Market comparable companies	EBITDA multiples	6.5x - 10.0x (8.1x)
Equity	$36,639,463	Market rate approach	Market yields	7.0% - 18.0% (12.4%)
		Market quotations	Indicative bid/ask quotes	1 (1)
		Market comparable companies	Revenue multiples	0.4x - 1.1x (1.1x)
		Market comparable companies	EBITDA multiples	3.4x – 8.9x (5.7x)

Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Market yields	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease

Investments may be categorized based on the types of inputs used in valuing such investments. The level in the GAAP valuation hierarchy in which an investment falls is based on the lowest level input that is significant to the valuation of the investment in its entirety. Transfers between levels are recognized as of the beginning of the reporting period.

At June 30, 2013, the Partnership’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$-	$-	$894,571
2	Other observable market inputs*	101,706,681	49,326,054	-
3	Independent third-party pricing sources that employ significant unobservable inputs	348,965,723	26,638,820	35,306,315
3	Investment Manager valuations with significant unobservable inputs	-	7,590,732	1,333,148
Total		$450,672,404	$83,555,606	$37,534,034

* For example, quoted prices in inactive markets or quotes for comparable investments.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2013

2. Summary of Significant Accounting Policies (continued)

Changes in investments categorized as Level 3 during the six months ended June 30, 2013 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$359,343,326	$17,171,637	$32,675,370
Net realized and unrealized gains (losses)	(1,850,044)	7,821,477	(4,860,276)
Acquisitions	106,094,345	7,596,680	9,675,533
Dispositions	(55,970,621)	(15,172,634)	(2,184,312)
Transfers out of Level 3 †	(58,651,283)	-	-
Transfers into Level 3††	-	9,221,660	-
Ending balance	$348,965,723	$26,638,820	$35,306,315

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(412,366)	$1,870,504	$2,101,209

†	Comprised of eight investments that transferred to Level 2 due to increased observable market activity.
††	Comprised of one investment that transferred from Level 2 due to reduced trading volumes.

	Investment Manager Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$-	$7,167,458	$1,424,764
Net realized and unrealized gains (losses)	-	353,516	(91,616)
Acquisitions	-	69,758	-
Ending balance	$-	$7,590,732	$1,333,148

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$-	$353,516	$(91,615)

There were no transfers between Level 1 and 2 during the six months ended June 30, 2013.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2013

2. Summary of Significant Accounting Policies (continued)

At December 31, 2012, the Partnership’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$-	$-	$780,431
2	Other observable market inputs*	45,667,016	53,453,085	-
3	Independent third-party pricing sources that employ significant unobservable inputs	359,343,326	17,171,637	32,675,370
3	Investment Manager valuations with significant unobservable inputs	-	7,167,458	1,424,764
Total		$405,010,342	$77,792,180	$34,880,565

* For example, quoted prices in inactive markets or quotes for comparable investments.

Changes in investments categorized as Level 3 during the year ended December 31, 2012 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$159,949,811	$24,061,229	$68,114,764
Net realized and unrealized losses	(8,709,385)	(6,540,882)	(7,100,618)
Acquisitions	288,929,785	3,731,290	9,584,408
Dispositions	(84,994,292)	-	(37,923,184)
Transfers out of Level 3 †	-	(4,080,000)	-
Transfers into Level 3 ††	4,167,407	-	-
Ending balance	$359,343,326	$17,171,637	$32,675,370

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized losses, above)	$(5,856,277)	$127,255	$(9,797,319)

†	Comprised of one investment that transferred to Level 2 due to increased trading volumes.

††	Comprised of one investment that transferred from Level 2 due to reduced trading volumes.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2013

2. Summary of Significant Accounting Policies (continued)

	Investment Manager Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$51,436	$7,464,188	$1,252,190
Net realized and unrealized gains (losses)	-	284,156	274,554
Acquisitions	-	148,281	-
Dispositions	-	(729,167)	(5,842)
Transfers out of Level 3 #	-	-	(147,574)
Reclassifications within Level 3 ##	(51,436)	-	51,436
Ending balance	$-	$7,167,458	$1,424,764

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$-	$272,637	$274,555

#	Comprised of one investment that transferred to Level 2 due to increased trading volumes.
##	Comprised of claims in the liquidation of a portfolio company that were reclassified as equity.

There were no transfers between Level 1 and 2 during the year ended December 31, 2012.

Investment Transactions

Investment transactions are recorded on the trade date, except for private transactions that have conditions to closing, which are recorded on the closing date. The cost of investments purchased is based upon the purchase price plus those professional fees which are specifically identifiable to the investment transaction. Realized gains and losses on investments are recorded based on the identification method, which typically allocates the highest cost inventory to the basis of investments sold.

Cash and Cash Equivalents

Cash consists of amounts held in accounts with brokerage firms and the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of three months or less.

Repurchase Agreements

In connection with transactions in repurchase agreements, it is the Partnership’s policy that the custodian take possession of the underlying collateral, the fair value of which is required to exceed the principal amount of the repurchase transaction, including accrued interest, at all times. If the seller defaults, and the fair value of the collateral declines, realization of the collateral may be delayed or limited.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2013

2. Summary of Significant Accounting Policies (continued)

Restricted Investments

The Partnership and TCPC Funding may invest without limitation in instruments that are subject to legal or contractual restrictions on resale. These instruments generally may be resold to institutional investors in transactions exempt from registration or to the public if the securities are registered. Disposal of these investments may involve time-consuming negotiations and additional expense, and prompt sale at an acceptable price may be difficult. Information regarding restricted investments is included at the end of the Consolidated Statement of Investments. Restricted investments, including any restricted investments in affiliates, are valued in accordance with the investment valuation policies discussed above.

Foreign Investments

The Partnership and TCPC Funding may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 1.5% and 1.6% of total investments at June 30, 2013 and December 31, 2012, respectively. Such positions were converted at the respective closing rate in effect at June 30, 2013 and December 31, 2012 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

Derivatives

In order to mitigate certain currency exchange and interest rate risks, the Partnership has entered into several swap, forward currency and option transactions. All derivatives are recognized as either assets or liabilities in the Consolidated Statement of Assets and Liabilities. The transactions entered into are accounted for using the mark-to-market method with the resulting change in fair value recognized in earnings for the current period. Risks may arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts and from unanticipated movements in interest rates and the value of foreign currency relative to the U.S. dollar.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2013

2. Summary of Significant Accounting Policies (continued)

Neither the Partnership nor TCPC Funding entered into any new derivative transactions during the six months ended June 30, 2013 or June 30, 2012. At June 30, 2013 and June 30, 2012, the Partnership held a cross currency basis swap with a notional amount of $6,040,944. Gains and losses from derivatives during the six months ended June 30, 2013 were included in net realized and unrealized loss on investments in the Consolidated Statement of Operations as follows:

Instrument	Realized Gains/(Losses)	Unrealized Gains/(Losses)
Cross currency basis swaps	$-	$92,452

Gains and losses from derivatives during the six months ended June 30, 2012 were included in net realized and unrealized loss on investments in the Consolidated Statement of Operations as follows:

Instrument	Realized Gains/(Losses)	Unrealized Gains/(Losses)
Cross currency basis swaps	$-	$265,488

The valuations of swaps held at June 30, 2013 and June 30, 2012 were determined using observable market inputs other than quoted prices in active markets for identical assets and, accordingly, are classified as Level 2 in the GAAP valuation hierarchy.

Debt Issuance Costs

Costs of approximately $3.5 million were incurred during 2006 in connection with placing the Partnership’s revolving credit facility. These costs were deferred and are being amortized on a straight-line basis over eight years, the estimated life of the facility. The impact of utilizing the straight-line amortization method versus the effective-interest method is not material to the operations of the Partnership.

Costs of approximately $0.8 million were incurred during 2013 in connection with placing TCPC Funding’s revolving credit facility (See Note 4). These costs were deferred and are being amortized on a straight-line basis over three years, the estimated life of that facility. The impact of utilizing the straight-line amortization method versus the effective-interest method is not material to the operations of the Partnership or TCPC Funding.

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

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2013

2. Summary of Significant Accounting Policies (continued)

Certain debt investments are purchased at a considerable discount to par as a result of the underlying credit risks and financial results of the issuer, as well as general market factors that influence the financial markets as a whole. GAAP generally requires that discounts on the acquisition of corporate bonds, municipal bonds and treasury bonds be amortized using the effective-interest or constant-yield method. GAAP also requires the collectability of interest to be considered when making accruals. Accordingly, when accounting for purchase discounts, discount accretion income is recognized when it is probable that such amounts will be collected, generally at disposition. When principal payments on a loan are received in an amount in excess of the loan’s amortized cost, the excess principal payments are recorded as interest income.

Income Taxes

The income or loss of the Partnership and TCPC Funding is reported in the respective partners’ income tax returns. Consequently, no income taxes are paid at the partnership level or reflected in the Partnership’s financial statements. In accordance with ASC Topic 740 – Income Taxes, the Partnership and TCPC Funding recognize in their respective financial statements the effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination. As of June 30, 2013, all tax years of the Partnership and TCPC Funding since January 1, 2009 remain subject to examination by federal tax authorities. No such examinations are currently pending.

Cost and unrealized appreciation and depreciation of investments (including derivatives) for U.S. federal income tax purposes at June 30, 2013 were as follows:

Unrealized appreciation	$27,487,957
Unrealized depreciation	(112,084,690)
Net unrealized depreciation	(84,596,733)

Cost	$656,630,593

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2013

3. Management Fees, Incentive Compensation and Other Expenses

Following the Conversion, the Partnership’s management fee is calculated at an annual rate of 1.5% of total assets (excluding cash and cash equivalents) on a consolidated basis as of the beginning of each quarter and is payable to the Investment Manager quarterly in arrears.

Incentive compensation is only paid to the extent that TCPC’s total performance exceeds a cumulative 8% annual return since January 1, 2013 (the “Total Return Hurdle”). No incentive compensation was incurred prior to January 1, 2013. Beginning January 1, 2013, the incentive compensation equals 20% of net investment income (reduced by preferred dividends) and 20% of net realized gains (reduced by any net unrealized losses), subject to the Total Return Hurdle. The incentive compensation is payable quarterly in arrears as an allocation and distribution to the General Partner and is calculated as the difference between cumulative incentive compensation earned since January 1, 2013 and cumulative incentive compensation paid since January 1, 2013. A reserve for incentive compensation is allocated to the account of the General Partner based on incentive compensation that would have been distributable to the General Partner assuming a hypothetical liquidation of TCPC and the Partnership at net asset value on the balance sheet date. At June 30, 2013, the General Partner’s equity interest in the Partnership was comprised entirely of a reserve amount of $344,310 as reflected in the Consolidated Statement of Changes in Net Assets.

Prior to the Conversion, the Investment Manager received an annual management and advisory fee, payable monthly in arrears, equal to 1.0% of committed capital, defined as the sum of the maximum amount of the Preferred Interests, the maximum amount available under the revolving credit facility, the initial value of the contributed general partnership equity and the initial value of the contributed common equity, subject to reduction by the amount of the revolving credit facility commitment when the facility is no longer outstanding, and by the amount of the Preferred Interests when less than $1 million in liquidation preference of preferred securities remains outstanding. In addition to the management fee, the General Partner was entitled to a performance allocation equal to 20% of all cumulative income and gain distributions, subject to an 8% hurdle on undistributed contributed equity with a catch up for the General Partner.

The Partnership bears all expenses incurred in connection with its business, including fees and expenses of outside contracted services, such as custodian, administrative, legal, audit and tax preparation fees, costs of valuing investments, insurance costs, brokers’ and finders’ fees relating to investments, and any other transaction costs associated with the purchase and sale of investments.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2013

4. Debt

At June 30, 2013 and December 31, 2012, debt was comprised of amounts outstanding under senior secured revolving credit facilities issued by the Partnership (the “Partnership Facility”) and TCPC Funding (the “TCPC Funding Facility,” and, together with the Partnership Facility, the “Senior Facilities”) as follows:

	June 30, 2013	December 31, 2012
Partnership Facility	$8,000,000	$74,000,000
TCPC Funding Facility	25,000,000	-
Total Debt	$33,000,000	$74,000,000

Partnership Facility

The Partnership Facility provides for amounts to be drawn up to $116 million, subject to certain collateral and other restrictions. The facility matures July 31, 2014, subject to extension by the lenders at the request of the Partnership for one 12-month period. Most of the cash and investments held directly by the Partnership, as well as the net assets of TCPC Funding, are included in the collateral for the facility.

Advances under the Partnership Facility bear interest at LIBOR plus 0.44% per annum, except in the case of loans from CP Conduits, which bear interest at the higher of LIBOR plus 0.44% or the CP Conduit’s cost of funds plus 0.44%, subject to certain limitations. The weighted-average interest rate on outstanding borrowing at June 30, 2013 and December 31, 2012 was 0.72% and 0.65%, respectively. In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.20% per annum on the unused portion of the facility, or 0.25% per annum when less than $46.4 million in borrowings are outstanding. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Partnership fail to satisfy certain financial or other covenants. As of June 30, 2013, the Partnership was in full compliance with such covenants.

TCPC Funding Facility

The TCPC Funding Facility, issued on May 17, 2013, provides for amounts to be drawn up to $25 million, subject to certain collateral and other restrictions. The facility automatically increases to $50 million on August 13, 2013. The facility matures May 17, 2016, subject to extension by the lender at the request of TCPC Funding, and contains an accordion feature which allows for expansion of the facility up to $100 million subject to consent from the lender and other customary conditions. The cash and investments of TCPC Funding are included in the collateral for the facility.

Borrowings under the TCPC Funding Facility bear interest at a rate of LIBOR plus 2.75% per annum. In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.75% per annum

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2013

4. Debt (continued)

on the unused portion of the facility, or 1.00% per annum when the unused portion is greater than 33% of the total facility. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding fail to satisfy certain financial or other covenants. As of June 30, 2013, TCPC Funding was in full compliance with such covenants.

The condensed balance sheet of TCPC Funding at June 30, 2013 was as follows:

Assets:
Cash	$6,543,879
Investments	44,756,343
Other assets	1,081,047
Total assets	$52,381,269

Liabilities:
Debt	$25,000,000
Payables	94,503
Total liabilities	25,094,503

Equity	27,286,766
Total liabilities and equity	$52,381,269

5. Commitments, Concentration of Credit Risk and Off-Balance Sheet Risk

The Partnership and TCPC Funding conduct business with brokers and dealers that are primarily headquartered in New York and Los Angeles and are members of the major securities exchanges. Banking activities are conducted with a firm headquartered in the New York area.

In the normal course of business, investment activities involve executions, settlement and financing of various transactions resulting in receivables from, and payables to, brokers, dealers and the custodian. These activities may expose the Partnership and TCPC Funding to risk in the event that such parties are unable to fulfill contractual obligations. Management does not anticipate any material losses from counterparties with whom it conducts business. Consistent with standard business practice, the Partnership and TCPC Funding enter into contracts that contain a variety of indemnifications, and are engaged from time to time in various legal actions. The maximum exposure under these arrangements and activities is unknown. However, management expects the risk of material loss to be remote. The Consolidated Statement of Investments includes certain revolving loan facilities held by the Partnership with aggregate unfunded balances of $5,580,000 at June 30, 2013.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2013

6. Related Parties

TCPC, the Partnership, TCPC Funding, the Investment Manager, the General Partner and their members and affiliates may be considered related parties. From time to time, the Partnership advances payments to third parties on behalf of TCPC. At June 30, 2013, no such amounts were outstanding. From time to time, the Investment Manager advances payments to third parties on behalf of the Partnership and receives reimbursement from the Partnership. At June 30, 2013, such amounts totaled $341,031, as reflected in the Consolidated Statement of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Partnership (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Partnership, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Partnership. For the six months ended June 30, 2013, expenses allocated pursuant to the Administration Agreement totaled $335,616. The Administrator waived reimbursement of all administrative expenses prior to January 1, 2013.

7.  Common Limited Partner Equity

On May 24, 2013, in connection with a secondary public offering of its common equity, TCPC contributed $78,815,250 in net receipts from the offering to the Partnership, as reflected in the Consolidated Statement of Changes in Net Assets.

8.  Distributions

The Partnership’s distributions are recorded on the record date. The timing of distributions is determined by the General Partner, which has provided the Investment Manager with certain criteria for such distributions.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2013

9. Financial Highlights

Six Months Ended
June 30, 2013

Return on invested assets (1), (2)	6.3%

Gross return to common limited partner (1)	8.0%
Less: General Partner incentive allocation (1)	(1.6)%
Return to common limited partner (1), (3)	6.4%

Ratios to average common equity: (4), (5)
Net investment income	12.2%
Expenses	3.1%
Expenses and General Partner allocation	3.8%

Ending net assets attributable to common limited partner	$398,960,108
Portfolio turnover rate (1)	22.6%
Weighted-average debt outstanding	$68,712,707
Weighted-average interest rate on debt	0.9%

(1)	Not annualized.
(2)	Return on invested assets is a time-weighted, geometrically linked rate of return and excludes cash and cash equivalents.
(3)	Returns (net of dividends on the preferred equity facility, allocations to General Partner and Partnership expenses, including financing costs and management fees) are calculated on a monthly geometrically linked, time-weighted basis.
(4)	Net investment income and expenses annualized. General Partner allocation not annualized.
(5)	These ratios include interest expense but do not reflect the effect of dividends on the preferred equity facility.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Schedule of Changes in Investments in Affiliates (1) (Unaudited)

Six Months Ended June 30, 2013

Security	Value, Beginning of Period	Acquisitions	Dispositions (2)	Value, End of Period

AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/16	$-	$2,056,927	$-	$2,056,927
AGY Holding Corporation, Senior Secured 2nd Lien Notes, 11%, due 11/15/16	-	7,586,317	-	9,128,980
Anacomp, Inc., Class A Common Stock	1,255,527	-	-	1,016,977
EPMC HoldCo, LLC, Membership Units	2,730,458	-	(891,206)	2,152,862
ESP Holdings, Inc., Cumulative Preferred 15%	3,643,088	-	-	3,947,863
ESP Holdings, Inc., Common Stock	2,263,124	-	-	2,782,460
ESP Holdings, Inc., Junior Unsecured Subordinated Promissory Notes, 6% Cash + 10% PIK, due 12/31/19	7,134,137	-	-	7,209,840
KAGY Holding Company, Inc., Series A Preferred Stock	-	8,096,057		1,092,858
N510UA Aircraft Secured Mortgage, 20%, due 10/26/16	548,340	-	(38,760)	473,195
N512UA Aircraft Secured Mortgage, 20%, due 10/26/16	556,225	-	(37,927)	481,935
N536UA Aircraft Secured Mortgage, 16%, due 9/29/14	277,780	-	(68,707)	197,695
N545UA Aircraft Secured Mortgage, 16%, due 8/29/15	436,810	-	(61,569)	359,005
N585UA Aircraft Secured Mortgage, 20%, due 10/25/16	653,220	-	(44,532)	565,915
N659UA Aircraft Secured Mortgage, 12%, due 2/28/16	4,264,148	-	(484,730)	3,485,737
N661UA Aircraft Secured Mortgage, 12%, due 5/4/16	4,351,424	-	(470,089)	3,788,310
N510UA Equipment Trust Beneficial Interests	479,682	38,760	(17,956)	487,575
N512UA Equipment Trust Beneficial Interests	473,761	37,927	(17,662)	480,801
N536UA Equipment Trust Beneficial Interests	624,746	68,707	(22,601)	653,724
N545UA Equipment Trust Beneficial Interests	616,897	61,697	(23,768)	656,847
N585UA Equipment Trust Beneficial Interests	583,391	44,532	(23,388)	594,043
N913DL Aircraft Secured Mortgage, 8%, due 3/15/17	367,370	-	(37,982)	334,560
N918DL Aircraft Secured Mortgage, 8%, due 8/15/18	454,580	-	(33,622)	428,230
N954DL Aircraft Secured Mortgage, 8%, due 3/20/19	597,720	-	(38,627)	559,130
N955DL Aircraft Secured Mortgage, 8%, due 6/20/19	612,000	-	(37,156)	575,790
N956DL Aircraft Secured Mortgage, 8%, due 5/20/19	612,850	-	(37,774)	575,790
N957DL Aircraft Secured Mortgage, 8%, due 6/20/19	617,440	-	(37,481)	580,890
N959DL Aircraft Secured Mortgage, 8%, due 7/20/19	622,030	-	(37,191)	585,990
N960DL Aircraft Secured Mortgage, 8%, due 10/20/19	640,730	-	(36,643)	605,710
N961DL Aircraft Secured Mortgage, 8%, due 8/20/19	636,990	-	(37,528)	600,950
N976DL Aircraft Secured Mortgage, 8%, due 2/15/18	473,280	-	(39,030)	441,490
N913DL Equipment Trust Beneficial Interests	111,520	37,982	(47,016)	129,540
N918DL Equipment Trust Beneficial Interests	120,530	33,622	(44,669)	145,860
N954DL Equipment Trust Beneficial Interests	113,390	38,627	(53,876)	81,430
N955DL Equipment Trust Beneficial Interests	160,650	37,156	(53,218)	130,560
N956DL Equipment Trust Beneficial Interests	163,200	37,774	(53,952)	133,450
N957DL Equipment Trust Beneficial Interests	163,880	37,481	(53,729)	134,300
N959DL Equipment Trust Beneficial Interests	164,390	37,191	(53,508)	135,320
N960DL Equipment Trust Beneficial Interests	169,660	36,643	(53,339)	141,780
N961DL Equipment Trust Beneficial Interests	171,360	37,528	(54,273)	143,820
N967DL Equipment Trust Beneficial Interests	83,300	39,030	(51,280)	103,530
RM Holdco, LLC, Membership Units	849,478	-	-	-
RM Holdco, LLC, Subordinated Convertible Term Loan, 1.12% PIK, due 3/21/18	5,106,805	-	-	3,648,813
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 11%, due 3/19/16	3,759,156	9,202	(45,036)	3,723,322
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B, 12% Cash + 7% PIK, due 3/19/16	6,258,122	245,451	-	6,503,573
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B-1, 12% Cash + 7% PIK, due 3/19/16	1,976,470	80,960	-	2,051,179
RM OpCo, LLC, Convertible 1st Lien Term Loan Tranche B-1, 12% Cash + 7% PIK, due 3/21/16	-	1,271,799	-	1,307,280
United N659UA-767, LLC (N659UA)	2,771,428	484,730	(337,357)	3,029,575
United N661UA-767, LLC (N661UA)	2,789,809	470,089	(331,517)	2,975,061

Notes to Schedule of Changes in Investments in Affiliates:

(1)	The issuers of the securities listed on this schedule are considered affiliates under the Investment Company Act of 1940 due to the ownership by the Partnership of 5% or more of the issuers' voting securities.
(2)	Dispositions include sales, paydowns, mortgage amortizations, and aircraft depreciation.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Schedule of Changes in Investments in Affiliates (1)

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

Notes to Consolidated Schedule of Changes in Investments in Affiliates:

(1)	The issuers of the securities listed on this schedule are considered affiliates under the Investment Company Act of 1940 due to the ownership by the Partnership of 5% or more of the issuers' voting securities.
(2)	Dispositions include sales, paydowns, mortgage amortizations, and aircraft depreciation.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

June 30, 2013

Investment	Acquisition Date

AIP/IS Holdings, LLC, Membership Units	Var. 2009 & 2010
Bally Total Fitness Holding Corporation, Common Stock	4/30/10
Bally Total Fitness Holding Corporation, Warrants	4/30/10
BPA Laboratories, Inc., Senior Secured Notes, 12.25%, due 4/1/17	3/5/12
Caribbean Financial Group, Senior Secured Notes, 11.5%, due 11/15/19	10/19/12
Constellation Enterprises, LLC, Senior Secured 1st Lien Notes, 10.625%, due 2/1/16	1/20/11
DeepOcean Group Holding BV, Common Stock	5/13/11
Integra Telecom, Inc., Common Stock	11/19/09
Integra Telecom, Inc., Warrants	11/19/09
Iracore International, Inc., Senior Secured Notes, 9.5%, due 6/1/18	5/8/13
La Paloma Residual Bank Debt Claim	2/2/05
Marsico Holdings, LLC Common Interest Units	9/10/12
Precision Holdings, LLC, Class C Membership Interests	Var. 2010 & 2011
Shop Holding, LLC, Class A Units	6/2/11
Shop Holding, LLC, Warrants to Purchase Class A Units	6/2/11
SiTV, Inc., Warrants to Purchase Common Stock	8/3/12
St Barbara Ltd., 1st Priority Senior Secured Notes, 8.875%, due 4/15/18	3/22/13
STG-Fairway Holdings, LLC, Class A Units	12/30/10
The Telx Group, Inc., Senior Unsecured Notes, 10% Cash + 2% PIK, due 9/26/19	9/26/11
V Telecom Investment S.C.A, Common Shares	11/9/12

December 31, 2012

Investment	Acquisition Date

AIP/IS Holdings, LLC, Membership Units	Var. 2009 & 2010
Bally Total Fitness Holding Corporation, Common Stock	4/30/10
Bally Total Fitness Holding Corporation, Warrants	4/30/10
BPA Laboratories, Inc., Senior Secured Notes, 12.25%, due 4/1/17	3/5/12
Caribbean Financial Group, Senior Secured Notes, 11.5%, due 11/15/19	10/19/12
Constellation Enterprises, LLC, Senior Secured 1st Lien Notes, 10.625%, due 2/1/16	1/20/11
DeepOcean Group Holding BV, Common Stock	5/13/11
Integra Telecom, Inc., Common Stock	11/19/09
Integra Telecom, Inc., Warrants	11/19/09
La Paloma Residual Bank Debt Claim	2/2/05
Marsico Holdings, LLC Common Interest Units	9/10/12
Precision Holdings, LLC, Class C Membership Interests	Var. 2010 & 2011
Shop Holding, LLC, Class A Units	6/2/11
Shop Holding, LLC, Warrants to Purchase Class A Units	6/2/11
SiTV, Inc., Warrants to Purchase Common Stock	8/3/12
STG-Fairway Holdings, LLC, Class A Units	12/30/10
The Telx Group, Inc., Senior Unsecured Notes, 10% Cash + 2% PIK, due 9/26/19	9/26/11
V Telecom Investment S.C.A, Common Shares	11/9/12

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidating Statement of Assets and Liabilities

Six Months Ended June 30, 2013

	Special Value			Special Value
	Continuation	TCPC		Continuation
	Partners, LP	Funding I, LLC		Partners, LP
	Standalone	Standalone	Eliminations	Consolidated
Assets
Investments:
Unaffiliated issuers	$456,892,508	$44,756,343	$-	$501,648,852
Investment in subsidiary	27,286,767	-	(27,286,767)	-
Controlled companies	20,863,782	-	-	20,863,782
Other affiliates	49,249,410	-	-	49,249,410
Total investments	554,292,467	44,756,343	(27,286,767)	571,762,044

Cash and cash equivalents	33,521,789	6,543,879	-	40,065,668
Accrued interest income	5,894,042	444,269	-	6,338,311
Receivable for investments sold	2,695,000	-	-	2,695,000
Deferred debt issuance costs	597,437	636,778	-	1,234,215
Unrealized appreciation on swaps	271,816	-	-	271,816
Prepaid expenses and other assets	976,189	-	-	976,189
Total assets	598,248,740	52,381,269	(27,286,767)	623,343,243

Liabilities
Credit facility payable	8,000,000	25,000,000	-	33,000,000
Incentive allocation payable	2,476,035	-	-	2,476,035
Payable for investment securities purchased	50,179,344	-	-	50,179,344
Interest payable	131,478	94,502	-	225,981
Payable to the Investment Manager	341,031	-	-	341,031
Management and advisory fees payable	1,940,295	-	-	1,940,295
Accrued expenses and other liabilities	1,384,976	-	-	1,384,976
Total liabilities	64,453,159	25,094,502	-	89,547,662

Preferred equity facility
Preferred limited partner interests	134,000,000	-	-	134,000,000
Accumulated dividends on the preferred equity facility	491,163	-	-	491,163
Total preferred limited partner interests	134,491,163	-	-	134,491,163

Net assets	$399,304,418	$27,286,767	$(27,286,767)	$399,304,418

Composition of net assets
Paid-in capital	$520,144,218	$25,919,445	$(25,919,445)	$520,144,218
Accumulated deficit	(120,839,800)	1,367,322	(1,367,322)	(120,839,800)
Net assets	$399,304,418	$27,286,767	$(27,286,767)	$399,304,418

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidating Statement of Operations (Unaudited)

Six Months Ended June 30, 2013

	Special Value			Special Value
	Continuation	TCPC		Continuation
	Partners, LP	Funding I, LLC		Partners, LP
	Standalone	Standalone	Eliminations	Consolidated
Investment income
Interest income:
Unaffiliated issuers	$26,806,293	$681,675	$-	$27,487,968
Controlled companies	642,585	-	-	642,585
Affiliates	2,096,165	-	-	2,096,165
Other income:
Unaffiliated issuers	546,948	30,000	-	576,948
Controlled companies	311,515	-	-	311,515
Other Affiliates	219,756	-	-	219,756
Total interest and related investment income	30,623,262	711,675	-	31,334,937

Operating expenses
Management and advisory fees	3,905,033	-	-	3,905,033
Administration expenses	335,616	-	-	335,616
Amortization of deferred debt issuance costs	223,581	27,897	-	251,478
Legal fees, professional fees and due diligence expenses	80,758	-	-	80,758
Interest expense	228,606	94,503	-	323,109
Commitment fees	61,094	-	-	61,094
Director fees	96,059	-	-	96,059
Insurance expense	52,567	-	-	52,567
Custody fees	57,901	-	-	57,901
Other operating expenses	142,876	-	-	142,876
Total expenses	5,184,091	122,400	-	5,306,491

Net investment income	25,439,171	589,275	-	26,028,446

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in unaffiliated issuers	(3,577,502)	-	-	(3,577,502)
Net realized loss	(3,577,502)	-	-	(3,577,502)
Net change in unrealized appreciation/depreciation	5,813,207	778,047	-	6,591,253
Net realized and unrealized gain (loss)	2,235,705	778,047	-	3,013,751

Interest in earnings of subsidiary	1,367,322	-	(1,367,322)	-
Dividends paid on the preferred equity facility	(786,082)	-	-	(786,082)
Net change in accumulated dividends on the preferred
equity facility	35,122	-	-	35,122

Net increase in net assets resulting from operations	$28,291,237	$1,367,322	$(1,367,322)	$28,291,237

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

Overview

The Partnership is a Delaware limited liability company formed on July 31, 2006 and is an externally managed, closed-end, non-diversified management investment company. On April 2, 2012, we elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) (the “Conversion”). The Partnership’s investment objective is to achieve high total returns while minimizing losses. The Partnership invests primarily in the debt of middle-market companies, including senior secured loans, junior loans, mezzanine debt and bonds, either directly or through its wholly-owned subsidiary, TCPC Funding I, LLC (“TCPC Funding”). Such investments may include an equity component, and, to a lesser extent, the Partnership may make equity investments directly. TCP Capital Corp. (“TCPC”) owns 100% of the common limited partner interests of the Partnership. TCPC has also elected to be treated as a BDC under the 1940 Act. The General Partner of the Partnership is SVOF/MM, LLC (“SVOF/MM”), which also serves as the administrator (“Administrator”) of TCPC and the Partnership. The managing member of SVOF/MM is Tennenbaum Capital Partners, LLC (the “Advisor”), which serves as the investment manager to both TCPC and the Partnership. Most of the equity interests in the General Partner are owned directly or indirectly by the Advisor and its employees. The Partnership has elected to be treated as a partnership for U.S. federal income tax purposes.

Our leverage program is comprised of $116 million in available debt under a senior secured revolving credit facility issued by the Partnership (the “Partnership Facility”), $25 million in available debt under a senior secured revolving credit facility issued by TCPC Funding, increasing to $50 million on August 13, 2013 (the “TCPC Funding Facility,” and, together with the Partnership Facility, the “Revolving Facilities”), and $134 million of outstanding preferred limited partner interests in the Partnership (the “Preferred Interests,” and, together with the Revolving Facilities, the “Leverage Program”).

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of June 30, 2013, 95.9% of our total assets were invested in qualifying assets.

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

Expenses

Our primary operating expenses include the payment of a base management fee and, depending on our operating results, incentive compensation, expenses reimbursable under the management agreement, administration fees and the allocable portion of overhead under the administration agreement. The base management fee and incentive compensation remunerates the Advisor for work in identifying, evaluating, negotiating, closing and monitoring our investments. Our administration agreement with SVOF/MM, LLC (the “Administrator”) provides that the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to us under the administration agreement, as well as any costs and expenses incurred by the Administrator or its affiliates relating to any non-investment advisory, administrative or operating services provided by the Administrator or its affiliates to us. We also bear all other costs and expenses of our operations and transactions, which may include those relating to:

•	our organization;

•	calculating our net asset value (including the cost and expenses of any independent valuation firms);

•	interest payable on debt, if any, incurred to finance our investments;

•	the base management fee and any incentive compensation;

•	dividends and distributions on our preferred shares, if any,;

•	administration fees payable under the administration agreement;

•	fees payable to third parties relating to, or associated with, making investments;

•	transfer agent and custodial fees;

•	registration fees;

•	director fees and expenses;

•	costs of preparing and filing reports or other documents with the SEC;

•	costs of any reports, proxy statements or other notices to our limited partners, including printing costs;

•	our fidelity bond;

•	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	indemnification payments;

•	direct costs and expenses of administration, including audit and legal costs; and

•	all other expenses reasonably incurred by us and the Administrator in connection with administering our business, such as the allocable portion of overhead under the administration agreement, including rent and other allocable portions of the cost of certain of our officers and their respective staffs.

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

Additionally, the investment management agreement and the Amended and Restated Limited Partnership Agreement provide that the Advisor or its affiliates may be entitled to incentive compensation under certain circumstances. No incentive compensation was incurred prior to January 1, 2013. Beginning January 1, 2013, the incentive compensation equals the sum of (1) 20% of all of the ordinary income of TCPC since that date and (2) 20% of all net realized capital gains (net of any net unrealized capital depreciation) since that date, with each component being subject to a total return requirement of 8% of TCPC’s contributed common equity annually. The incentive compensation is payable to the General Partner by the Partnership pursuant to the Amended and Restated Limited Partnership Agreement. The determination of incentive compensation is subject to limitations under the 1940 Act and the Advisers Act.

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

As of June 30, 2013, 0.2% of our investments were categorized as Level 1, 26.4% were categorized as Level 2, 71.9% were Level 3 investments valued based on valuations by independent third party sources, and 1.5% were Level 3 investments valued based on valuations by the Advisor.

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

Portfolio and investment activity

During the three months ended June 30, 2013, we invested approximately $130.6 million across 11 new and 2 existing portfolio companies. All of these investments were in senior secured debt comprised of senior loans ($117.0 million, or 90% of the total) and senior secured notes ($13.6 million, or 10% of the total). Additionally, we received approximately $70.0 million in proceeds from sales or repayments of investments during the three months ended June 30, 2013.

During the six months ended June 30, 2013, we invested approximately $170.9 million across 12 new and 6 existing portfolio companies. All of these investments were in senior secured debt comprised of senior loans ($149.9 million, or 88% of the total) and senior secured notes ($21.0 million, or 12% of the total). Additionally, we received approximately $121.0 million in proceeds from sales or repayments of investments during the six months ended June 30, 2013.

At June 30, 2013, our investment portfolio of $571.8 million (at fair value) consisted of 57 portfolio companies and was invested 93% in debt investments, of which 97% was in senior secured debt and 3% in unsecured or subordinated debt. In aggregate, our investment portfolio was invested 77% in senior secured loans, 13% in senior secured notes, 3% in unsecured or subordinated debt, and 7% in equity investments. Our average portfolio company investment at fair value was approximately $10.0 million. Our largest portfolio company investment by value was approximately $21.1 million and our five largest portfolio company investments by value comprised approximately 15% of our portfolio at June 30, 2013. At December 31, 2012, our investment portfolio of $517.7 million (at fair value) consisted of 54 portfolio companies and was invested 93% in debt investments, of which 96% was in senior secured debt and 4% in unsecured or subordinated debt. In aggregate, our investment portfolio was invested 77% in senior secured loans, 12% in senior secured notes, 4% in unsecured or subordinated debt, and 7% in equity investments. Our average portfolio company investment at fair value was approximately $9.6 million. Our largest portfolio company investment by value was approximately $19.4 million and our five largest portfolio company investments by value comprised approximately 17% of our portfolio at December 31, 2012.

The industry composition of our portfolio at fair value at June 30, 2013 was as follows:

Percent of Total
Industry	Investments
Software Publishers	9.2%
Gaming Industries	5.4%
Wired Telecommunications Carriers	5.1%
Other Professional, Scientific, and Technical Services	4.4%
Scheduled Air Transportation	4.3%
Radio and Television Broadcasting	4.3%
Wireless Telecommunications	4.2%
Electric Power Generation, Transmission and Distribution	3.0%
Full-Service Restaurants	3.0%
Other Electrical Equipment and Component Manufacturing	3.0%
Scientific Research and Development Services	2.9%
Business Support Services	2.8%
Motion Picture and Video Industries	2.7%
Semiconductor and Other Electronic Component Manufacturing	2.5%
Other Telecommunications	2.5%
Architectural, Engineering, and Related Services	2.4%
Plastics Products Manufacturing	2.4%
Motor Vehicle Parts Manufacturing	2.3%
Newspaper, Periodical, Book, and Directory Publishers	2.3%
Grocery Stores	2.2%
Metal and Mineral (except Petroleum) Merchant Wholesalers	2.2%
Inland Water Transportation	2.2%
Other Amusement and Recreation Industries	2.1%
Promoters of Performing Arts, Sports, and Similar Events	2.0%
Artificial Synthetic Fibers and Filaments Manufacturing	2.0%
Nondepository Credit Intermediation	1.8%
Retail	1.7%
Electronic Shopping	1.6%
Data Processing, Hosting, and Related Services	1.5%
Accounting, Tax Preparation, Bookkeeping, and Payroll Services	1.4%
Petroleum and Coal Products Manufacturing	1.4%
Pharmaceutical and Medicine Manufacturing	1.4%
Computer Equipment Manufacturing	1.3%
Metal Ore Mining	1.2%
Iron and Steel Mills and Ferroalloy Manufacturing	1.2%
Insurance Related Activities	1.0%
Other	3.1%
Total	100.0%

The weighted average effective yield of the debt securities in our portfolio was 10.9% at June 30, 2013 and 11.3% at December 31, 2012. The weighted average effective yields on our senior debt and other debt investments were 10.9% and 11.2%, respectively, at June 30, 2013, versus 11.4% and 9.9% at December 31, 2012.

At June 30, 2013, 73.6% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 26.4% bore interest at fixed rates. The percentage of our floating rate debt investments that bore interest based on an interest rate floor was 92.9% at June 30, 2013. At December 31, 2012, 63.8% of our debt investments bore interest based on floating rates and 36.2% bore interest at fixed rates. The percentage of our floating rate debt investments that bore interest based on an interest rate floor was 95.6% at December 31, 2012.

Results of operations

Results of operations through April 2, 2012 reflect a portfolio prior to the Conversion with different investment objectives, and accordingly are not directly comparable to the same period in 2013.

Investment income

Investment income totaled $14.5 million and $11.1 million, respectively, for the three months ended June 30, 2013 and 2012, of which $13.8 million and $10.4 million were attributable to interest and fees on our debt investments and $0.7 million and $0.7 million to other income, respectively. The increase in investment income in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 reflects an increase in interest income due to the larger investment portfolio and a higher percentage of the portfolio in income-producing assets in the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Investment income totaled $31.3 million and $22.9 million, respectively, for the six months ended June 30, 2013 and 2012, of which $30.2 million and $20.2 million were attributable to interest and fees on our debt investments, $0.0 million and $1.8 million to dividends from equity securities and $1.1 million and $0.9 million to other income, respectively. The increase in investment income in the six months ended June 30, 2013 compared to the six months ended June 30, 2012 reflects an increase in interest income due to the larger investment portfolio and a higher percentage of the portfolio in income-producing assets in the six months ended June 30, 2013 compared to the six months ended June 30, 2012, partially offset by the absence of dividend income during the six months ended June 30, 2013.

Expenses

Net expenses for the three months ended June 30, 2013 and 2012 were $2.6 million and $2.0 million, respectively, comprised of $1.9 million and $1.6 million in base management fees, $0.0 million and $0.1 million in legal and professional fees, $0.2 million and $0.1 million in interest expense and fees related to the Revolving Facilities, $0.1 million and $0.1 million in amortization of debt issuance costs, and $0.4 million and $0.1 million in other expenses, respectively. The increase in expenses in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 primarily reflects the increase in management fees due to the larger portfolio and approximately $0.2 million in administration expenses previously waived by the Administrator.

Net expenses for the six months ended June 30, 2013 and 2012 were $5.3 million and $4.4 million, respectively, comprised of $3.9 million and $3.2 million in base management fees, $0.1 million and $0.2 million in legal and professional fees, $0.4 million and $0.2 million in interest expense and fees related to the Revolving Facilities, $0.2 million and $0.2 million in amortization of debt issuance costs, and $0.7 million and $0.6 million in other expenses, respectively. The increase in expenses in the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily reflects the increase in management fees due to the larger portfolio and approximately $0.3 million in administration expenses waived by the Administrator prior to January 1, 2013.

Net investment income

Net investment income was $11.9 million and $9.1 million respectively, for the three months ended June 30, 2013 and 2012. The increase in in net investment income in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 primarily reflects the increased interest income in the three months ended June 30, 2013, partially offset by the increase in expenses.

Net investment income was $26.0 million and $18.5 million respectively, for the six months ended June 30, 2013 and 2012. The increase in in net investment income in the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily reflects the increased interest income in the six months ended June 30, 2013, partially offset by the decline in dividend income and the increase in expenses.

Net realized and unrealized gain or loss

Net realized gains (losses) for the three months ended June 30, 2013 and 2012 were $(4.1) million and $2.9 million, respectively. Net realized losses during the three months ended June 30, 2013 are primarily due to a charge on the recapitalization of AGY, a transaction in which we received both new debt and preferred equity in a deleveraged company. The initial AGY investment was part of our legacy distressed debt strategy and has generated substantial cash interest income. For the three months ended June 30, 2013 and 2012, the change in net unrealized appreciation or depreciation was $4.7 million and $(5.4) million, respectively.

Net realized gains (losses) for the six months ended June 30, 2013 and 2012 were $(3.6) million and $(2.4) million, respectively. The net realized losses during the six months ended June 30, 2013 include the restructuring charge on AGY. The net realized losses during the six months ended June 30, 2012 include a reorganization charge on one debt investment of $(5.5) million. For the six months ended June 30, 2013 and 2012, the change in net unrealized appreciation was $6.6 million and $(5.0) million, respectively.

Dividends to preferred limited partners

Dividends on the Preferred Interests for the three months ended June 30, 2013 and 2012 were $0.4 million and $0.4 million, respectively, as average LIBOR rates for the two periods were similar. Dividends on the Preferred Interests for the six months ended June 30, 2013 and 2012 were $0.8 million and $0.8 million, respectively, as average LIBOR rates for the two periods were similar.

Incentive compensation

Incentive compensation distributable to the General Partner for the three months ended June 30, 2013 and 2012 was $2.5 million and $0.0 million, respectively. Incentive compensation distributable to the General Partner for the six months ended June 30, 2013 and 2012 was $5.2 million and $0.0 million, respectively. Incentive compensation for the three and six months ended June 30, 2013 was distributable given the performance of TCPC exceeding the total return threshold. Pursuant to the terms of TCPC’s and the Partnership’s management agreement, no incentive compensation was payable prior to January 1, 2013. The reserve for incentive compensation to the General Partner for the six months ended June 30, 2013 and 2012 was $0.3 million and $0.0 million, respectively. The reserve for incentive compensation for the six months ended June 30, 2013 reflects amounts in excess of distributable incentive compensation which would have been earned by the General Partner had TCPC and the Partnership liquidated at net asset value at June 30, 2013.

Net increase or decrease in net assets allocable to common limited and general partners resulting from operations

The net increase in net assets allocable to common limited and general partners resulting from operations was $12.2 million and $6.2 million for the three months ended June 30, 2013 and 2012, respectively. The net increase in net assets resulting from operations was $28.3 million and $10.3 million for the six months ended June 30, 2013 and 2012, respectively. The higher net increase in net assets resulting from operations primarily reflects the increase in net investment income and the increase in net realized and unrealized gains, partially offset by the commencement of incentive compensation.

Liquidity and capital resources

Since our inception, our liquidity and capital resources have been generated primarily through contributions from the common limited partner of the Partnership (which came from the initial private placement of common shares of SVCF (the predecessor entity) which were subsequently converted to common stock of TCPC), the net proceeds from the initial and secondary public offerings of TCPC, draws on our Leverage Program, and cash flows from operations, including investments sales and repayments and income earned from investments and cash equivalents. The primary uses of cash have been investments in portfolio companies, cash distributions to our equity holders, payments to service our Leverage Program and other general corporate purposes.

On May 17, 2013, the Leverage Program was expanded with the issuance of the TCPC Funding Facility. This facility is a senior secured revolving credit facility, pursuant to which amounts may be drawn up to $25 million subject to certain collateral and other restrictions. The total facility automatically increases to $50 million on August 13, 2013. The facility is expandable to $100 million subject to the consent of the lender and other customary conditions. Amounts outstanding and available under the combined Leverage Program at June 30, 2013 were as follows:

	Rate*	Outstanding	Available	Total Facility
Partnership Facility	L+44	$8,000,000	$108,000,000	$116,000,000
TCPC Funding Facility	L+250	25,000,000	-	25,000,000	**
Preferred Interests	L+85	134,000,000	-	134,000,000
Total Leverage Program		$167,000,000	$108,000,000	$275,000,000

*	Based on either LIBOR or the lender’s cost of funds, subject to certain limitations.
**	Total facility amount as of June 30, 2013. The total facility automatically increases to $50,000,000 on August 13, 2013.

Net cash provided by operating activities during the six months ended June 30, 2013 was $8.3 million. Our primary source of cash from operating activities during this period consisted of net investment income less preferred dividends and incentive allocation (net of non-cash income and expenses) of approximately $24.2 million, partially offset by settlement of acquisitions of investments (net of dispositions) of $15.9 million.

Net cash provided by financing activities was $13.7 million during the six months ended June 30, 2013, consisting primarily of $78.8 million in contributions from TCPC resulting from its secondary offering on May 24, 2013, reduced by $41.0 million of net repayments under our Revolving Facilities, $19.8 million of distributions to TCPC, $2.7 million of distributions of incentive allocation to the General Partner, $0.8 million of dividends on the Preferred Interests, and payment of $0.8 million in costs related to the issuance of the TCPC Funding Facility.

At June 30, 2013, we had $40.1 million in cash and cash equivalents.

The Revolving Facilities are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of ratios of not less than 300% of total assets (less total liabilities other than indebtedness) to total indebtedness and not less than 200% of total assets (less total liabilities other than indebtedness) to the sum of total preferred equity and indebtedness, and restrictions on certain payments and issuance of debt. Economic conditions, like those that began in 2007 and which have continued, may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the Revolving Facilities, and may therefore impact our ability to borrow under the Revolving Facilities. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment under the Revolving Facilities or require redemption of the Preferred Interests, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At June 30, 2013, we were in compliance with all financial and operational covenants required by the Leverage Program.

Economic conditions, like those that began in 2007 and which have continued, while creating attractive opportunities for us, may decrease liquidity and raise the cost of capital generally, which could limit our ability to renew, extend or replace the Leverage Program on terms as favorable as are currently included therein. If we are unable to renew, extend or replace the Leverage Program upon the various dates of maturity, we expect to have sufficient funds to repay the outstanding balances in full from our net investment income and sales of, and repayments of principal from, our portfolio company investments, as well as from anticipated debt and equity capital raises, among other sources. Economic conditions, like those that began in 2007 and which have continued, may limit our ability to raise capital or the ability of the companies in which we invest to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The Partnership Facility matures in July 2014 and the Preferred Interests will be subject to mandatory redemption in July 2016. The TCPC Funding Facility matures in May 2016. Any inability to renew, extend or replace the Revolving Facilities or replace the Preferred Interests could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

Contractual obligations

In addition to obligations under our Leverage Program, we have entered into several contracts under which we have future commitments. Pursuant to an investment management agreement, the Advisor manages our day-to-day operations and provides investment advisory services to us. Payments under the investment management agreement will be equal to a percentage of the value of our gross assets (excluding cash and cash equivalents) and an incentive compensation, plus reimbursement of certain expenses incurred by the Advisor. Under our administration agreement, the Administrator provides us with administrative services, facilities and personnel. Payments under the administration agreement are equal to an allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us, and may include rent and our allocable portion of the cost of certain of our officers and their respective staffs. We are responsible for reimbursing the Advisor for due diligence and negotiation expenses, fees and expenses of custodians, administrators, transfer and distribution agents, counsel and directors, insurance, filings and registrations, proxy expenses, expenses of communications to investors, compliance expenses, interest, taxes, portfolio transaction expenses, costs of responding to regulatory inquiries and reporting to regulatory authorities, costs and expenses of preparing and maintaining our books and records, indemnification, litigation and other extraordinary expenses and such other expenses as are approved by the directors as being reasonably related to the organization, offering, capitalization, operation or administration of the Partnership and any portfolio investments, as applicable. The Advisor is not responsible for any of the foregoing expenses and such services are not investment advisory services under the 1940 Act. Either party may terminate each of the investment management agreement and administration agreement without penalty upon not less than 60 days’ written notice to the other.

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

The following table summarizes our distributions to our common limited partner for the six months ended June 30, 2013 and June 30, 2012:

Payment Date	Total Amount
March 7, 2013	$9,823,476
May 8, 2013	9,988,390
Total for six months ended June 30, 2013	$19,811,866

March 9, 2012	$5,400,000
April 3, 2012	7,934,222
Total for six months ended June 30, 2012	$13,334,222

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	Each of the Partnership, TCPC, and TCPC Funding has entered into an investment management agreement with the Advisor.

•	The Administrator provides us with administrative services necessary to conduct our day-to-day operations. For providing these services, facilities and personnel, the Administrator may be reimbursed by us for expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our officers and the Administrator’s administrative staff and providing, at our request and on our behalf, significant managerial assistance to our portfolio companies to which we are required to provide such assistance.

•	Pursuant to its limited partnership agreement, the general partner of the Partnership is SVOF/MM, LLC. SVOF/MM, LLC is an affiliate of the Advisor and the general partner or managing member of certain other funds managed by the Advisor.

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

Recent Developments

From July 1, 2013 through August 7, 2013, the Partnership has invested approximately $59 million in 6 loans with an effective yield of approximately 11.0%.

On August 8, 2013, TCPC’s board of directors declared a third quarter cash dividend of $0.36 per share payable on September 30, 2013 to its stockholders of record as of the close of business on September 9, 2013.

TCPC submitted an application for a SBIC license and received a “Green Light” letter from the U.S. Small Business Administration allowing TCPC to proceed with the application process. TCPC subsequently received acceptance of its follow-up application.

Philip Tseng, a managing partner of Tennenbaum Capital Partners, LLC, who has been with the Advisor since 2004, will join our Investment Committee as a replacement for Michael E. Tennenbaum.

Item 3:	Quantitative and qualitative disclosure about market risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2013, 73.6% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At June 30, 2013, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 92.9%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our June 30, 2013 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest income	Interest Expense	Net Income
Up 300 basis points	$8,146,010	$(5,010,000)	$3,136,010
Up 200 basis points	$4,113,739	$(3,340,000)	$773,739
Up 100 basis points	$602,621	$(1,670,000)	$(1,067,379)
Down 100 basis points	$(115,488)	$457,079	$341,591
Down 200 basis points	$(115,488)	$457,079	$341,591
Down 300 basis points	$(115,488)	$457,079	$341,591

Item 4.	Controls and Procedures

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

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of June 30, 2013, we are currently not a party to any pending material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in TCPC’s most recent registration statement, as filed with the Securities and Exchange Commission on April 1, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4:	Mine Safety Disclosures.

None.

Item 5:	Other Information.

None.

Item 6:	Exhibits

3.1	Form of Amended and Restated Limited Partnership Agreement (1)
3.2	Bylaws of TCP Capital Corp. (2)
4.1	Statement of Preferences of Preferred Interests (2)
10.1	Form of Loan Financing and Servicing Agreement, dated as of May 15, 2013, by and among TCPC Funding I, LLC, as borrower, each lender and agent from time to time party thereto, Deutsche Bank AG, New York Branch, as administrative agent, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian (3)
10.2	Form of Sale and Contribution Agreement, dated as of May 15, 2013, by and between the Registrant and TCPC Funding I, LLC (3)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
22	Published report regarding matters submitted to vote of security holders (4)
23.1	Opinion and Consent of Skadden, Arps, Slate, Meagher & Flom LLP, counsel for the Registrant (5)
23.2	Consent of independent registered public accounting firm (5)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 *
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 *
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith.

(1)	Incorporated by reference to Form 10-12G of the Registrant (File No. 000-54393), filed May 6, 2011.
(2)	Incorporated by reference to TCP Capital Corp.’s (formerly Special Value Continuation Fund, LLC) Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-172669), filed on May 13, 2011.
(3)	Incorporated by reference to Exhibits 10.01 and 10.02 of the TCP Capital Corp.’s Form 8-K filed on May 17, 2013.
(4)	Incorporated by reference to Item 5.07 of TCP Capital Corp.’s Form 8-K filed on May 6, 2013.
(5)	Incorporated by reference to TCP Capital Corp.’s (formerly Special Value Continuation Fund, LLC) Registration Statement under the Securities Act of 1933 (File No. 333-185319), on Form N-2, filed on April 1, 2013.
(6)	Incorporated by reference to Form 10-12G of the Registrant (File No. 000-54393), filed May 6, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SPECIAL VALUE CONTINUATION PARTNERS, LP

Date: August 8, 2013
	By:	/s/ Howard M. Levkowitz
	Name:	Howard M. Levkowitz
	Title:	Chief Executive Officer

Date: August 8, 2013
	By:	/s/ Paul L. Davis
	Name:	Paul L. Davis
	Title:	Chief Financial Officer

