Form 10-Q
period 2013-09-30
Special Value Continuation Partners, LP
filed 2013-11-07
CIK 1370754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2013

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

Yes ☐ No ☒

The number of the Registrant’s common limited partner interests, outstanding as of November 7, 2013 was 401,985,860.

Table of Contents

Special Value Continuation Partners, LP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

TABLE OF CONTENTS

		Page
Part I.	Financial Information

Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of September 30, 2013 (unaudited) and December 31, 2012	2
	Consolidated Statements of Investments as of September 30, 2013 (unaudited) and December 31, 2012	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2013 (unaudited) and September 30, 2012 (unaudited)	15
	Consolidated Statements of Changes in Net Assets for the nine months ended September 30, 2013 (unaudited) and year ended December 31, 2012	16
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 (unaudited) and September 30, 2012 (unaudited)	17
	Notes to Consolidated Financial Statements (unaudited)	18
	Consolidated Schedule of Changes in Investments in Affiliates for the nine months ended September 30, 2013 (unaudited) and year ended December 31, 2012	33
	Consolidated Schedule of Restricted Securities of Unaffiliated Issuers as of September 30, 2013 (unaudited) and December 31, 2012	35
	Consolidating Statement of Assets and Liabilities as of September 30, 2013 (unaudited)	36
	Consolidating Statement of Operations for the nine months ended September 30, 2013 (unaudited)	37

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49

Item 4.	Controls and Procedures	49

Part II.	Other Information

Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3.	Defaults upon Senior Securities	50

Item 4.	Mine Safety Disclosures	50

Item 5.	Other Information	50

Item 6.	Exhibits	50

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statements of Assets and Liabilities

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Investments, at fair value:
Unaffiliated issuers (cost of $690,002,299 and $508,302,758, respectively)	$633,694,938	$440,772,190
Controlled companies (cost of $43,182,589 and $44,964,189 respectively)	19,657,258	22,489,208
Other affiliates (cost of $53,463,548 and $55,803,421, respectively)	50,743,291	54,421,689
Total investments (cost of $786,648,436 and $609,070,368, respectively)	704,095,487	517,683,087

Cash and cash equivalents	12,566,659	18,035,189
Accrued interest income:
Unaffiliated issuers	6,385,367	4,039,149
Controlled companies	44,775	53,524
Other affiliates	803,786	482,634
Deferred debt issuance costs	3,284,278	696,018
Receivable for investments sold	1,287,801	7,727,415
Unrealized appreciation on swaps	52,694	179,364
Options (cost $51,750)	19,152	-
Prepaid expenses and other assets	668,141	325,116
Total assets	729,208,140	549,221,496

Liabilities
Debt	150,000,000	74,000,000
Payable for investments purchased	36,918,454	21,814,819
Incentive allocation payable	2,694,156	-
Interest payable	289,907	119,233
Payable to the Investment Manager	169,858	48,149
Accrued expenses and other liabilities	1,738,128	1,503,436
Total liabilities	191,810,503	97,485,637

Preferred equity facility
Series A preferred limited partner interests; $20,000/interest liquidation preference; 6,700 interests authorized, issued and outstanding	134,000,000	134,000,000
Accumulated dividends on Series A preferred equity facility	534,213	526,285
Total preferred limited partner interests	134,534,213	134,526,285

Net assets applicable to common limited and general partners	$402,863,424	$317,209,574

Composition of net assets applicable to common limited and general partners
Paid-in capital	$520,144,218	$441,328,968
Accumulated net investment income	27,877,537	26,677,138
Accumulated net realized losses	(62,111,845)	(59,026,227)
Accumulated net unrealized depreciation	(83,046,486)	(91,770,305)
Net assets applicable to common limited and general partners	$402,863,424	$317,209,574

See accompanying notes.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statement of Investments (Unaudited)

September 30, 2013

Showing Percentage of Total Cash and Investments of the Partnership

				Percent of
	Principal		Fair	Cash and
Investment	Amount	Cost	Value	Investments

Debt Investments (92.85%)
Bank Debt (76.59%) (1)
Accounting, Tax Preparation, Bookkeeping, and Payroll Services (1.16%)
Expert Global Solutions, LLC, Senior Secured 1st Lien Term Loan B, LIBOR + 7.25%, 1.25% LIBOR Floor, due 4/3/18	$704,837	$702,697	$718,934	0.10%
Expert Global Solutions, LLC, Senior Secured 2nd Lien Term Loan, LIBOR + 11%, 1.5% LIBOR Floor, due 10/3/18	$7,434,877	7,220,292	7,561,270	1.06%
Total Accounting, Tax Preparation, Bookkeeping, and Payroll Services		7,922,989	8,280,204

Artificial Synthetic Fibers and Filaments Manufacturing (0.29%)
AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/16 (2)	$2,056,927	2,056,927	2,056,927	0.29%

Business Support Services (2.09%)
STG-Fairway Acquisitions, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 9.25%, 1.25% LIBOR Floor, due 8/28/19	$14,643,455	13,922,519	15,009,541	2.09%

Chemical Manufacturing (2.42%)
Archroma, Senior Secured Lien Term Loan B, LIBOR + 8.25%, 1.25% LIBOR Floor, due 9/30/18	$17,500,000	17,150,000	17,325,000	2.42%

Computer Equipment Manufacturing (1.17%)
ELO Touch Solutions, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 10.5%, 1.5% LIBOR Floor, due 12/1/18	$10,000,000	9,654,753	8,400,000	1.17%

Converted Paper Products Manufacturing (0.50%)
Ranpak Corp., Senior Secured 2nd Lien Term Loan, LIBOR + 7.25%, 1.25% LIBOR Floor, due 4/23/20	$3,469,573	3,434,877	3,556,313	0.50%

Computer Systems Design and Related Services (5.36%)
Blue Coat Systems, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 8.5%, 1% LIBOR Floor, due 6/28/20	$15,000,000	14,878,125	15,112,500	2.11%
Onx Enterprise Solutions, Ltd, Senior Secured 1st Lien Term Loan, LIBOR + 7% , due 9/3/18 LIBOR + 7% , due 9/3/18	$10,666,667	10,509,574	10,746,667	1.49%
Onx USA, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 7% , due 9/3/18	$5,333,333	5,254,787	5,373,333	0.75%
Websense, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 7.25%, 1% LIBOR Floor, due 12/27/20	$7,200,000	7,164,000	7,209,000	1.01%
Total Computer Systems Design and Related Services		37,806,486	38,441,500

Drugs and Druggists' Sundries Merchant Wholesalers (1.27%)
Envision Acquisition Company, LLC, 2nd Lien Term Loan, LIBOR + 8.75%, 1% LIBOR Floor, due 9/23/21	$9,079,011	8,897,430	9,067,662	1.27%

Electric Power Generation, Transmission and Distribution (2.41%)
Panda Sherman Power, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 7.5%, 1.5% LIBOR Floor, due 9/14/18	$11,070,172	10,926,683	11,236,225	1.57%
Panda Temple Power II, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 6%, 1.25% LIBOR Floor, due 4/3/19	$5,892,970	5,834,041	5,999,780	0.84%
Total Electric Power Generation, Transmission and Distribution		16,760,724	17,236,005

Electrical Equipment and Component Manufacturing (2.33%)
Palladium Energy, Inc., 1st Lien Senior Secured Term Loan, LIBOR + 9%, 1% LIBOR Floor, due 12/26/17	$16,500,317	16,212,713	16,714,821	2.33%

Electronic Shopping (1.06%)
Shopzilla, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 9.5%, due 3/31/16	$7,606,723	7,368,382	7,606,723	1.06%

Financial Investment Activities (0.30%)
Marsico Capital Management, Senior Secured 1st Lien Term Loan, LIBOR + 5%, due 12/31/22	$10,654,939	13,415,987	2,184,263	0.30%

Freight Transportation Arrangement (0.53%)
Livingston International, Inc., 2nd Lien Term Loan, LIBOR + 7.75%, 1.25% LIBOR Floor, due 4/18/20	$3,750,000	3,678,794	3,775,781	0.53%

Full-Service Restaurants (2.41%)
RM Holdco, LLC, Subordinated Convertible Term Loan, 1.12% PIK, due 3/21/18 (2)	$5,106,805	5,106,805	3,516,036	0.49%
RM OpCo, LLC, Convertible 1st Lien Term Loan Tranche B-1, 12% Cash + 7% PIK, due 3/21/16 (2)	$1,332,013	1,299,048	1,332,013	0.19%
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 11%, due 3/21/16 (2)	$3,682,296	3,682,296	3,682,296	0.51%
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B, 12% Cash + 7% PIK, due 3/21/16 (2)	$6,631,746	6,631,746	6,631,746	0.93%
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B-1, 12% Cash + 7% PIK, due 3/21/16 (2)	$2,090,096	2,045,422	2,090,096	0.29%
Total Full-Service Restaurants		18,765,317	17,252,187

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statement of Investments (Unaudited) (Continued)

September 30, 2013

Showing Percentage of Total Cash and Investments of the Partnership

				Percent of
	Principal		Fair	Cash and
Investment	Amount	Cost	Value	Investments

Debt Investments (continued)
Gaming Industries (2.14%)
AGS LLC, 1st Lien Term Loan, LIBOR + 10%, 1.5% LIBOR Floor, due 8/15/16	$13,269,231	$12,865,029	$13,561,154	1.89%
AGS LLC, DDTL 1st Lien Term Loan, LIBOR + 10%, 1.5% LIBOR Floor, due 8/15/16	$1,730,769	1,672,303	1,768,846	0.25%
Total Gaming Industries		14,537,332	15,330,000

Grocery Stores (2.12%)
Bashas, Inc., Senior Secured 1st Lien FILO Term Loan, LIBOR + 9.35%, 1.5% LIBOR Floor, due 12/28/15	$14,952,340	14,910,425	15,176,625	2.12%

Inland Water Transportation (1.81%)
US Shipping Corp, Senior Secured 1st Lien Term Loan B, LIBOR + 7.75%, 1.25% LIBOR Floor, due 4/30/18	$12,635,000	12,508,650	12,950,875	1.81%

Insurance Related Activities (0.89%)
Confie Seguros Holding II Co., 2nd Lien Term Loan, LIBOR + 9%, 1.25% LIBOR Floor, due 5/8/19	$6,341,809	6,242,396	6,377,482	0.89%

Iron and Steel Mills and Ferroalloy Manufacturing (0.66%)
Essar Steel Algoma, Inc., Senior Secured Term Loan, LIBOR + 7.5%, 1.25% LIBOR Floor, due 9/20/14	$4,633,352	4,587,939	4,717,911	0.66%

Motion Picture and Video Industries (2.15%)
CORE Entertainment, Inc., Senior Secured 1st Lien Term Loan, 9%, due 6/21/17	$9,462,231	9,376,143	8,563,319	1.19%
CORE Entertainment, Inc., Senior Secured 2nd Lien Term Loan, 13.5%, due 6/21/18	$7,569,785	7,498,335	6,880,935	0.96%
Total Motion Picture and Video Industries		16,874,478	15,444,254

Newspaper, Periodical, Book, and Directory Publishers (4.31%)
Hanley-Wood, LLC, 1st Lien FILO Term Loan, LIBOR + 6.75%, 1.25% LIBOR Floor, due 7/15/18	$16,853,800	16,853,800	16,659,981	2.32%
MediMedia USA, Inc., 1st Lien Revolver, LIBOR + 6.75%, due 5/20/18	$5,270,000	4,107,500	4,833,908	0.67%
MediMedia USA, Inc., 1st Lien Term Loan, LIBOR + 6.75%, 1.25% LIBOR Floor, due 11/20/18	$9,725,625	9,445,718	9,482,484	1.32%
Total Newspaper, Periodical, Book, and Directory Publishers		30,407,018	30,976,373

Nonresidential Building Construction (1.40%)
NCM Group Holdings, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 11.5%, 1% LIBOR Floor, due 8/29/18	$10,000,000	9,607,266	10,020,000	1.40%

Oil and Gas Extraction (2.17%)
Willbros Group, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 9.75%, 1.25% LIBOR Floor, due 8/7/19	$15,464,780	15,089,437	15,565,301	2.17%

Other Amusement and Recreation Industries (1.66%)
Intrawest Cayman L.P., 1st Lien Term Loan, LIBOR + 5.75%, 1.25% LIBOR Floor, due 12/4/17 - (Cayman Islands)	$1,240,625	1,224,626	1,259,234	0.18%
Intrawest Cayman L.P., 2nd Lien Term Loan, LIBOR + 9.5%, 1.25% LIBOR Floor, due 12/4/18 - (Cayman Islands)	$10,250,000	10,020,472	10,617,258	1.48%
Total Other Amusement and Recreation Industries		11,245,098	11,876,492

Other Telecommunications (1.93%)
Securus Technologies, Inc., 2nd Lien Term Loan, LIBOR + 7.75%, 1.25% LIBOR Floor, due 4/30/21	$14,000,000	13,860,000	13,807,570	1.93%

Petroleum and Coal Products Manufacturing (1.12%)
Boomerang Tube, LLC, 2nd Lien Term Loan, LIBOR + 9.5%, 1.5% LIBOR Floor, due 10/11/17	$8,199,092	7,992,438	7,994,115	1.12%

Professional, Scientific, and Technical Services (3.56%)
Connolly, LLC, Senior Secured 2nd Lien Term Loan, LIBOR + 9.25%, 1.25% LIBOR Floor, due 7/15/19	$12,000,000	11,823,991	12,150,000	1.70%
ConvergeOne Holdings, 1st Lien Term Loan, LIBOR + 8%, 1.25% LIBOR Floor, due 5/8/19	$13,398,750	13,197,769	13,315,008	1.86%
Total Professional, Scientific, and Technical Services		25,021,760	25,465,008

Promoters of Performing Arts, Sports, and Similar Events (1.53%)
Stadium Management Group, Senior Secured 2nd Lien Term Loan, LIBOR + 9.50%, 1.25% LIBOR Floor, due 12/7/18	$11,000,000	10,810,717	11,000,000	1.53%

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statement of Investments (Unaudited) (Continued)

September 30, 2013

Showing Percentage of Total Cash and Investments of the Partnership

				Percent of
	Principal		Fair	Cash and
Investment	Amount	Cost	Value	Investments

Debt Investments (continued)
Radio and Television Broadcasting (3.38%)
SiTV, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 6% Cash + 4% PIK, 2% LIBOR Floor, due 8/3/16	$6,963,670	$6,606,633	$6,695,569	0.93%
The Tennis Channel, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 8.5%, due 5/29/17	$17,411,475	16,932,362	17,542,061	2.45%
Total Radio and Television Broadcasting		23,538,995	24,237,630

Retail (1.59%)
Kenneth Cole Productions, Inc., Senior Secured 1st Lien FILO Term Loan, LIBOR + 10.40%, 1% LIBOR Floor, due 9/25/17	$11,272,727	11,039,147	11,385,454	1.59%

Scheduled Air Transportation (1.89%)
Aircraft Secured Mortgages - Aircraft Leased to Delta Air Lines, Inc.
N913DL, 8%, due 3/15/17 (6)	$309,009	309,009	312,630	0.04%
N918DL, 8%, due 8/15/18 (6)	$405,670	405,670	406,810	0.06%
N954DL, 8%, due 3/20/19 (6)	$534,674	534,674	533,120	0.07%
N955DL, 8%, due 6/20/19 (6)	$552,809	552,809	549,950	0.08%
N956DL, 8%, due 5/20/19 (6)	$552,126	552,126	549,780	0.08%
N957DL, 8%, due 6/20/19 (6)	$557,644	557,644	554,710	0.08%
N959DL, 8%, due 7/20/19 (6)	$563,117	563,117	559,810	0.08%
N960DL, 8%, due 10/20/19 (6)	$584,112	584,112	579,360	0.08%
N961DL, 8%, due 8/20/19 (6)	$578,149	578,149	574,430	0.08%
N976DL, 8%, due 2/15/18 (6)	$414,871	414,871	417,690	0.06%
Aircraft Secured Mortgages - Aircraft Leased to United Airlines, Inc.
N510UA, 20%, due 10/26/16 (2)	$350,779	350,779	432,155	0.06%
N512UA, 20%, due 10/26/16 (2)	$355,995	355,995	440,895	0.06%
N536UA, 16%, due 9/29/14 (2)	$146,778	146,778	155,325	0.02%
N545UA, 16%, due 8/29/15 (2)	$283,688	283,688	314,355	0.04%
N585UA, 20%, due 10/25/16 (2)	$417,991	417,991	517,750	0.07%
N659UA, 12%, due 2/28/16 (6)	$2,969,265	2,969,265	3,220,168	0.45%
N661UA, 12%, due 5/4/16 (6)	$3,133,414	3,133,414	3,433,856	0.48%
Total Scheduled Air Transportation		12,710,091	13,552,794

Semiconductor and Other Electronic Component Manufacturing (1.95%)
Isola USA Corporation, 1st Lien Term Loan, LIBOR + 8%, 2% LIBOR Floor, due 9/30/15	$14,000,000	13,975,000	14,000,000	1.95%

Software Publishers (7.72%)
BlackLine Systems, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 0.4% Cash + 7.6% PIK, 1.5% LIBOR Floor, due 9/25/18	$12,327,311	11,558,608	11,797,237	1.65%
Coreone Technologies, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 3.75% Cash + 5% PIK, 1% LIBOR Floor, due 9/4/18	$13,385,761	13,058,716	13,345,603	1.86%
Deltek, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 8.75%, 1.25% LIBOR Floor, due 10/10/19	$15,000,000	14,799,078	15,131,325	2.11%
Edmentum, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 9.75%, 1.5% LIBOR Floor due 5/17/19	$15,000,000	14,740,242	15,037,500	2.10%
Total Software Publishers		54,156,644	55,311,665

Specialty Hospitals (0.77%)
UBC Healthcare Analytics, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 9%, 1% LIBOR Floor, due 7/1/18	$5,526,021	5,498,391	5,503,917	0.77%

Textile Furnishings Mills (2.29%)
Lexmark Carpet Mills, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 10%, 1% LIBOR Floor, due 9/30/18	$16,351,467	15,942,680	16,400,522	2.29%

Wired Telecommunications Carriers (2.88%)
Bulgaria Telecom Company AD, 1st Lien Facility 1A Term Loan, EURIBOR + 5.5%, due 11/9/17 - (Bulgaria) (4)	€3,228,624	3,488,734	4,096,584	0.57%
Integra Telecom Holdings, Inc., 2nd Lien Term Loan, LIBOR + 8.5%, 1.25% LIBOR Floor, due 2/22/20	$15,000,000	14,692,351	15,434,775	2.14%
Viva Telecom Bulgaria EAD, 1st Lien Facility 1B Term Loan, EURIBOR + 5.5%, due 11/9/17 - (Luxembourg) (4)	€970,906	1,049,125	1,231,917	0.17%
Total Wired Telecommunications Carriers		19,230,210	20,763,276

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statement of Investments (Unaudited) (Continued)

September 30, 2013

Showing Percentage of Total Cash and Investments of the Partnership

	Principal			Percent of
	Amount or		Fair	Cash and
Investment	Shares	Cost	Value	Investments

Debt Investments (continued)
Wireless Telecommunications Carriers (3.37%)
Globalive Wireless Management Corp., Senior Secured 1st Lien Term Loan, LIBOR + 10.9%, due 4/30/14 - (Canada)	$3,037,292	$2,933,872	$3,067,665	0.43%
Gogo, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 9.75%, 1.5% LIBOR Floor, due 6/21/17	$19,713,500	18,827,593	21,093,446	2.94%
Total Wireless Telecommunications Carriers		21,761,465	24,161,111

Total Bank Debt		548,595,475	548,925,302

Other Corporate Debt Securities (16.26%)
Architectural, Engineering, and Related Services (1.06%)
ESP Holdings, Inc., Junior Unsecured Subordinated Promissory Notes, 6% Cash + 10% PIK, due 12/31/19 (2), (5)	$7,574,339	7,574,339	7,574,339	1.06%

Artificial Synthetic Fibers and Filaments Manufacturing (1.27%)
AGY Holding Corporation, Senior Secured 2nd Lien Notes, 11%, due 11/15/16 (2), (5)	$9,268,000	7,586,317	9,124,346	1.27%

Beverage Manufacturing (1.12%)
Carolina Beverage Group, LLC, Secured Notes, 10.625%, due 8/1/18 (5)	$7,780,000	7,780,000	7,993,950	1.12%

Data Processing, Hosting, and Related Services (1.06%)
The Telx Group, Inc., Senior Unsecured Notes, 10% Cash + 2% PIK, due 9/26/19 (5)	$7,063,598	6,925,117	7,628,686	1.06%

Fabricated Metal Product Manufacturing (1.48%)
Constellation Enterprises, LLC, Senior Secured 1st Lien Notes, 10.625%, due 2/1/16 (5)	$12,500,000	12,322,875	10,500,000	1.48%

Metal Ore Mining (0.90%)
St Barbara Ltd., 1st Priority Senior Secured Notes, 8.875%, due 4/15/18 (5)	$7,359,000	7,324,728	6,475,920	0.90%

Nondepository Credit Intermediation (1.49%)
Caribbean Financial Group, Senior Secured Notes, 11.5%, due 11/15/19 (5)	$10,000,000	9,818,866	10,700,000	1.49%

Plastics Products Manufacturing (1.99%)
Iracore International, Inc., Senior Secured Notes, 9.5%, due 6/1/18 (5)	$13,600,000	13,600,000	14,242,248	1.99%

Satellite Telecommunications (1.40%)
Avanti Communications Group, PLC, Senior Secured Notes, 10%, due 10/1/19 (5)	$9,914,000	9,914,000	10,062,710	1.40%

Scientific Research and Development Services (2.40%)
BPA Laboratories, Inc., Senior Secured Notes, 12.25%, due 4/1/17 (5)	$17,200,000	16,536,295	17,200,000	2.40%

Structured Note Funds (2.09%)
Magnolia Finance V plc, Asset-Backed Credit Linked Notes, 13.125%, due 8/2/21 (5)	$15,000,000	15,000,000	15,000,000	2.09%

Total Other Corporate Debt Securities		114,382,537	116,502,199

Total Debt Investments		662,978,012	665,427,501

Equity Securities (5.40%)
Architectural, Engineering, and Related Services (0.94%)
ESP Holdings, Inc., Cumulative Preferred 15% (2), (3), (5)	20,297	2,249,930	3,947,862	0.54%
ESP Holdings, Inc., Common Stock (2), (3), (5)	88,670	9,311,782	2,864,872	0.40%
Total Architectural, Engineering, and Related Services		11,561,712	6,812,734

Business Support Services (0.18%)
STG-Fairway Holdings, LLC, Class A Units (3), (5)	80,396	1,100,348	1,310,535	0.18%

Data Processing, Hosting, and Related Services (0.14%)
Anacomp, Inc., Class A Common Stock (3), (5), (6)	1,255,527	26,711,048	1,016,977	0.14%

Depository Credit Intermediation (0.14%)
Doral Financial Corporation, Common Stock (3)	53,890	11,699,417	1,028,216	0.14%

Electric Power Generation, Transmission and Distribution (0.00%)
La Paloma Residual Bank Debt Claim (3), (5)	1,830,453	1,486,222	18	0.00%

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statement of Investments (Unaudited) (Continued)

September 30, 2013

Showing Percentage of Total Cash and Investments of the Partnership

				Percent of
			Fair	Cash and
Investment	Shares	Cost	Value	Investments

Equity Securities (continued)
Electronic Shopping (0.15%)
Shop Holding, LLC, Class A Units (3), (5)	490,037	$462,576	$876,641	0.11%
Shop Holding, LLC, Warrants to Purchase Class A Units (3), (5)	326,691	-	257,742	0.04%
Total Electronic Shopping		462,576	1,134,383

Financial Investment Activities (0.00%)
Marsico Holdings, LLC, Common Interest Units (3), (5)	168,698	172,694	9,278	-

Full-Service Restaurants (0.00%)
RM Holdco, LLC, Membership Units (2), (3), (5)	13,161,000	2,010,777	-	-

Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing (0.00%)
Precision Holdings, LLC, Class C Membership Interests (3), (5)	33	1,396	22,295	-

Nonmetallic Mineral Mining and Quarrying (0.22%)
EPMC HoldCo, LLC, Membership Units (2), (5)	1,312,720	-	1,562,137	0.22%

Other Amusement and Recreation Industries (0.01%)
Bally Total Fitness Holding Corporation, Common Stock (3), (5)	10,315	45,186,963	51,575	0.01%
Bally Total Fitness Holding Corporation, Warrants (3), (5)	18,394	-	2	-
Total Other Amusement and Recreation Industries		45,186,963	51,577

Radio and Television Broadcasting (0.05%)
SiTV, Inc., Warrants to Purchase Common Stock (3), (5)	233,470	300,322	361,879	0.05%

Scheduled Air Transportation (1.40%)
Equipment Trusts - Aircraft Leased to Delta Air Lines, Inc.
N913DL Trust Beneficial Interests (5), (6)	660	100,924	127,840	0.02%
N918DL Trust Beneficial Interests (5), (6)	574	114,603	144,330	0.02%
N954DL Trust Beneficial Interests (5), (6)	548	139,665	67,150	0.01%
N955DL Trust Beneficial Interests (5), (6)	535	140,951	114,070	0.02%
N956DL Trust Beneficial Interests (5), (6)	538	141,032	109,140	0.02%
N957DL Trust Beneficial Interests (5), (6)	535	141,952	110,160	0.02%
N959DL Trust Beneficial Interests (5), (6)	532	142,867	111,010	0.02%
N960DL Trust Beneficial Interests (5), (6)	524	146,586	117,980	0.02%
N961DL Trust Beneficial Interests (5), (6)	530	145,765	120,360	0.02%
N976DL Trust Beneficial Interests (5), (6)	599	118,542	103,190	0.01%
Equipment Trusts - Aircraft Leased to United Airlines, Inc.
N510UA Trust Beneficial Interests (2), (5)	51	184,456	482,632	0.07%
N512UA Trust Beneficial Interests (2), (5)	50	180,417	475,760	0.07%
N536UA Trust Beneficial Interests (2), (5)	76	369,656	665,221	0.09%
N545UA Trust Beneficial Interests (2), (5)	63	325,962	655,903	0.09%
N585UA Trust Beneficial Interests (2), (5)	50	201,234	588,050	0.08%
United N659UA-767, LLC (N659UA) (5), (6)	386	2,005,203	2,906,192	0.41%
United N661UA-767, LLC (N661UA) (5), (6)	375	1,978,592	2,916,543	0.41%
Total Scheduled Air Transportation		6,578,407	9,815,531

Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing (0.23%)
KAGY Holding Company, Inc., Series A Preferred Stock (2), (3), (5)	9,777,740	1,091,200	1,632,576	0.23%

Semiconductor and Other Electronic Component Manufacturing (0.03%)
AIP/IS Holdings, LLC, Membership Units (3), (5)	352	-	229,504	0.03%

Software Publishers (0.08%)
SLS Breeze Intermediate Holdings, Inc., Warrants to Purchase Common Stock (3), (5)	1,232,731	522,678	540,429	0.08%

Support Activities for Mining (0.51%)
DeepOcean Group Holding BV, Common Stock - (Norway) (3), (5)	145,824	3,094,604	3,631,017	0.51%

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statement of Investments (Unaudited) (Continued)

September 30, 2013

Showing Percentage of Total Cash and Investments of the Partnership

			Fair	Cash and
Investment	Shares	Cost	Value	Investments

Equity Securities (continued)

Wired Telecommunications Carriers (1.32%)
Integra Telecom, Inc., Common Stock (3), (5)	1,274,522	$8,433,884	$5,606,832	0.77%
Integra Telecom, Inc., Warrants (3), (5)	346,939	19,920	205,050	0.03%
V Telecom Investment S.C.A, Common Shares - (Luxembourg) (3), (4), (5)	1,393	3,236,256	3,697,018	0.52%
Total Wired Telecommunications Carriers		11,690,060	9,508,900

Total Equity Securities		123,670,424	38,667,986

Total Investments (7)		786,648,436	704,095,487

Cash and Cash Equivalents			12,566,659	1.75%

Total Cash and Investments			$716,662,146	100.00%

 Notes to Statement of Investments:

(1)	Investments in bank debt generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.
(2)	Non-controlled affiliate – as defined under the Investment Company Act of 1940 (ownership of between 5% and 25% of the outstanding voting securities of this issuer).
(3)	Non-income producing security.
(4)	Principal amount denominated in foreign currency. Amortized cost and fair value converted from foreign currency to US dollars. (See Note 2)
(5)	Restricted security. (See Note 2)
(6)	Controlled issuer – as defined under the Investment Company Act of 1940 (ownership of 25% or more of the outstanding voting securities of this issuer). Investment is not more than 50% owned nor deemed to be a significant subsidiary.
(7)	Includes investments with an aggregate market value of $2,940,000 that have been segregated to collateralize certain unfunded commitments.

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $354,541,956 and $176,516,172, respectively for the nine months ended September 30, 2013. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of September 30, 2013 was $703,067,274, or 98.1% of total cash and investments of the Partnership.

Options and Swaps at September 30, 2013 were as follows:

Investment	Notional Amount	Fair Value

Interest Rate Cap, 4%, expires 5/15/2016	$25,000,000	$19,152
Euro/US Dollar Cross-Currency Basis Swap, Pay Euros/Receive USD, Expires 5/16/14	$6,040,944	$52,694

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

See accompanying notes.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012 (1)
Investment income
Interest income:
Unaffiliated issuers	$14,257,066	$10,162,568	$41,745,035	$27,140,094
Controlled companies	293,711	360,975	936,296	360,975
Other affiliates	1,938,950	1,310,590	4,035,115	4,556,220
Dividend income:
Other affiliates	-	-	-	1,811,189
Other income:
Unaffiliated issuers	529,011	-	1,105,959	520,580
Controlled companies	183,650	94,726	495,165	440,584
Other affiliates	85,983	182,114	305,739	182,114
Total investment income	17,288,371	12,110,973	48,623,309	35,011,756

Operating expenses
Management and advisory fees	2,205,517	1,737,237	6,110,550	4,985,610
Interest expense	340,711	33,575	663,820	90,023
Administrative expenses	256,806	-	592,422	-
Amortization of deferred debt issuance costs	218,764	110,977	470,242	330,519
Legal fees, professional fees and due diligence expenses	145,960	257,323	226,718	498,255
Commitment fees	85,749	61,487	146,843	193,848
Director fees	50,986	25,000	147,045	91,667
Insurance expense	36,694	24,738	89,261	62,123
Custody fees	44,901	24,922	102,802	69,675
Professional fees relating to the Conversion	-	-	-	278,190
Other operating expenses	92,266	69,819	235,142	161,613
Total operating expenses	3,478,354	2,345,078	8,784,845	6,761,523

Net investment income	13,810,017	9,765,895	39,838,464	28,250,233

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in unaffiliated issuers	804,482	8,403,999	(2,773,020)	5,299,895
Investments in non-controlled affiliates	-	-	-	718,845
Net realized gain (loss)	804,482	8,403,999	(2,773,020)	6,018,740

Net change in net unrealized appreciation/depreciation	2,132,565	(8,059,602)	8,723,819	(13,059,404)
Net realized and unrealized gain (loss)	2,937,047	344,397	5,950,799	(7,040,664)

Dividends paid on the preferred equity facility	(364,043)	(397,050)	(1,131,014)	(1,142,233)
Net change in accumulated dividends on the preferred equity facility	(23,939)	(2,071)	(7,928)	(69,164)
Net increase in net assets applicable to common limited and general partners resulting from operations	$16,359,082	$9,711,171	$44,650,321	$19,998,172

See accompanying notes.

(1)  Prior to the Conversion on April 2, 2012, the Partnership's portfolio had different objectives.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statements of Changes in Net Assets

	Nine Months Ended September 30, 2013 (Unaudited)
		Common
		Limited	General
	Total	Partner	Partner
Net assets applicable to common limited and general partners, beginning of year	$317,209,574	$317,209,574	$-

Contributions from common limited partner	78,815,250	78,815,250	-

Net investment income	39,838,464	32,029,339	7,809,215
Net realized loss	(2,773,020)	(2,218,416)	(554,604)
Net change in unrealized appreciation/depreciation	8,723,819	6,979,055	1,744,764
Dividends paid on preferred equity facility	(1,131,014)	(904,811)	(226,203)
Net change in accumulated dividends on preferred equity facility	(7,928)	(6,342)	(1,586)
Net increase in net assets applicable to common limited and general partners resulting from operations	44,650,321	35,878,825	8,771,496

Distributions to common limited and general partners from:
Net investment income	(37,499,123)	(29,917,788)	(7,581,335)
Realized gains	(312,598)	–	(312,598)

Net assets applicable to common limited and general partners, end of period (including accumulated net investment income of $27,877,537, $27,527,022 and $350,515, respectively)	$402,863,424	$401,985,860	$877,563

	Year Ended December 31, 2012
		Common
		Limited	General
	Total	Partner	Partner
Net assets applicable to common limited and general partners, beginning of year	$237,606,302	$237,606,302	$-

Contributions from common limited partner	82,692,187	82,692,187	-

Net investment income	42,473,133	42,473,133	-
Net realized loss	(15,990,188)	(15,990,188)	-
Net change in unrealized appreciation/depreciation	3,205,937	3,205,937	-
Dividends paid on preferred equity facility	(1,542,932)	(1,542,932)	-
Net change in accumulated dividends on preferred equity facility	(59,867)	(59,867)	-
Net increase in net assets applicable to common limited and general partners resulting from operations	28,086,083	28,086,083	-

Distributions to common limited and general partners from:
Net investment income	(31,174,998)	(31,174,998)	-

Net assets applicable to common limited and general partners, end of year (including accumulated net investment income of $26,677,138, $26,326,623 and $350,515, respectively)	$317,209,574	$317,209,574	$-

See accompanying notes.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net increase in net assets applicable to common shareholders resulting from operations	$44,650,321	$19,998,172
Adjustments to reconcile net increase in net assets applicable to common shareholders resulting from operations to net cash used in
operating activities:
Net realized gain (loss)	2,773,020	(6,018,740)
Net change in unrealized appreciation/depreciation of investments	(8,675,023)	13,426,667
Dividends paid on the preferred equity facility	1,131,014	1,142,233
Net change in accumulated dividends on the preferred equity facility	7,928	69,164
Accretion of original issue discount	(1,703,018)	(521,847)
Net accretion of market discount/premium	(674,077)	(1,708,108)
Interest and dividend income paid in kind	(1,248,459)	(1,761,682)
Amortization of deferred debt issuance costs	470,242	330,519
Changes in assets and liabilities:
Purchases of investment securities	(353,293,497)	(243,833,001)
Proceeds from sales, maturities and paydowns of investments	176,516,172	129,105,822
Decrease (increase) in accrued interest income - unaffiliated issuers	(2,346,218)	177,904
Decrease (increase) in accrued interest income - controlled companies	8,749	(56,280)
Increase in accrued interest income - other affiliates	(321,152)	(606,711)
Decrease (increase) in receivable for investments sold	6,439,614	(6,864,975)
Increase in receivable from parent	-	(99,258)
Decrease (increase) in prepaid expenses and other assets	(343,025)	826,264
Increase in payable for investments purchased	15,103,635	19,657,089
Increase (decrease) in payable to the Investment Manager	121,709	(6,059)
Decrease in management and advisory fees payable	-	(565,599)
Increase (decrease) in interest payable	170,674	(17,743)
Increase (decrease) in accrued expenses and other liabilities	234,692	(163,005)
Net cash used in operating activities	(120,976,699)	(77,489,174)

Financing activities
Proceeds from draws on credit facilities	191,000,000	122,000,000
Principal repayments on credit facilities	(115,000,000)	(103,000,000)
Payments of debt issuance costs	(3,058,502)	-
Dividends paid on the preferred equity facility	(1,131,014)	(1,142,233)
Distributions paid to common limited partner	(29,917,788)	(22,378,323)
Distributions of incentive allocation to the General Partner	(5,199,777)	-
Contributions from common limited partner	78,815,250	2,692,187
Net cash provided by financing activities	115,508,169	78,171,631

Net increase (decrease) in cash and cash equivalents	(5,468,530)	682,457
Cash and cash equivalents at beginning of period	18,035,189	10,831,678
Cash and cash equivalents at end of period	$12,566,659	$11,514,135

Supplemental cash flow information
Interest payments	$493,146	$107,766

See accompanying notes.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2013

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

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2013

1. Organization and Nature of Operations (continued)

Preferred Equity

At September 30, 2013, the Partnership had 6,700 Series A preferred limited partner interests (the “Preferred Interests”) issued and outstanding with a liquidation preference of $20,000 per preferred limited interest. The Preferred Interests are redeemable at the option of the Partnership, subject to certain conditions. Additionally, under certain conditions, the Partnership may be required to either redeem certain of the Preferred Interests or repay indebtedness, at the Partnership’s option. Such conditions would include a failure by the Partnership to maintain adequate collateral as required by its credit facility agreement or by the Statement of Preferences of the Preferred Interests or a failure by the Partnership to maintain sufficient asset coverage as required by the 1940 Act. As of September 30, 2013, the Partnership was in full compliance with such requirements.

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

September 30, 2013

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

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2013

2. Summary of Significant Accounting Policies (continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of September 30, 2013 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.)
Bank Debt	$448,827,207	Market rate approach	Market yields	5.1% - 17.6% (10.5%)
		Market quotations	Indicative bid/ask quotes	1 - 4 (2)
		Market comparable companies	Revenue multiples	0.4x (0.4x)
		Market comparable companies	EBITDA multiples	6.5x (6.5x)
Other Corporate Debt	$45,803,291	Market rate approach	Market yields	14.2% (14.2%)
		Market quotations	Indicative bid/ask quotes	1 – 11 (4)
		Market comparable companies	EBITDA multiples	6.5x - 10.0x (8.1x)
Equity	$37,639,774	Market rate approach	Market yields	13.0% - 18.0% (13.6%)
		Market quotations	Indicative bid/ask quotes	1 - 2 (1)
		Market comparable companies	Revenue multiples	0.4x - 1.1x (1.1x)
		Market comparable companies	EBITDA multiples	3.4x – 8.0x (5.5x)

Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Market yields	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease

Investments may be categorized based on the types of inputs used in valuing such investments. The level in the GAAP valuation hierarchy in which an investment falls is based on the lowest level input that is significant to the valuation of the investment in its entirety. Transfers between levels are recognized as of the beginning of the reporting period.

At September 30, 2013, the Partnership’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$-	$-	$1,028,216
2	Other observable market inputs*	100,098,095	70,698,908	-
3	Independent third-party pricing sources that employ significant unobservable inputs	448,827,207	38,174,605	34,757,266
3	Investment Manager valuations with significant unobservable inputs	-	7,628,686	2,882,504
Total		$548,925,302	$116,502,199	$38,667,986

*	For example, quoted prices in inactive markets or quotes for comparable investments.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2013

2. Summary of Significant Accounting Policies (continued)

Changes in investments categorized as Level 3 during the nine months ended September 30, 2013 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$359,343,326	$17,171,637	$32,675,370
Net realized and unrealized gains (losses)	(1,062,389)	7,520,997	(3,573,701)
Acquisitions	215,773,748	22,962,665	11,023,992
Dispositions	(100,185,011)	(15,172,634)	(3,215,534)
Transfers out of Level 3 *	(58,651,283)	(10,300,000)	-
Transfers into Level 3†	33,608,816	15,991,940	-
Reclassifications within Level 3 ‡	-	-	(2,152,861
Ending balance	$448,827,207	$38,174,605	$34,757,266

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(740,697)	$1,570,023	$(2,724,223)

*	Comprised of nine investments that transferred to Level 2 due to increased observable market activity.
†	Comprised of five investments that transferred from Level 2 due to reduced trading volumes.
‡	Comprised of one investment that was reclassified to Investment Manager Valuation.

	Investment Manager Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$-	$7,167,458	$1,424,764
Net realized and unrealized gains (losses)	-	356,327	(607,055)
Acquisitions	-	104,901	-
Dispositions	-	-	(88,066)
Reclassifications within Level 3 §	-	-	2,152,861
Ending balance	$-	$7,628,686	$2,882,504

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$-	$356,327	$(607,055)

§	Comprised of one investment that was reclassified from Independent Third-Party Valuation.

There were no transfers between Level 1 and 2 during the nine months ended September 30, 2013.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2013

2. Summary of Significant Accounting Policies (continued)

At December 31, 2012, the Partnership’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$-	$-	$780,431
2	Other observable market inputs*	45,667,016	53,453,085	-
3	Independent third-party pricing sources that employ significant unobservable inputs	359,343,326	17,171,637	32,675,370
3	Investment Manager valuations with significant unobservable inputs	-	7,167,458	1,424,764
Total		$405,010,342	$77,792,180	$34,880,565

*	For example, quoted prices in inactive markets or quotes for comparable investments.

Changes in investments categorized as Level 3 during the year ended December 31, 2012 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$159,949,811	$24,061,229	$68,114,764
Net realized and unrealized losses	(8,709,385)	(6,540,882)	(7,100,618)
Acquisitions	288,929,785	3,731,290	9,584,408
Dispositions	(84,994,292)	-	(37,923,184)
Transfers out of Level 3 †	-	(4,080,000)	-
Transfers into Level 3 ‡	4,167,407	-	-
Ending balance	$359,343,326	$17,171,637	$32,675,370

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized losses, above)	$(5,856,277)	$127,255	$(9,797,319)

†	Comprised of one investment that transferred to Level 2 due to increased trading volumes.
‡	Comprised of one investment that transferred from Level 2 due to reduced trading volumes.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2013

2. Summary of Significant Accounting Policies (continued)

	Investment Manager Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$51,436	$7,464,188	$1,252,190
Net realized and unrealized gains (losses)	-	284,156	274,554
Acquisitions	-	148,281	-
Dispositions	-	(729,167)	(5,842)
Transfers out of Level 3 §	-	-	(147,574)
Reclassifications within Level 3 **	(51,436)	-	51,436
Ending balance	$-	$7,167,458	$1,424,764

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$-	$272,637	$274,555

§	Comprised of one investment that transferred to Level 2 due to increased trading volumes.
**	Comprised of claims in the liquidation of a portfolio company that were reclassified as equity.

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

September 30, 2013

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

Foreign Investments

The Partnership and TCPC Funding may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 1.3% and 1.6% of total investments at September 30, 2013 and December 31, 2012, respectively. Such positions were converted at the respective closing rate in effect at September 30, 2013 and December 31, 2012 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

Derivatives

In order to mitigate certain currency exchange and interest rate risks, the Partnership has entered into certain swap and option transactions. All derivatives are recognized as either assets or liabilities in the Consolidated Statement of Assets and Liabilities. The transactions entered into are accounted for using the mark-to-market method with the resulting change in fair value recognized in earnings for the current period. Risks may arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts and from unanticipated movements in interest rates and the value of foreign currency relative to the U.S. dollar.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2013

2. Summary of Significant Accounting Policies (continued)

During the nine months ended September 30, 2013, TCPC Funding purchased an interest rate cap with a notional amount of $25,000,000. At September 30, 2013 and September 30, 2012, the Partnership held a cross currency basis swap with a notional amount of $6,040,944. Gains and losses from derivatives during the nine months ended September 30, 2013 were included in net realized and unrealized loss on investments in the Consolidated Statement of Operations as follows:

Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)
Cross currency basis swaps	$-	$(126,670)
Interest rate cap	$-	$(32,598)

Gains and losses from derivatives during the nine months ended September 30, 2012 were included in net realized and unrealized loss on investments in the Consolidated Statement of Operations as follows:

Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)
Cross currency basis swaps	$-	$145,906

The valuations of derivatives held at September 30, 2013 and September 30, 2012 were determined using observable market inputs other than quoted prices in active markets for identical assets and, accordingly, are classified as Level 2 in the GAAP valuation hierarchy.

Debt Issuance Costs

Costs of approximately $3.5 million were incurred during 2006 in connection with placing the Partnership’s revolving credit facility. Additional costs of approximately $1.5 million were incurred during 2013 in connection with the extension of the facility (see Note 4). These costs were deferred and are being amortized on a straight-line basis over the remaining estimated life of the facility. The impact of utilizing the straight-line amortization method versus the effective-interest method is not material to the operations of the Partnership.

Costs of approximately $1.6 million were incurred during 2013 in connection with placing TCPC Funding’s revolving credit facility (see Note 4). These costs were deferred and are being amortized on a straight-line basis over three years, the estimated life of that facility. The impact of utilizing the straight-line amortization method versus the effective-interest method is not material to the operations of the Partnership or TCPC Funding.

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

September 30, 2013

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

Income Taxes

The income or loss of the Partnership and TCPC Funding is reported in the respective partners’ income tax returns. Consequently, no income taxes are paid at the partnership level or reflected in the Partnership’s financial statements. In accordance with ASC Topic 740 – Income Taxes, the Partnership and TCPC Funding recognize in their respective financial statements the effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination. As of September 30, 2013, all tax years of the Partnership and TCPC Funding since January 1, 2010 remain subject to examination by federal tax authorities. No such examinations are currently pending.

Cost and unrealized appreciation and depreciation of investments (including derivatives) for U.S. federal income tax purposes at September 30, 2013 were as follows:

Unrealized appreciation	$30,645,941
Unrealized depreciation	(113,178,794)
Net unrealized depreciation	(82,532,853)

Cost	$786,700,186

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2013

3. Management Fees, Incentive Compensation and Other Expenses

Following the Conversion, the Partnership’s management fee is calculated at an annual rate of 1.5% of total assets (excluding cash and cash equivalents) on a consolidated basis as of the beginning of each quarter and is payable to the Investment Manager quarterly in arrears.

Incentive compensation is only paid to the extent that TCPC’s total performance exceeds a cumulative 8% annual return since January 1, 2013 (the “Total Return Hurdle”). No incentive compensation was incurred prior to January 1, 2013. Beginning January 1, 2013, the incentive compensation equals 20% of net investment income (reduced by preferred dividends) and 20% of net realized gains (reduced by any net unrealized losses), subject to the Total Return Hurdle. The incentive compensation is payable quarterly in arrears as an allocation and distribution to the General Partner and is calculated as the difference between cumulative incentive compensation earned since January 1, 2013 and cumulative incentive compensation paid since January 1, 2013. A reserve for incentive compensation is allocated to the account of the General Partner based on incentive compensation that would have been distributable to the General Partner assuming a hypothetical liquidation of TCPC and the Partnership at net asset value on the balance sheet date. At September 30, 2013, the General Partner’s equity interest in the Partnership was comprised entirely of a reserve amount of $877,563 as reflected in the Consolidated Statement of Changes in Net Assets.

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

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2013

4. Debt

At September 30, 2013 and December 31, 2012, debt was comprised of amounts outstanding under senior secured revolving credit facilities issued by the Partnership (the “Partnership Facility”) and TCPC Funding (the “TCPC Funding Facility,” and, together with the Partnership Facility, the “Senior Facilities”) as follows:

	September 30, 2013	December 31, 2012
Partnership Facility	$102,000,000	$74,000,000
TCPC Funding Facility	48,000,000	-
Total Debt	$150,000,000	$74,000,000

Partnership Facility

The Partnership Facility provides for amounts to be drawn up to $116 million, subject to certain collateral and other restrictions. On September 19, 2013, the Partnership Facility was amended to extend the maturity date from July 31, 2014 to July 31, 2016. Most of the cash and investments held directly by the Partnership, as well as the net assets of TCPC Funding, are included in the collateral for the facility.

Advances under the Partnership Facility through July 31, 2014 bear interest at LIBOR plus 0.44% per annum, except in the case of loans from CP Conduits, which bear interest at the higher of LIBOR plus 0.44% or the CP Conduit’s cost of funds plus 0.44%, subject to certain limitations. Advances under the Partnership Facility for periods from July 31, 2014 through the maturity date of the facility will bear interest at LIBOR plus 2.50% per annum, except in the case of loans from CP Conduits, which bear interest at the higher of LIBOR plus 2.50% or the CP Conduit’s cost of funds plus 2.50%, subject to certain limitations. In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.20% per annum on the unused portion of the facility, or 0.25% per annum when less than $46.4 million in borrowings are outstanding. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Partnership fail to satisfy certain financial or other covenants. As of September 30, 2013, the Partnership was in full compliance with such covenants.

TCPC Funding Facility

The TCPC Funding Facility, issued on May 17, 2013, provides for amounts to be drawn up to $100 million, subject to certain collateral and other restrictions. The facility matures May 17, 2016, subject to extension by the lender at the request of TCPC Funding, and contains an accordion feature which allows for expansion of the facility up to $200 million subject to consent from the lender and other customary conditions. The cash and investments of TCPC Funding are included in the collateral for the facility.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2013

4. Debt (continued)

Borrowings under the TCPC Funding Facility bear interest at a rate of LIBOR plus 2.75% per annum. In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.75% per annum on the unused portion of the facility, or 1.00% per annum when the unused portion is greater than 33% of the total facility. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding fail to satisfy certain financial or other covenants. As of September 30, 2013, TCPC Funding was in full compliance with such covenants.

The weighted-average interest rates on total outstanding borrowings at September 30, 2013 and December 31, 2012 were 1.39% and 0.65%, respectively.

5. Commitments, Concentration of Credit Risk and Off-Balance Sheet Risk

The Partnership and TCPC Funding conduct business with brokers and dealers that are primarily headquartered in New York and Los Angeles and are members of the major securities exchanges. Banking activities are conducted with a firm headquartered in the New York area.

In the normal course of business, investment activities involve executions, settlement and financing of various transactions resulting in receivables from, and payables to, brokers, dealers and the custodian. These activities may expose the Partnership and TCPC Funding to risk in the event that such parties are unable to fulfill contractual obligations. Management does not anticipate any material losses from counterparties with whom it conducts business. Consistent with standard business practice, the Partnership and TCPC Funding enter into contracts that contain a variety of indemnifications, and are engaged from time to time in various legal actions. The maximum exposure under these arrangements and activities is unknown. However, management expects the risk of material loss to be remote. The Consolidated Statement of Investments includes certain revolving loan facilities held by the Partnership with aggregate unfunded balances of $2,480,000 at September 30, 2013.

6. Related Parties

TCPC, the Partnership, TCPC Funding, the Investment Manager, the General Partner and their members and affiliates may be considered related parties. From time to time, the Partnership advances payments to third parties on behalf of TCPC. At September 30, 2013, no such amounts were outstanding. From time to time, the Investment Manager advances payments to third parties on behalf of the Partnership and receives reimbursement from the Partnership. At September 30, 2013, such amounts totaled $169,858, as reflected in the Consolidated Statement of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Partnership (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Partnership, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Partnership. For the nine months ended September 30, 2013, expenses allocated pursuant to the Administration Agreement totaled $592,422. The Administrator waived reimbursement of all administrative expenses prior to January 1, 2013.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2013

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

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2013

9. Financial Highlights

Nine Months Ended
September 30, 2013

Return on invested assets (1), (2)	9.9%

Gross return to common limited partner (1)	13.3%
Less: General Partner incentive allocation (1)	(2.6)%
Return to common limited partner (1), (3)	10.7%

Ratios to average common equity: (4), (5)
Net investment income	11.8%
Expenses	3.2%
Expenses and General Partner allocation	5.7%

Ending net assets attributable to common limited partner	$401,985,860
Portfolio turnover rate (1)	31.1%
Weighted-average debt outstanding	$77,106,227
Weighted-average interest rate on debt	1.2%

(1)	Not annualized.

(2)	Return on invested assets is a time-weighted, geometrically linked rate of return and excludes cash and cash equivalents.

(3)	Returns (net of dividends on the preferred equity facility, allocations to General Partner and Partnership expenses, including financing costs and management fees) are calculated on a monthly geometrically linked, time-weighted basis.

(4)	Net investment income and expenses annualized. General Partner allocation not annualized.

(5)	These ratios include interest expense but do not reflect the effect of dividends on the preferred equity facility.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Schedule of Changes in Investments in Affiliates (1) (Unaudited)

Nine Months Ended September 30, 2013

Security	Value, Beginning of Period	Acquisitions	Dispositions (2)	Value, End of Period

AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/16	$-	$2,056,927	$-	$2,056,927
AGY Holding Corporation, Senior Secured 2nd Lien Notes, 11%, due 11/15/16	-	7,586,317	-	9,124,346
Anacomp, Inc., Class A Common Stock	1,255,527	-	-	1,016,977
EPMC HoldCo, LLC, Membership Units	2,730,458	-	(1,481,930)	1,562,137
ESP Holdings, Inc., Cumulative Preferred 15%	3,643,088	-	-	3,947,862
ESP Holdings, Inc., Common Stock	2,263,124	-	-	2,864,872
ESP Holdings, Inc., Junior Unsecured Subordinated Promissory Notes, 6% Cash + 10% PIK, due 12/31/19	7,134,137	364,499	-	7,574,339
KAGY Holding Company, Inc., Series A Preferred Stock	-	8,096,057		1,632,576
N510UA Aircraft Secured Mortgage, 20%, due 10/26/16	548,340	-	(59,630)	432,155
N512UA Aircraft Secured Mortgage, 20%, due 10/26/16	556,225	-	(58,349)	440,895
N536UA Aircraft Secured Mortgage, 16%, due 9/29/14	277,780	-	(105,163)	155,325
N545UA Aircraft Secured Mortgage, 16%, due 8/29/15	436,810	-	(94,237)	314,355
N585UA Aircraft Secured Mortgage, 20%, due 10/25/16	653,220	-	(68,510)	517,750
N659UA Aircraft Secured Mortgage, 12%, due 2/28/16	4,264,148	-	(738,165)	3,220,168
N661UA Aircraft Secured Mortgage, 12%, due 5/4/16	4,351,424	-	(715,870)	3,433,856
N510UA Equipment Trust Beneficial Interests	479,682	59,630	(26,934)	482,632
N512UA Equipment Trust Beneficial Interests	473,761	58,349	(26,492)	475,760
N536UA Equipment Trust Beneficial Interests	624,746	105,163	(33,901)	665,221
N545UA Equipment Trust Beneficial Interests	616,897	94,366	(35,652)	655,903
N585UA Equipment Trust Beneficial Interests	583,391	68,510	(35,082)	588,050
N913DL Aircraft Secured Mortgage, 8%, due 3/15/17	367,370	-	(57,549)	312,630
N918DL Aircraft Secured Mortgage, 8%, due 8/15/18	454,580	-	(50,943)	406,810
N954DL Aircraft Secured Mortgage, 8%, due 3/20/19	597,720	-	(58,526)	533,120
N955DL Aircraft Secured Mortgage, 8%, due 6/20/19	612,000	-	(56,298)	549,950
N956DL Aircraft Secured Mortgage, 8%, due 5/20/19	612,850	-	(57,234)	549,780
N957DL Aircraft Secured Mortgage, 8%, due 6/20/19	617,440	-	(56,790)	554,710
N959DL Aircraft Secured Mortgage, 8%, due 7/20/19	622,030	-	(56,351)	559,810
N960DL Aircraft Secured Mortgage, 8%, due 10/20/19	640,730	-	(55,519)	579,360
N961DL Aircraft Secured Mortgage, 8%, due 8/20/19	636,990	-	(56,860)	574,430
N976DL Aircraft Secured Mortgage, 8%, due 2/15/18	473,280	-	(59,136)	417,690
N913DL Equipment Trust Beneficial Interests	111,520	57,549	(70,524)	127,840
N918DL Equipment Trust Beneficial Interests	120,530	50,943	(67,003)	144,330
N954DL Equipment Trust Beneficial Interests	113,390	58,526	(80,813)	67,150
N955DL Equipment Trust Beneficial Interests	160,650	56,298	(79,828)	114,070
N956DL Equipment Trust Beneficial Interests	163,200	57,234	(80,928)	109,140
N957DL Equipment Trust Beneficial Interests	163,880	56,790	(80,593)	110,160
N959DL Equipment Trust Beneficial Interests	164,390	56,351	(80,261)	111,010
N960DL Equipment Trust Beneficial Interests	169,660	55,519	(80,008)	117,980
N961DL Equipment Trust Beneficial Interests	171,360	56,860	(81,410)	120,360
N967DL Equipment Trust Beneficial Interests	83,300	59,136	(76,920)	103,190
RM Holdco, LLC, Membership Units	849,478	-	-	-
RM Holdco, LLC, Subordinated Convertible Term Loan, 1.12% PIK, due 3/21/18	5,106,805	-	-	3,516,036
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 11%, due 3/19/16	3,759,156	13,179	(90,039)	3,682,296
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B, 12% Cash + 7% PIK, due 3/19/16	6,258,122	373,624	-	6,631,746
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B-1, 12% Cash + 7% PIK, due 3/19/16	1,976,470	123,303	-	2,090,096
RM OpCo, LLC, Convertible 1st Lien Term Loan Tranche B-1, 12% Cash + 7% PIK, due 3/21/16	-	1,299,048	-	1,332,013
United N659UA-767, LLC (N659UA)	2,771,428	738,165	(506,035)	2,906,193
United N661UA-767, LLC (N661UA)	2,789,809	715,870	(497,275)	2,916,543

Notes to Schedule of Changes in Investments in Affiliates:

(1) The issuers of the securities listed on this schedule are considered affiliates under the Investment Company Act of 1940 due to the ownership by the Company of 5% or more of the issuers' voting securities.

(2) Dispositions include sales, paydowns, mortgage amortizations, and aircraft depreciation.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Schedule of Changes in Investments in Affiliates (1)

Year Ended December 31, 2012

Security	Value, Beginning of Period	Acquisitions	Dispositions (2)	Value, End of Period

Anacomp, Inc., Class A Common Stock	$740,761	$-	$-	$1,255,527
Delta Air Lines, Inc., Aircraft Secured Mortgage (N913DL), 8%, due 7/15/18	-	403,947	(37,389)	367,370
Delta Air Lines, Inc., Aircraft Secured Mortgage (N918DL), 8%, due 7/15/18	-	490,003	(33,390)	454,580
Delta Air Lines, Inc., Aircraft Secured Mortgage (N954DL), 8%, due 9/20/19	-	631,014	(37,814)	597,720
Delta Air Lines, Inc., Aircraft Secured Mortgage (N955DL), 8%, due 9/20/19	-	645,523	(36,417)	612,000
Delta Air Lines, Inc., Aircraft Secured Mortgage (N956DL), 8%, due 9/20/19	-	646,372	(37,011)	612,850
Delta Air Lines, Inc., Aircraft Secured Mortgage (N957DL), 8%, due 9/20/19	-	651,170	(36,735)	617,440
Delta Air Lines, Inc., Aircraft Secured Mortgage (N959DL), 8%, due 9/20/19	-	655,930	(36,462)	622,030
Delta Air Lines, Inc., Aircraft Secured Mortgage (N960DL), 8%, due 9/20/19	-	675,587	(35,956)	640,730
Delta Air Lines, Inc., Aircraft Secured Mortgage (N961DL), 8%, due 9/20/19	-	671,812	(36,803)	636,990
Delta Air Lines, Inc., Aircraft Secured Mortgage (N976DL), 8%, due 7/15/18	-	512,643	(38,636)	473,280
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N913DL)	-	145,176	(31,277)	111,520
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N918DL)	-	162,691	(32,027)	120,530
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N954DL)	-	202,368	(40,415)	113,390
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N955DL)	-	204,598	(40,116)	160,650
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N956DL)	-	205,404	(40,679)	163,200
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N957DL)	-	206,328	(40,572)	163,880
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N959DL)	-	207,244	(40,467)	164,390
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N960DL)	-	211,653	(40,578)	169,660
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N961DL)	-	211,555	(41,241)	171,360
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N976DL)	-	173,597	(37,271)	83,300
EPMC HoldCo, LLC, Membership Units	5,264,007	-	(1,276,226)	2,730,458
ESP Holdings, Inc., Cumulative Preferred 15%	3,287,872	-	-	3,643,088
ESP Holdings, Inc., Common Stock	7,473,887	-	-	2,263,124
ESP Holdings, Inc., Junior Unsecured Subordinated Promissory Notes, 6% Cash + 10% PIK, due 12/31/19	6,240,393	1,000,494	-	7,134,137
International Wire Group Holdings, Inc., Common Stock	30,077,606	-	(31,940,733)	-
International Wire Group Holdings, Inc., Senior Notes, 11.5% Cash or 12.25% PIK, due 4/15/15	18,180,000	-	(18,000,000)	-
International Wire Group Holdings, Inc., Senior Secured Notes, 8.5%, due 10/15/17	-	15,000,000	-	15,450,000
Real Mex Restaurants, Inc. Senior Secured Notes, 14%, due 1/1/13	12,410,823	-	(6,627,711)	-
RM Holdco, LLC, Membership Units	-	2,010,777	-	849,478
RM Holdco, LLC, Subordinated Convertible Term Loan, 1.12% PIK, due 3/21/18	-	5,106,805	-	5,106,805
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 11%, due 3/19/16	-	3,759,156	-	3,759,156
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B, 12% Cash + 7% PIK, due 3/19/16	-	6,258,122	-	6,258,122
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B-1, 12% Cash + 7% PIK, due 3/19/16	-	1,922,118	-	1,976,470
United Airlines, Inc., Aircraft Secured Mortgage (N510UA), 20%, due 9/26/16	624,066	-	(66,886)	548,340
United Airlines, Inc., Aircraft Secured Mortgage (N512UA), 20%, due 10/26/16	630,208	-	(65,449)	556,225
United Airlines, Inc., Aircraft Secured Mortgage (N536UA), 16%, due 8/21/14	414,963	-	(122,068)	277,780
United Airlines, Inc., Aircraft Secured Mortgage (N545UA), 16%, due 7/17/15	563,575	-	(109,385)	436,810
United Airlines, Inc., Aircraft Secured Mortgage (N585UA), 20%, due 10/25/16	739,958	-	(76,848)	653,220
United Airlines, Inc., Aircraft Secured Mortgage (N659UA), 12%, due 3/28/16	5,014,613	-	(886,810)	4,264,148
United Airlines, Inc., Aircraft Secured Mortgage (N661UA), 12%, due 5/4/16	5,192,014	-	(860,025)	4,351,424
United Airlines, Inc., Equipment Trust Beneficial Interests (N510UA)	467,137	66,886	(35,913)	479,682
United Airlines, Inc., Equipment Trust Beneficial Interests (N512UA)	458,665	65,449	(35,325)	473,761
United Airlines, Inc., Equipment Trust Beneficial Interests (N536UA)	686,303	122,068	(45,201)	624,746
United Airlines, Inc., Equipment Trust Beneficial Interests (N545UA)	612,589	109,256	(47,505)	616,897
United Airlines, Inc., Equipment Trust Beneficial Interests (N585UA)	498,602	76,848	(46,776)	583,391
United N659UA-767, LLC (N659UA)	2,274,815	886,810	(674,712)	2,771,428
United N661UA-767, LLC (N661UA)	2,205,523	860,025	(663,033)	2,789,809

Notes to Consolidated Schedule of Changes in Investments in Affiliates:

(1)	The issuers of the securities listed on this schedule are considered affiliates under the Investment Company Act of 1940 due to the ownership by the Partnership of 5% or more of the issuers' voting securities.
(2)	Dispositions include sales, paydowns, mortgage amortizations, and aircraft depreciation.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

September 30, 2013

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

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidating Statement of Assets and Liabilities

Nine Months Ended September 30, 2013

	Special Value	TCPC		Special Value
	Continuation	Funding I,		Continuation
	Partners, LP	LLC		Partners, LP
	Standalone	Standalone	Eliminations	Consolidated
Assets
Investments:
Unaffiliated issuers	$537,151,568	$96,543,370	$-	$633,694,938
Investment in subsidiary	51,859,045	-	(51,859,045)	-
Controlled companies	19,657,258	-	-	19,657,258
Other affiliates	50,743,291	-	-	50,743,291
Total investments	659,411,162	96,543,370	(51,859,045)	704,095,487

Cash and cash equivalents	11,035,348	1,531,311	-	12,566,659
Accrued interest income	6,537,230	696,698	-	7,233,928
Deferred debt issuance costs	1,975,935	1,308,343	-	3,284,278
Receivable for investments sold	1,287,801	-	-	1,287,801
Unrealized appreciation on swaps	52,694	-	-	52,694
Interest rate cap option	-	19,152		19,152
Prepaid expenses and other assets	668,141	-	-	668,141
Total assets	680,968,311	100,098,874	(51,859,045)	729,208,140

Liabilities
Debt	102,000,000	48,000,000	-	150,000,000
Payable for investment securities purchased	36,918,454	-	-	36,918,454
Incentive allocation payable	2,694,156	-	-	2,694,156
Payable to the Investment Manager	169,858	-	-	169,858
Interest payable	96,196	193,711	-	289,907
Accrued expenses and other liabilities	1,692,010	46,118	-	1,738,128
Total liabilities	143,570,674	48,239,829	-	191,810,503

Preferred equity facility
Series A preferred limited partner interests	134,000,000	-	-	134,000,000
Accumulated dividends on Series A preferred equity facility	534,213	-	-	534,213
Total preferred limited partner interests	134,534,213	-	-	134,534,213

Net assets	$402,863,424	$51,859,045	$(51,859,045)	$402,863,424

Composition of net assets
Paid-in capital	$520,144,218	$48,656,915	$(48,656,915)	$520,144,218
Accumulated deficit	(117,280,794)	3,202,130	(3,202,130)	(117,280,794)
Net assets	$402,863,424	$51,859,045	$(51,859,045)	$402,863,424

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidating Statement of Operations (Unaudited)

Nine Months Ended September 30, 2013

	Special Value			Special Value
	Continuation	TCPC		Continuation
	Partners, LP	Funding		Partners, LP
	Standalone	Standalone	Eliminations	Consolidated
Investment income
Interest income:
Unaffiliated issuers	$39,460,316	$2,284,719	$-	$41,745,035
Controlled companies	936,296	-	-	936,296
Affiliates	4,035,115	-	-	4,035,115
Other income:
Unaffiliated issuers	979,373	126,586	-	1,105,959
Controlled companies	495,165	-	-	495,165
Other Affiliates	305,739	-	-	305,739
Total interest and related investment income	46,212,004	2,411,305	-	48,623,309

Operating expenses
Management and advisory fees	6,110,550	-	-	6,110,550
Interest expense	346,205	317,615	-	663,820
Administration expenses	592,422	-	-	592,422
Amortization of deferred debt issuance costs	363,909	106,333	-	470,242
Legal fees, professional fees and due diligence expenses	226,718	-	-	226,718
Commitment fees	93,537	53,306	-	146,843
Director fees	147,045	-	-	147,045
Insurance expense	89,261	-	-	89,261
Custody fees	87,860	14,942	-	102,802
Other operating expenses	235,142	-	-	235,142
Total expenses	8,292,649	492,196	-	8,784,845

Net investment income	37,919,355	1,919,109	-	39,838,464

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in unaffiliated issuers	(2,792,584)	19,564	-	(2,773,020)
Net change in unrealized appreciation/depreciation	7,460,363	1,263,456	-	8,723,819
Net realized and unrealized gain	4,667,779	1,283,020	-	5,950,798

Interest in earnings of subsidiary	3,202,130	-	3,202,130)	-
Dividends paid on Series A preferred equity facility	(1,131,014)	-	-	(1,131,014)
Net change in accumulated dividends on Series A preferred equity facility	(7,928)	-	-	(7,928)
Net increase in net assets resulting from operations	$44,650,321	$3,202,130	$(3,202,130)	$44,650,320

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

Overview

The Partnership is a Delaware limited partnership formed on July 31, 2006 and is an externally managed, closed-end, non-diversified management investment company. On April 2, 2012, we elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) (the “Conversion”). The Partnership’s investment objective is to seek to achieve high total returns through current income and capital appreciation, with an emphasis on principal protection. The Partnership invests primarily in the debt of middle-market companies, including senior secured loans, junior loans, mezzanine debt and bonds, either directly or through its wholly-owned subsidiary, TCPC Funding I, LLC (“TCPC Funding”). Such investments may include an equity component, and, to a lesser extent, the Partnership may make equity investments directly. TCP Capital Corp. (“TCPC”) owns 100% of the common limited partner interests of the Partnership. TCPC has also elected to be treated as a BDC under the 1940 Act. The General Partner of the Partnership is SVOF/MM, LLC (“SVOF/MM”), which also serves as the administrator (“Administrator”) of TCPC and the Partnership. The managing member of SVOF/MM is Tennenbaum Capital Partners, LLC (the “Advisor”), which serves as the investment manager to both TCPC and the Partnership. Most of the equity interests in the General Partner are owned directly or indirectly by the Advisor and its employees. The Partnership has elected to be treated as a partnership for U.S. federal income tax purposes.

Our leverage program is comprised of $116 million in available debt under a senior secured revolving credit facility issued by the Partnership (the “Partnership Facility”), $100 million in available debt under a senior secured revolving credit facility issued by TCPC Funding, (the “TCPC Funding Facility,” and, together with the Partnership Facility, the “Revolving Facilities”), and $134 million of outstanding preferred limited partner interests in the Partnership (the “Preferred Interests,” and, together with the Revolving Facilities, the “Leverage Program”).

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of September 30, 2013, 92.6% of our total assets were invested in qualifying assets.

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

As of September 30, 2013, 0.1% of our investments were categorized as Level 1, 24.3% were categorized as Level 2, 74.1% were Level 3 investments valued based on valuations by independent third party sources, and 1.5% were Level 3 investments valued based on valuations by the Advisor.

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

Portfolio and investment activity

During the three months ended September 30, 2013, we invested approximately $183.7 million across 15 new and 2 existing portfolio companies. Substantially all of these investments were in senior secured debt comprised of senior loans ($142.3 million, or 78% of the total) and senior secured notes ($41.0 million, or 22% of the total). The remaining $0.4 million were comprised of PIK payments received on investments in unsecured debt. Additionally, we received approximately $55.5 million in proceeds from sales or repayments of investments during the three months ended September 30, 2013.

During the nine months ended September 30, 2013, we invested approximately $354.5 million across 27 new and 8 existing portfolio companies. Substantially all of these investments were in senior secured debt comprised of senior loans ($292.2 million, or 82% of the total) and senior secured notes ($61.9 million, or 18% of the total). The remaining $0.4 million were comprised of PIK payments received on investments in unsecured debt. Additionally, we received approximately $176.5 million in proceeds from sales or repayments of investments during the nine months ended September 30, 2013.

At September 30, 2013, our investment portfolio of $704.1 million (at fair value) consisted of 63 portfolio companies and was invested 95% in debt investments, of which 97% was in senior secured debt and 3% in unsecured or subordinated debt. In aggregate, our investment portfolio was invested 76% in senior secured loans, 16% in senior secured notes, 3% in unsecured or subordinated debt, and 5% in equity investments. Our average portfolio company investment at fair value was approximately $11.2 million. Our largest portfolio company investment by value was approximately $21.1 million and our five largest portfolio company investments by value comprised approximately 13% of our portfolio at September 30, 2013. At December 31, 2012, our investment portfolio of $517.7 million (at fair value) consisted of 54 portfolio companies and was invested 93% in debt investments, of which 96% was in senior secured debt and 4% in unsecured or subordinated debt. In aggregate, our investment portfolio was invested 77% in senior secured loans, 12% in senior secured notes, 4% in unsecured or subordinated debt, and 7% in equity investments. Our average portfolio company investment at fair value was approximately $9.6 million. Our largest portfolio company investment by value was approximately $19.4 million and our five largest portfolio company investments by value comprised approximately 17% of our portfolio at December 31, 2012.

The industry composition of our portfolio at fair value at September 30, 2013 was as follows:

Percent of Total
Industry	Investments
Software Publishers	7.9%
Computer Systems Design and Related Services	5.5%
Newspaper, Periodical, Book, and Directory Publishers	4.4%
Wired Telecommunications Carriers	4.3%
Professional, Scientific, and Technical Services	3.6%
Radio and Television Broadcasting	3.5%
Wireless Telecommunications	3.4%
Scheduled Air Transportation	3.3%
Full-Service Restaurants	2.5%
Chemical Manufacturing	2.5%
Scientific Research and Development Services	2.5%
Electric Power Generation, Transmission and Distribution	2.5%
Electrical Equipment and Component Manufacturing	2.4%
Business Support Services	2.3%
Textile Furnishings Mills	2.3%
Gaming Industries	2.2%
Motion Picture and Video Industries	2.2%
Grocery Stores	2.2%
Oil and Gas Extraction	2.2%
Structured Note Funds	2.1%
Semiconductor and Other Electronic Component Manufacturing	2.0%
Other Telecommunications	2.0%
Architectural, Engineering, and Related Services	2.0%
Plastics Products Manufacturing	2.0%
Inland Water Transportation	1.9%
Other Amusement and Recreation Industries	1.8%
Promoters of Performing Arts, Sports, and Similar Events	1.6%
Artificial Synthetic Fibers and Filaments Manufacturing	1.6%
Retail	1.6%
Fabricated Metal Product Manufacturing	1.5%
Nondepository Credit Intermediation	1.5%
Nonresidential Building Construction	1.4%
Satellite Telecommunications	1.4%
Drugs and Druggists' Sundries Merchant Wholesalers	1.3%
Electronic Shopping	1.2%
Data Processing, Hosting, and Related Services	1.2%
Accounting, Tax Preparation, Bookkeeping, and Payroll Services	1.2%
Computer Equipment Manufacturing	1.2%
Petroleum and Coal Products Manufacturing	1.1%
Beverage Manufacturing	1.1%
Other	5.6%
Total	100.0%

The weighted average effective yield of the debt securities in our portfolio was 10.8% at September 30, 2013 and 11.3% at December 31, 2012. The weighted average effective yields on our senior debt and other debt investments were 10.8% and 11.4%, respectively, at September 30, 2013, versus 11.4% and 9.9% at December 31, 2012.

At September 30, 2013, 76.3% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 23.7% bore interest at fixed rates. The percentage of our floating rate debt investments that bore interest based on an interest rate floor was 88.3% at September 30, 2013. At December 31, 2012, 63.8% of our debt investments bore interest based on floating rates and 36.2% bore interest at fixed rates. The percentage of our floating rate debt investments that bore interest based on an interest rate floor was 95.6% at December 31, 2012.

Results of operations

Results of operations through April 2, 2012 reflect a portfolio prior to the Conversion with different investment objectives, and accordingly are not directly comparable to the same period in 2013.

Investment income

Investment income totaled $17.3 million and $12.1 million, respectively, for the three months ended September 30, 2013 and 2012, of which $16.5 million and $11.8 million were attributable to interest and fees on our debt investments and $0.8 million and $0.3 million to other income, respectively. The increase in investment income in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 reflects an increase in interest income due to the larger investment portfolio and a higher percentage of the portfolio in income-producing assets in the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Investment income totaled $48.6 million and $35.0 million, respectively, for the nine months ended September 30, 2013 and 2012, of which $46.7 million and $32.1 million were attributable to interest and fees on our debt investments, $0.0 million and $1.8 million to dividends from equity securities and $1.9 million and $1.1 million to other income, respectively. The increase in investment income in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 reflects an increase in interest income due to the larger investment portfolio and a higher percentage of the portfolio in income-producing assets in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, partially offset by the absence of dividend income during the nine months ended September 30, 2013.

Expenses

Net expenses for the three months ended September 30, 2013 and 2012 were $3.5 million and $2.3 million, respectively, comprised of $2.2 million and $1.7 million in base management fees, $0.2 million and $0.3 million in legal and professional fees (including professional fees related to the Conversion), $0.4 million and $0.1 million in interest expense and fees related to the Revolving Facilities, $0.2 million and $0.1 million in amortization of debt issuance costs, and $0.5 million and $0.1 million in other expenses, respectively. The increase in expenses in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily reflects the increase in management fees due to the larger portfolio, the increase in interest expense and fees related to the increase in available and outstanding debt, and approximately $0.3 million in administration expenses previously waived by the Administrator.

Net expenses for the nine months ended September 30, 2013 and 2012 were $8.8 million and $6.8 million, respectively, comprised of $6.1 million and $5.0 million in base management fees, $0.2 million and $0.8 million in legal and professional fees, $0.8 million and $0.3 million in interest expense and fees related to the Revolving Facilities, $0.5 million and $0.3 million in amortization of debt issuance costs, and $1.2 million and $0.4 million in other expenses, respectively. The increase in expenses in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily reflects the increase in management fees due to the larger portfolio, the increase in interest expense and fees related to the increase in available and outstanding debt, and approximately $0.6 million in administration expenses waived by the Administrator prior to January 1, 2013.

Net investment income

Net investment income was $13.8 million and $9.8 million respectively, for the three months ended September 30, 2013 and 2012. The increase in in net investment income in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily reflects the increased interest income in the three months ended September 30, 2013, partially offset by the increase in expenses.

Net investment income was $39.8 million and $28.3 million respectively, for the nine months ended September 30, 2013 and 2012. The increase in in net investment income in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily reflects the increased interest income in the nine months ended September 30, 2013, partially offset by the decline in dividend income and the increase in expenses.

Net realized and unrealized gain or loss

Net realized gains for the three months ended September 30, 2013 and 2012 were $0.8 million and $8.4 million, respectively. Net realized gains during the three months September 30, 2012 were primarily due to a $7.3 million realized gain on the sale of a portion of our equity in International Wire Group. For the three months ended September 30, 2013 and 2012, the change in net unrealized appreciation or depreciation was $2.1 million and $(8.1) million, respectively.

Net realized gains (losses) for the nine months ended September 30, 2013 and 2012 were $(2.8) million and $6.0 million, respectively. Net realized losses during the nine months ended September 30, 2013 are primarily due to a charge on the recapitalization of AGY Holding Corp. (“AGY”), a transaction in which we received both new debt and preferred equity in a deleveraged company. The initial AGY investment was part of our legacy distressed debt strategy and has generated substantial cash interest income. The net realized gains during the nine months ended September 30, 2012 primarily reflect the gain on International Wire. For the nine months ended September 30, 2013 and 2012, the change in net unrealized appreciation was $8.7 million and $(13.1) million, respectively.

Dividends to preferred limited partners

Dividends on the Preferred Interests for the three months ended September 30, 2013 and 2012 were $0.4 million and $0.4 million, respectively, as average LIBOR rates for the two periods were similar. Dividends on the Preferred Interests for the nine months ended September 30, 2013 and 2012 were $1.2 million and $1.2 million, respectively, as average LIBOR rates for the two periods were similar.

Incentive compensation

Incentive compensation distributable to the General Partner for the three months ended September 30, 2013 and 2012 was $2.7 million and $0.0 million, respectively. Incentive compensation distributable to the General Partner for the nine months ended September 30, 2013 and 2012 was $7.9 million and $0.0 million, respectively. Incentive compensation for the three and nine months ended September 30, 2013 was distributable due to TCPC’s performance exceeding the total return threshold. Pursuant to the terms of the management agreements of TCPC and the Partnership, no incentive compensation was payable prior to January 1, 2013. The change in reserve for incentive compensation to the General Partner for the nine months ended September 30, 2013 and 2012 was $0.9 million and $0.0 million, respectively. The change in reserve for incentive compensation for the nine months ended September 30, 2013 reflects amounts in excess of distributable incentive compensation which would have been earned by the General Partner had TCPC and the Partnership liquidated at net asset value at September 30, 2013.

Net increase or decrease in net assets allocable to common limited and general partners resulting from operations

The net increase in net assets allocable to common limited and general partners resulting from operations was $16.4 million and $9.7 million for the three months ended September 30, 2013 and 2012, respectively. The net increase in net assets resulting from operations was $44.7 million and $20.0 million for the nine months ended September 30, 2013 and 2012, respectively. The higher net increase in net assets resulting from operations primarily reflects the increase in net investment income and the increase in net realized and unrealized gains, partially offset by the commencement of incentive compensation.

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

On May 17, 2013, the Leverage Program was expanded with the issuance of the TCPC Funding Facility. This facility is a senior secured revolving credit facility, pursuant to which amounts may be drawn up to $100 million subject to certain collateral and other restrictions. The facility is expandable to $200 million subject to the consent of the lender and other customary conditions. Amounts outstanding and available under the combined Leverage Program at September 30, 2013 were as follows:

	Rate*	Outstanding	Available	Total Facility
Partnership Facility	L+44	$102,000,000	$14,000,000	$116,000,000
TCPC Funding Facility	L+275	48,000,000	52,000,000	100,000,000
Preferred Interests	L+85	134,000,000	-	134,000,000
Total Leverage Program		$284,000,000	$66,000,000	$350,000,000

*	Based on either LIBOR or the lender’s cost of funds, subject to certain limitations.

 Net cash used in operating activities during the nine months ended September 30, 2013 was $121.0 million. Our primary use of cash in operating activities during this period consisted of the settlement of acquisitions of investments (net of dispositions) of $176.8 million, partially offset by net investment income less preferred dividends and incentive allocation (net of non-cash income and expenses) of approximately $55.8 million.

Net cash provided by financing activities was $115.5 million during the nine months ended September 30, 2013, consisting primarily of $78.8 million in contributions from TCPC resulting from its secondary offering on May 24, 2013, and $76.0 million of net draws under our Revolving Facilities, reduced by $29.9 million of distributions to TCPC, $5.2 million of distributions of incentive compensation to the General Partner, $1.1 million of dividends on the Preferred Interests, and payment of $3.1 million in costs related to the issuance of the TCPC Funding Facility.

At September 30, 2013, we had $12.6 million in cash and cash equivalents.

The Revolving Facilities are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of ratios of not less than 300% of total assets (less total liabilities other than indebtedness) to total indebtedness and not less than 200% of total assets (less total liabilities other than indebtedness) to the sum of total preferred equity and indebtedness, and restrictions on certain payments and issuance of debt. Economic conditions, like those that began in 2007 and which have continued, may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the Revolving Facilities, and may therefore impact our ability to borrow under the Revolving Facilities. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment under the Revolving Facilities or require redemption of the Preferred Interests, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At September 30, 2013, we were in compliance with all financial and operational covenants required by the Leverage Program.

Economic conditions, like those that began in 2007 and which continued through 2011, while creating attractive opportunities for us, may decrease liquidity and raise the cost of capital generally, which could limit our ability to renew, extend or replace the Leverage Program on terms as favorable as are currently included therein. If we are unable to renew, extend or replace the Leverage Program upon the various dates of maturity, we expect to have sufficient funds to repay the outstanding balances in full from our net investment income and sales of, and repayments of principal from, our portfolio company investments, as well as from anticipated debt and equity capital raises, among other sources. Economic conditions, like those that began in 2007 and which have continued, may limit our ability to raise capital or the ability of the companies in which we invest to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The Partnership Facility matures in July 2016 and the Preferred Interests will be subject to mandatory redemption in July 2016. The TCPC Funding Facility matures in May 2016. Any inability to renew, extend or replace the Revolving Facilities or replace the Preferred Interests could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

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

The following table summarizes our distributions to our common limited partner for the nine months ended September 30, 2013 and September 30, 2012:

Payment Date	Total Amount
March 7, 2013	$9,823,476
May 8, 2013	9,988,390
August 8, 2013	10,105,922
Total for nine months ended September 30, 2013	$29,917,788

March 9, 2012	$5,400,000
April 3, 2012	7,935,515
August 9, 2012	9,042,808
Total for nine months ended September 30, 2012	$22,378,323

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	Each of the Partnership, TCPC, and TCPC Funding has entered into an investment management agreement with the Advisor.

•	The Administrator provides us with administrative services necessary to conduct our day-to-day operations. For providing these services, facilities and personnel, the Administrator may be reimbursed by us for expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our officers and the Administrator’s administrative staff and providing, at our request and on our behalf, significant managerial assistance to our portfolio companies to which we are required to provide such assistance.

•	Pursuant to its limited partnership agreement, the general partner of the Partnership is SVOF/MM, LLC. SVOF/MM, LLC is an affiliate of the Advisor and the general partner or managing member of certain other funds managed by the Advisor.

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

Recent Developments

On October 1, 2013, TCPC closed a public offering of a total of 4.37 million shares of its common stock at $15.76 per share, receiving gross proceeds of approximately $68.9 million and net proceeds of approximately $66.5 million, net of underwriter discounts and approximately $0.3 million of expenses related to the offering.

From October 1, 2013 through November 1, 2013, the Partnership has invested approximately $21.4 million in two loans with a combined effective yield of approximately 10.4%.

On November 7, 2013, TCPC’s board of directors declared a regular third quarter cash dividend of $0.36 per share and a special dividend of $0.05 per share. Both dividends are payable on December 31, 2013 to stockholders of record as of the close of business on December 10, 2013.

Item 3:	Quantitative and qualitative disclosure about market risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2013, 76.3% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At September 30, 2013, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 88.3%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our September 30, 2013 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest income	Interest Expense	Net Income
Up 300 basis points	$10,454,691	$(8,520,000)	$1,934,691
Up 200 basis points	$5,439,350	$(5,680,000)	$(240,650)
Up 100 basis points	$861,171	$(2,840,000)	$(1,978,829)
Down 100 basis points	$(148,255)	$719,088	$570,833
Down 200 basis points	$(148,255)	$719,088	$570,833
Down 300 basis points	$(148,255)	$719,088	$570,833

Item 4.	Controls and Procedures

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

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of September 30, 2013, we are currently not a party to any pending material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in TCPC’s most recent 10-K filing, as filed with the Securities and Exchange Commission on March 7, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4:	Mine Safety Disclosures.

None.

Item 5:	Other Information.

None.

Item 6:	Exhibits

3.1	Form of Amended and Restated Limited Partnership Agreement (1)
3.2	Bylaws of TCP Capital Corp. (2)
4.1	Statement of Preferences of Preferred Interests (2)
10.1	Form of Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of August 13, 2013, by and among TCPC Funding I, LLC, as borrower, each lender and agent from time to time party thereto, Deutsche Bank AG, New York Branch, as administrative agent, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (3)
10.2	Form of Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of September 10, 2013, by and among TCPC Funding I, LLC, as borrower, each lender and agent from time to time party thereto, Deutsche Bank AG, New York Branch, as administrative agent, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (4)
10.3	Form of Second Amendment to Credit Agreement, dated as of September 18, 2013, by and among Special Value Continuation Partners, LP, as borrower, Wells Fargo Securities, LLC (f/k/a Wachovia Capital Markets, LLC), as administrative agent and arranger for the lenders, and various financial institutions, as Lenders. (5)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in TCP Capital Corp’s most recent Form 10-Q report)
23.1	Opinion and Consent of Skadden, Arps, Slate, Meagher & Flom LLP, counsel for the Registrant (6)
23.2	Consent of independent registered public accounting firm (6)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 *
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 *
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith.

(1)	Incorporated by reference to Form 10-12G of the Registrant (File No. 000-54393), filed May 6, 2011.
(2)	Incorporated by reference to TCP Capital Corp.’s (formerly Special Value Continuation Fund, LLC) Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-172669), filed on May 13, 2011.
(3)	Incorporated by reference to Exhibit 10.02 of the Registrant's Form 8-K filed on September 10, 2013.
(4)	Incorporated by reference to Exhibit 10.01 of the Registrant's Form 8-K filed on September 10, 2013.
(5)	Incorporated by reference to Exhibit 10.01 of the Registrant's Form 8-K filed on September 19, 2013.
(6)	Incorporated by reference to TCP Capital Corp.’s (formerly Special Value Continuation Fund, LLC) Registration Statement under the Securities Act of 1933 (File No. 333-185319), on Form N-2, filed on April 1, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SPECIAL VALUE CONTINUATION PARTNERS, LP

Date: November 7, 2013
	By:	/s/ Howard M. Levkowitz
	Name:	Howard M. Levkowitz
	Title:	Chief Executive Officer

Date: November 7, 2013
	By:	/s/ Paul L. Davis
	Name:	Paul L. Davis
	Title:	Chief Financial Officer

