Form 10-K
period 2013-12-31
Special Value Continuation Partners, LP
filed 2014-03-06
CIK 1370754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2013

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

Yes ☐ No ☒

The number of the Registrant’s common limited partner interests, outstanding as of December 31, 2013 was 551,095,042.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2014 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

Table of Contents

SPECIAL VALUE CONTINUATION PARTNERS, LP

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013

Part I

In this annual report in Form 10-K, except as otherwise indicated, the terms:

“Partnership,” “we,” “us” and “our” refer to Special Value Continuation Partners, LP, a Delaware limited partnership;

“TCPC” refers to Special Value Continuation Fund, LLC, a Delaware limited liability company, for the periods prior to the consummation of the Conversion described elsewhere in this report and to TCP Capital Corp. for the periods after the consummation of the Conversion;

“TCPC Funding” refers to TCPC Funding I LLC, a Delaware limited liability company;

The “Advisor” refers to Tennenbaum Capital Partners, LLC, a Delaware limited liability company and the investment manager; and

“General Partner” and “Administrator” refer to SVOF/MM, LLC, a Delaware limited liability company, the general partner of the Partnership and an affiliate of the Advisor and administrator of TCPC and the Partnership.

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

Investment operations are conducted in the Partnership, either directly or in the Partnership’s wholly owned subsidiary, TCPC Funding I, LLC (“TCPC Funding”).  TCP Capital Corp. (“TCPC”) owns 100% of the common limited partner interests of the Partnership. TCPC has also elected to be treated as a BDC under the 1940 Act. The General Partner of the Partnership is SVOF/MM, LLC (“SVOF/MM”), which also serves as the administrator (the “Administrator”) of TCPC and the Partnership. The managing member of SVOF/MM is Tennenbaum Capital Partners, LLC (the “Advisor”), which serves as the investment manager to both TCPC and the Partnership. Most of the equity interests in the General Partner are owned directly or indirectly by the Advisor and its employees.

Tennenbaum Capital Partners, LLC

Our investment activities are managed by the Advisor. The Advisor is a leading investment manager (including specialty lending to middle-market companies). The Advisor is a Delaware limited liability company and is registered as an investment advisor under the Investment Advisers Act of 1940. As of December 31, 2013, the Advisor had in excess of $5.0 billion in committed capital under management, approximately 18% of which consists of TCPC’s committed capital, and a team of over 70 people including investment professionals and other personnel that focus on operations, finance, legal, and compliance, accounting and reporting, investor relations, information technology, and administration. The Advisor was founded in 1999 by Michael E. Tennenbaum, Mark K. Holdsworth and Howard M. Levkowitz, and its predecessor entity, formed by the same individuals, commenced operations in 1996. The three founders along with David Adler, David A. Hollander, Michael E. Leitner, Philip M. Tseng, Rajneesh Vig, and Lee Landrum constitute the Advisor’s active partners (the “Advisor Partners”). The Advisor Partners have significant industry experience, including experience investing in middle-market companies. Together, the Advisor Partners have invested over $13.1 billion in more than 325 companies since the Advisor’s inception, through multiple business and credit cycles, across all segments of the capital structure and through a broad set of credit-oriented strategies including leveraged loan origination, secondary investments of discounted debt securities, and distressed and control opportunities. We believe the Advisor Partners’ investment perspectives, complementary skills, and collective investment experience provide the Advisor with a strategic and competitive advantage in middle-market investing.

As our investment advisor, the Advisor is responsible for sourcing potential investments, conducting research, analyzing investment opportunities and structuring our investments and monitoring our portfolio companies on an ongoing basis. We believe that the Advisor has a proven long-term track record of positive performance, notwithstanding some periods during which losses were incurred, of sourcing deals, originating loans and successfully investing in middle-market companies and that the relationships of its investment professionals are integral to the Advisor’s success. The Advisor’s investment professionals have long-term working relationships with key sources of investment opportunities and industry expertise, including investment bankers, financial advisors, attorneys, private equity sponsors, other senior lenders, high-yield bond specialists, research analysts, accountants, and senior management teams. Additionally, the Advisor’s structure includes both a board of advisors and a group of Senior Executive Advisors, a team comprised of approximately 17 current and former executives from a variety of industries, which extends the reach of the Advisor’s relationships through a group of seasoned industry leaders and that can enhance our deal sourcing and due diligence activities.

We also benefit from the existing infrastructure and administrative capabilities of an established investment manager. The General Partner, an affiliate of the Advisor, serves as our Administrator and provides us with office space, equipment and office services. The tasks of our Administrator include overseeing our financial records, preparing reports to our common limited partner and reports filed with the SEC and generally monitoring the payment of our expenses and the performance of administrative and professional services rendered to us by others.

Since the beginning of 2011, the Advisor executed across its funds over $2 billion in direct origination leveraged loans primarily to middle-market companies, of which over $739 million was for our account. There can be no assurance that similar deal flow or terms will be available in the future for loans in which we may invest.

Operating and Regulatory Tax Structure

The Partnership has elected to be treated as a partnership for U.S. federal income tax purposes. TCPC and the Partnership have elected to be treated as BDCs under the 1940 Act. As a BDC we are required to invest at least 70% of our total assets primarily in securities of private and certain public U.S. companies (other than investment companies and certain financial institutions), cash, cash equivalents, U.S. Government securities, and other high-quality debt investments that mature in one year or less and to comply with other regulatory requirements, including limitations on our use of debt. Because TCPC and the Partnership are each BDCs, their assets, liabilities and results of operations will be consolidated for purposes of this 70% requirement.

Investment Strategy

To achieve our investment objectives, we intend to focus on a subset of the broader investment strategies historically pursued by the Advisor. Our primary investment focus is the ongoing origination of and investments in leveraged loans of performing middle-market companies, building on the Advisor’s established track record of origination and participation in the original syndication of approximately $5.4 billion of leveraged loans to 137 companies since 1999, of which we invested over $1.2 billion in 84 companies. For the purposes of this filing, the term “leveraged loans” refers to senior debt investments that rank ahead of subordinated debt and that generally have the benefit of security interests in the assets of the borrower. Our investments generally range from $10 million to $40 million per company, the size of which may grow over time in proportion with our capital base. We expect to generate current returns through a combination of the receipt of contractual interest payments on debt investments and origination and similar fees, and, to a lesser extent, equity appreciation through options, warrants, conversion rights or direct equity investments. We often receive equity interests such as preferred or common stock and warrants or options in connection with our debt investments. From time to time we may also use other investment strategies, which are not our primary focus, to attempt to enhance the overall return of our portfolio. These investment strategies may include, but are not limited to, the purchase of discounted debt, opportunistic investments, and financial instruments to hedge currency or interest rate risk associated with our portfolio.

Our typical investments are in performing middle-market companies. We believe that middle-market companies are generally less able to secure financing than larger companies and thus offer better return opportunities for those able to conduct the necessary diligence to appropriately evaluate these companies. We focus primarily on U.S. companies where we believe our Advisor’s perspective, complementary skills and investment experience provides us with a competitive advantage and in industries where our Advisor sees an attractive risk reward profile due to macroeconomic trends and existing Advisor industry expertise.

Investment Portfolio

At December 31, 2013, our investment portfolio of $766.3 million (at fair value) consisted of 67 portfolio companies and was invested 95% in debt investments, of which 98% was in senior secured debt and 2% in unsecured or subordinated debt. In aggregate, our investment portfolio was invested 76% in senior secured loans, 17% in senior secured notes, 2% in unsecured or subordinated debt, and 5% in equity investments. Our average portfolio company investment at fair value was approximately $11.4 million. Our largest portfolio company investment by value was approximately $21.3 million and our five largest portfolio company investments by value comprised approximately 13% of our portfolio at December 31, 2013.

The following charts summarize our portfolio mix by industry and type based on the fair value of our investments as of December 31, 2013.

Investment by Industry	Investment by Asset Type

Investment Process

The Advisor’s investment process is designed to maximize its strategic advantages: a strong brand name as a specialty lender to the middle-market and diverse in-house expertise and skills. The Advisor seeks out opportunities by conducting a rigorous and disciplined investment process that combines the following characteristics:

Deal Sourcing

As a leading middle-market corporate debt investment manager with a 15-year history and in excess of $5.0 billion in committed capital as of December 31, 2013, approximately 18% of which consists of TCPC’s committed capital, the Advisor is active in new deal financing opportunities in the middle-market segment. However, we believe that the Advisor’s real deal flow advantage comes from the proprietary network of established relationships of its investment professionals and synergies among its professionals and portfolio companies. Members of the Advisor’s Investment Committee for the Partnership ( the “Investment Committee”) have long-term relationships with deal sources including investment bankers, restructuring professionals, bankruptcy attorneys, senior lenders, high yield bond specialists, research analysts, accountants, fund management teams, the Advisor’s Advisory Board, Senior Executive Advisors, board members of former clients, former colleagues and other operating professionals to facilitate deal flow. The Investment Committee is currently comprised of five voting members. In total, the Investment Committee consists of approximately 30 members from the Advisor. The number of voting and non-voting members of the Investment Committee is subject to increase or decrease in the sole discretion of the Advisor. All members of the Investment Committee attend investment meetings and are encouraged to participate in discussions. In addition, members of the Investment Committee have relationships with other investors, including insurance companies, bond funds, mezzanine funds, private equity funds, hedge funds and other funds which invest in similar assets. Further, the Advisor regularly calls on both active and recently retired senior executives from the relevant industries to assist with the due diligence of potential investments. Historically, these relationships with retired senior executives have also been a valuable source of transactions and information. The Advisor anticipates that they will continue to provide future opportunities. We believe the Advisor’s strong relationships with its portfolio companies facilitate positive word-of-mouth recommendations to other companies seeking the Advisor’s expertise. The Advisor’s relationships often result in the ability to access investment opportunities earlier than many of its competitors and in some cases on an exclusive basis.

Due Diligence Process

The foundation of the Advisor’s investment process is intensive investment research and analysis by its experienced staff of investment professionals. The Advisor’s senior professionals have worked together for numerous years and we believe that they have a superior level of credit investing knowledge relative to other credit investors. The Advisor supplements its in-house knowledge with industry experts, including CEO/CFO-level executives, with direct management experience in the industries under consideration. The Advisor prefers these industry experts to consultants because of the practical business advice that comes from having managed businesses. The Advisor rigorously and comprehensively analyzes issuers of securities of interest. The process includes a quantitative and qualitative assessment of the issuer’s business, an evaluation of its management, an analysis of the business strategy and industry trends, and an in-depth examination of the company’s capital structure, financial results and projections. The Advisor’s due diligence process includes:

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

Structuring Originations

As an early non-bank participant in the leveraged loan market, we believe that loan origination is a core competency of the Advisor. Supplementing industry deal teams’ experience and competency, the Advisor has six professionals (including investment professionals) with legal experience, two of whom have a quarter-century each of relevant experience in secured credit. Deal teams work with the Advisor’s in-house legal specialists and outside counsel to structure over-collateralized loans with what we believe to be strong creditor protections and contractual controls over borrower operations. In many cases, the Advisor works to obtain contractual governance rights and board seats to protect principal and maximize post-investment returns. Deals usually include original issue discounts, upfront fees and/or equity participations through warrants or direct equity stakes.

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

•	Deal teams maintain contact with portfolio company management through regularly scheduled and ad hoc conference calls and onsite visits.

•	Deal teams review portfolio company progress relative to plan and pre-determined performance benchmarks.

•	Adverse or unexpected developments, as well as consequential routine updates, are reported to the Investment Committee and thoroughly discussed at regularly scheduled weekly meetings. If merited, the Investment Committee will hold ad hoc meetings as necessary to address urgent issues.

•	Deal teams, with Investment Committee approval, encourage portfolio company managers to catalyze events to monetize holdings for greater return, or where needed, take corrective actions to address shortfalls to plan or benchmarks.

•	All existing portfolio holdings are formally reviewed in detail by the entire Investment Committee once per quarter at the Advisor’s quarterly portfolio review.

Investment Committee and Decision Process

The Advisor’s investment process is organized around the Investment Committee that provides for a centralized, repeatable decision process. The Investment Committee meets weekly and, with respect to each fund the Advisor advises, certain members of the Investment Committee are voting members. The voting members of the Investment Committee for the Company are currently Mark K. Holdsworth, Michael E. Leitner, Howard M. Levkowitz, Philip M. Tseng and Rajneesh Vig. Approval by a simple majority vote of the voting members of the Investment Committee for each respective fund is required for the purchase or sale of any investment, with certain de-minimis exceptions. No voting member has veto power. The Advisor’s investment process is designed to maximize risk-adjusted returns and preserve downside protection.

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

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, or the Securities Act. We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might indirectly subject our common limited partner to additional expenses as they will indirectly be responsible for the costs and expenses of such companies. None of our investment policies are fundamental and any may be changed without common limited partner approval.

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

Small Business Administration Regulations

We have filed an application for a wholly owned subsidiary to be licensed by the Small Business Administration (the “SBA”) as a small business investment company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958. The SBA has accepted our application, making us eligible to make pre-approved investments. If our application to the SBIC program is ultimately approved, we will be able to borrow funds from the SBA against eligible investments. The Small Business Investment Company regulations currently limit the amount that is available to borrow by any SBIC to $150 million. There is no assurance that our application will be approved or that, if approved, we will draw up to the maximum limit available under the Small Business Investment Company program.

Small business investment companies are designed to stimulate the flow of private equity capital to eligible small businesses. Under present Small Business Administration regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $18 million and have average annual fully taxed net income not exceeding $6 million for the two most recent fiscal years. In addition, a small business investment company must devote 25% of its investment activity to “smaller” concerns as defined by the Small Business Administration. A smaller concern is one that has a tangible net worth not exceeding $6 million and has average annual fully taxed net income not exceeding $2 million for the two most recent fiscal years. Small Business Administration regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to Small Business Administration regulations, small business investment companies may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. We plan to provide long-term loans to qualifying small businesses, and in connection therewith, make equity investments.

If we receive a small business investment company license, we will be periodically examined and audited by the Small Business Administration’s staff to determine its compliance with small business investment company regulations.

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

Distressed Debt

The Partnership’s portfolio currently includes distressed debt investments and the Partnership is authorized to continue to invest in the securities and other obligations of distressed and bankrupt issuers, including debt obligations that are in covenant or payment default. As of December 31, 2013, none of the Partnership’s debt investments were in non-accrual status. The Partnership does not anticipate distressed debt to be a significant part of its ongoing investment strategy. Such investments generally trade significantly below par and are considered speculative. The repayment of defaulted obligations is subject to significant uncertainties. Defaulted obligations might be repaid only after lengthy workout or bankruptcy proceedings, during which the issuer might not make any interest or other payments. Typically such workout or bankruptcy proceedings result in only partial recovery of cash payments or an exchange of the defaulted obligation for other debt or equity securities of the issuer or its affiliates, which may in turn be illiquid or speculative.

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

Code of Ethics

We and the Advisor have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Investment Advisers Act of 1940 (the “Advisers Act”), respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. Our codes of ethics generally do not permit investments by our employees in securities that may be purchased or held by us. You may read and copy these codes of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330. In addition, each code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also access the codes of ethics by going to our website at http://investors.tcpcapital.com/.

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

Our investment adviser votes proxies relating to our portfolio securities in the best interest of the common limited partner. The Advisor reviews on a case-by-case basis each proposal submitted for a proxy vote to determine its impact on our investments. Although it generally votes against proposals that may have a negative impact on our investments, it may vote for such a proposal if there exists compelling long-term reasons to do so.

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

You may obtain information about how we voted proxies by making a written request for proxy voting information to: Tennenbaum Capital Partners, LLC, 2951 28th Street, Suite 1000, Santa Monica, CA 90405, Attention: Investor Relations.

Privacy Principles

We are committed to maintaining the privacy of our limited partners and to safeguarding their non-public personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any non-public personal information relating to our limited partners, although certain non-public personal information of our limited partners may become available to us. We do not disclose any non-public personal information about our limited partners or former limited partners to anyone, except as permitted by law or as is necessary in order to service limited partners’ accounts (for example, to a transfer agent or third-party administrator).

We restrict access to non-public personal information about our limited partners to employees of the Advisor and its affiliates with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our limited partners.

Investment Management Agreements

The Partnership and TCPC have entered into separate but substantially identical investment management agreements with the Advisor, under which the Advisor, subject to the overall supervision of our respective boards of directors, manages the day-to-day operations and provides investment advisory services to the Partnership and TCPC. In addition, pursuant to the Amended and Restated Limited Partnership Agreement, the General Partner directs and executes the day-to-day operational activities of the Partnership. For providing these services, the Advisor receives a base management fee and, in addition, the Advisor or the General Partner may receive incentive compensation.

The base management fee is currently paid by the Partnership to the Advisor and the incentive compensation, if any, is paid by the Partnership to the General Partner or the Advisor. If the Partnership is terminated or for any other reasons incentive compensation is not paid by the Partnership, such amounts will be paid directly by TCPC to the Advisor pursuant to its investment management agreement with the Advisor.

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

Management Fee. The base management fee is calculated at an annual rate of 1.5% of TCPC’s total assets (excluding cash and cash equivalents) payable quarterly in arrears. For purposes of calculating the base management fee, “total assets” is determined without deduction for any borrowings or other liabilities. The base management fee is calculated based on the value of our total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. The base management fee for any partial quarter is appropriately pro-rated.

Incentive Compensation. We also pay incentive compensation to the Advisor or the General Partner. Under the investment management agreements and the Amended and Restated Limited Partnership Agreement, no incentive compensation was incurred until after January 1, 2013.

Beginning January 1, 2013, the incentive compensation equals the sum of (1) 20% of all ordinary income since that date and (2) 20% of all net realized capital gains (net of any net unrealized capital depreciation) since that date, with each component being subject to a total return requirement of 8% of contributed common equity of TCPC annually. The incentive compensation initially is an equity allocation to the General Partner under the Amended and Restated Limited Partnership Agreement. If the Partnership is terminated or for any other reasons incentive compensation is not distributed by the Partnership, it would be paid pursuant to the investment management agreement between TCPC and the Advisor.

The incentive compensation has two components, ordinary income and capital gains. Each component is payable or distributable quarterly in arrears (or upon termination of the Advisor as the investment manager or the General Partner as the general partner of the Partnership, as of the termination date) beginning January 1, 2013 and calculated as follows:

Each of the two components of incentive compensation is separately subject to a total return limitation. Thus, notwithstanding the following provisions, we are not be obligated to pay or distribute any ordinary income incentive compensation or any capital gains incentive compensation if our cumulative total return does not exceed an 8% annual return on daily weighted average contributed common equity of TCPC. If the cumulative annual total return of TCPC is above 8%, the total cumulative incentive compensation we pay will not be more than 20% of TCPC’s cumulative total return, or, if lower, the amount of TCPC’s total return that exceeds the 8% annual rate.

Subject to the above limitation, the ordinary income component is the amount, if positive, equal to 20% of the cumulative ordinary income before incentive compensation, less cumulative ordinary income incentive compensation previously paid or distributed.

Subject to the above limitation, the capital gains component is the amount, if positive, equal to 20% of the cumulative realized capital gains (computed net of cumulative realized losses and cumulative net unrealized capital depreciation), less cumulative capital gains incentive compensation previously paid or distributed. For assets held on January 1, 2013, capital gain, loss and depreciation are measured on an asset by asset basis against the value as of December 31, 2012. The capital gains component is paid or distributed in full prior to payment or distribution of the ordinary income component.

For purposes of the foregoing computations and the total return limitation, the following definitions apply:

•	“cumulative” means amounts for the period commencing January 1, 2013 and ending as of the applicable calculation date.

•	“contributed common equity” means the value of net assets attributable to TCPC’s common stock as of December 31, 2012 plus the proceeds to us of all issuances of common stock less (A) offering costs of any of our securities or leverage facilities, (B) all distributions by us representing a return of capital and (C) the total cost of all repurchases of our common stock by us, in each case after December 31, 2012 and through the end of the preceding calendar quarter in question, in each case as determined on an accrual and consolidated basis.

•	“ordinary income before incentive compensation” means our interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that we receive from portfolio companies) during the period, (i) minus our operating expenses during the period (including the base management fee, expenses payable under the administration agreement, any interest expense and any dividends paid on any issued and outstanding preferred stock), (ii) plus increases and minus decreases in net assets not treated as components of income, operating expense, gain, loss, appreciation or depreciation and not treated as contributions or distributions in respect of common equity, and (iii) without reduction for any incentive compensation and any organization or offering costs, in each case determined on an accrual and consolidated basis.

•	“total return” means the amount equal to the combination of ordinary income before incentive compensation, realized capital gains and losses and unrealized capital appreciation and depreciation of the Company for the period, in each case determined on an accrual and consolidated basis.

 If TCPC’s total return does not exceed the total return limitation, the limitation will not have the effect of eliminating the possibility of paying such incentive compensation, but rather will postpone any incentive compensation until its cumulative annual total return exceeds the 8% threshold. The nature of the total return limitation may also make it easier for the Advisor to earn incentive compensation in higher interest rate environments or if our net asset value has increased.

Total Return Limitation
(based on cumulative annual total return)

Percentage of ordinary income and net realized capital gain
separately payable at various levels of total return.

The financial highlights in the notes to TCPC’s financial statements include a calculation of total return based on the change in the market value of TCPC’s shares. The financial highlights in the notes to TCPC’s financial statements also include a calculation of total return based on the change in TCPC’s net asset value from period to period. The total return limitation for purposes of the incentive compensation calculations is based on the stated elements of return: ordinary income before incentive compensation, realized capital gain and loss and unrealized capital appreciation and depreciation. It differs from the total return based on the market value or net asset value of TCPC’s shares in that it is a cumulative measurement that is compared to TCPC’s daily weighted-average contributed common equity rather than a periodic measurement that is compared to TCPC’s net asset value or market value, and in that it excludes incentive compensation.

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

Payment of our expenses

All investment professionals and staff of the Advisor, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services (including health insurance, 401(k) plan benefits, payroll taxes and other compensation related matters), are provided and paid for by the Advisor. We bear all other costs and expenses of our operations and transactions, including those relating to:

•	our organization;

•	calculating our net asset value (including the cost and expenses of any independent valuation firm);

•	expenses, including travel expense, incurred by the Advisor or payable to third parties in performing due diligence on prospective portfolio companies, monitoring our investments and, if necessary, enforcing our rights;

•	interest payable on debt, if any, incurred to finance our investments;

•	the base management fee and any incentive management fee;

•	administration fees payable under our administration agreement;

•	transfer agent and custody fees and expenses;

•	the allocated costs incurred by the General Partner as our Administrator in providing managerial assistance to those portfolio companies that request it;

•	amounts payable to third parties relating to, or associated with, evaluating, making and disposing of investments;

•	brokerage fees and commissions;

•	registration fees;

•	director fees and expenses;

•	costs of preparing and filing reports or other documents with the SEC;

•	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

•	costs of holding special meetings of our common limited partner, if any;

•	our fidelity bond;

•	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	litigation, indemnification and other non-recurring or extraordinary expenses;

•	direct costs and expenses of administration and operation, including audit and legal costs;

•	dues, fees and charges of any trade association of which we are a member; and

•	all other expenses reasonably incurred by us or the Administrator in connection with administering our business, such as the allocable portion of overhead under our administration agreement, including rent and other allocable portions of the cost of certain of our officers and their respective staffs.

From time to time, the Advisor may pay amounts owed by us to third party providers of goods or services. We will subsequently reimburse the Advisor for such amounts paid on our behalf.

Limitation of liability and indemnification

The investment management agreements provide that the Advisor and its officers, directors, employees and affiliates are not liable to us or to the common limited partner for any act or omission by it or its employees in the supervision or management of our investment activities or for any loss sustained by us or the common limited partner, except that the foregoing exculpation does not extend to any act or omission constituting willful misfeasance, bad faith, gross negligence or reckless disregard of its obligations under the investment management agreement. The investment management agreements also provide for indemnification by us of the Advisor’s members, directors, officers, employees, agents and control persons for liabilities incurred by it in connection with their services to us, subject to the same limitations and to certain conditions.

Board and shareholder approval of the investment management agreements

Our board of directors held an in-person meeting on May 1, 2013, in order to consider and reapprove our investment management agreements. In its consideration of the investment management agreement, the board of directors focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Advisor; (b) comparative data with respect to advisory fees or similar expenses paid by other business development companies with similar investment objectives; (c) our financial performance, operating expenses and expense ratio compared to business development companies with similar investment objectives; (d) any existing and potential sources of indirect income to the Advisor from its relationships with us and the profitability of those relationships; (e) information about the services performed and the personnel performing such services under the investment management agreements; (f) the organizational capability and financial condition of the Advisor and its affiliates; (g) the Advisor’s practices regarding the selection and compensation of brokers that execute our portfolio transactions and the brokers’ provision of brokerage and research services to our investment advisor; and (h) the possibility of obtaining similar services from other third party service providers or through an internally managed structure.

Based on the information reviewed and the discussions, the board of directors, including a majority of the non-interested directors, concluded that the investment management fee rates are reasonable in relation to the services to be provided.

Duration and termination

The investment management agreements will remain in effect from year to year if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The investment management agreements will automatically terminate in the event of its assignment. The investment management agreements may be terminated by either party without penalty upon not less than 60 days written notice to the other. Any termination by us must be authorized either by our board of directors or by vote of our limited partners. See “Risk Factors — Risks related to our business — We are dependent upon senior management personnel of the Advisor for our future success, and if the Advisor is unable to retain qualified personnel or if the Advisor loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.”

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

Leverage

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

The Partnership Facility matures on July 31, 2016 and bears interest at LIBOR plus 0.44% per annum (except in the case of loans from CP Conduits, which bear interest at the higher of LIBOR plus 0.44% or the CP Conduit’s cost of funds plus 0.44%, subject to certain limitations) through July 31, 2014, and LIBOR plus 2.50% per annum (except in the case of loans from CP Conduits, as defined in the leverage documents, which bear interest at the higher of LIBOR plus 2.50% or the CP Conduit’s cost of funds plus 2.50%, subject to certain limitations on the CP Conduit interest rate) from August 1, 2014 through maturity.

The TCPC Funding Facility matures May 15, 2017, subject to extension by the lender at the request of TCPC Funding, and contains an accordion feature which allows for expansion of the facility up to $200 million subject to consent from the lender and other customary conditions.  Borrowings under the TCPC Funding Facility bear interest at a rate of LIBOR plus 2.75% per annum through March 14, 2014, and a rate of LIBOR plus 2.50% per annum from March 15, 2014 through maturity.

The Preferred Interests have a liquidation preference of $20,000 per preferred limited interest, and are redeemable at the option of the Operating Company, subject to certain conditions.  The Preferred Interests accrue dividends at an annual rate equal to LIBOR plus 0.85% or, in the case of any holders of Preferred Interests that are CP Conduits, the higher of LIBOR plus 0.85% or the CP Conduit’s cost of funds rate plus 0.85%, subject to certain limitations and adjustments.

The Leverage Program is subject to certain financial or other covenants.  As of December 31, 2013, we were in full compliance with such covenants.

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

Certain risks in the current environment

Capital markets could experience a period of disruption and instability. Such market conditions have historically and could again have a material and adverse effect on debt and equity capital markets in the United States and abroad, which had, and may in the future have, a negative impact on our business and operations.

The global capital markets have historically experienced extended periods of instability as evidenced by the periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of certain major financial institutions. Despite actions of the United States federal government and foreign governments during such periods, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While recent market conditions have improved, there can be no assurance that adverse market conditions will not repeat themselves or worsen in the future. If these adverse and volatile market conditions repeat themselves or worsen in the future, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital in order to grow. Equity capital may be difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. At our annual meeting of stockholders held on May 1, 2013, subject to the condition that the maximum number of shares salable below net asset value pursuant to this authority in any particular offering that could result in such dilution is limited to 25% of our then outstanding common stock immediately prior to each such offering, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a price below its then current net asset value per share for a twelve month period expiring on the anniversary of the date of stockholder approval. It should be noted that, theoretically, we may offer up to 25% of our then outstanding common stock each day. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as calculated in accordance with the 1940 Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than our current leverage. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

Moreover, the re-appearance of market conditions similar to those experienced from 2007 through succeeding years for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness under similar terms, and any failure to do so could have a material adverse effect on our business.

Given the extreme volatility and dislocation that the capital markets have historically experienced, many BDCs have faced, and may in the future face, a challenging environment in which to raise or access capital. In addition, significant changes in the capital markets, including the extreme volatility and disruption over the past several years, has had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can adversely affect our investment valuations. Further, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse impact on our business, financial condition or results of operations.

The current financial market situation, as well as various social and political tensions in the United States and around the world, particularly in the Middle East, may continue to contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause further economic uncertainties or deterioration in the United States and worldwide. Since 2010, several European Union countries, including Greece, Ireland, Italy, Spain, and Portugal have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other European Union countries. There is continued concern about national-level support for the euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. We do not know how long the financial markets will continue to be affected by these events and cannot predict the effects of these or similar events in the future on the United States economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so, and we may not timely anticipate or manage existing, new or additional risks, contingencies or developments, including regulatory developments in the current or future market environment.

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

The Partnership borrows money, either directly or indirectly through TCPC Funding, and has the Preferred Interests outstanding through the Leverage Program. As a result:

•	our common limited partner interests are exposed to incremental risk of loss and a decrease in the value of our investments would have a greater negative impact on the value of our common limited partner interests than if we did not use leverage;

•	adverse changes in interest rates could reduce or eliminate the incremental income we make with the proceeds of any leverage;

•	we, and indirectly our common limited partner, bear the entire cost of issuing and paying interest or dividends on any borrowed funds or preferred securities issued by us or the Partnership;

•	our ability to pay distributions will be restricted if our asset coverage ratio is not at least 200% and any amounts used to service indebtedness or preferred stock would not be available for such distributions; and

•	our ability to amend the Operating Company organizational documents or investment management agreements may be restricted if such amendment could have a material adverse impact on the lenders under our Leverage Program.

The Preferred Interests have similar risks to our common limited partner as borrowings. The Preferred Interests rank “senior” to the common limited partner in our capital structure, resulting in the Preferred Interests having certain separate voting rights, dividend and liquidation rights, and possibly other rights, preferences or privileges more favorable than those granted to the common limited partner. For example, payment of dividends and repayment of the liquidation preference of the Preferred Interests takes preference over any dividends or other payments to our common limited partner, and preferred holders are not subject to any of our expenses or losses. Furthermore, our Preferred Interests and the issuance of any additional preferred securities could delay, defer or prevent a transaction or a change of control that might involve a premium price for our common limited partner or otherwise be in the best interest of the common limited partner.

The use of leverage creates increased risk of loss and is considered a speculative investment technique. The use of leverage magnifies the potential gains and losses from an investment and increases the risk of loss of capital. To the extent that income derived by us from investments purchased with borrowed funds or the issuances of preferred stock is greater than the cost of borrowing or issuing and servicing the preferred stock, our net income will be greater than if borrowing had not been used. Conversely, if the income from investments purchased from these sources is not sufficient to cover the cost of the leverage, our net investment income will be less than if leverage had not been used, and the amount available for ultimate distribution to the common limited partner will be reduced. The extent to which the gains and losses associated with leveraged investing are increased will generally depend on the degree of leverage employed. We may, under some circumstances, be required to dispose of investments under unfavorable market conditions in order to maintain our leverage, thus causing us to recognize a loss that might not otherwise have occurred. In the event of a sale of investments upon default under our borrowing arrangements, secured creditors will be contractually entitled to direct such sales and may be expected to do so in their interest, rather than in the interests of common limited partner. The common limited partner will incur losses if the proceeds from a sale in any of the foregoing circumstances are insufficient, after payment in full of amounts due and payable on leverage, including administrative expenses, to repay the common limited partner. As a result, the common limited partner could experience a total loss of its investment. Any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common limited partner interests. The ability to service any debt or the Preferred Interests that we have or may have outstanding depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. There is no limitation on the percentage of portfolio investments that can be pledged to secure borrowings. The amount of leverage that we employ at any particular time will depend on our Advisor’s and our board of director’s assessments of market and other factors at the time of any proposed borrowing.

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

In addition, by limiting the circumstances in which borrowings may occur under the Revolving Facilities, the credit agreements related to the Revolving Facilities, or the Credit Agreements, in effect provide for various asset coverage, credit quality and diversification limitations on our investments. Such limitations may cause us to be unable to make or retain certain potentially attractive investments or to be forced to sell investments at an inappropriate time and consequently impair our profitability or increase losses or result in adverse tax consequences. As of March 5, 2014, we were in compliance with these covenants. However our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will continue to comply with the covenants in the Credit Agreements. Failure to comply with these covenants would result in a default under the Credit Agreements which, if we were unable to obtain a waiver from the respective lenders thereunder, could result in an acceleration of repayments under the Credit Agreements. In addition, a default under the Operating Company Facility will, in certain circumstances, require the Preferred Interests to be redeemed. As such, failure to comply with these covenants could have a material adverse impact on our business, financial condition and results of operations.

The Partnership Facility also has certain “key man” provisions. For example, it is an event of default if any of Michael E. Tennenbaum, Howard M. Levkowitz or Mark K. Holdsworth ceases to be actively involved in the management of the Partnership and is not replaced with someone with comparable skills within 180 days. Further, if any two of the individuals cease to be actively involved in management of the Partnership, the administrative agent under the Partnership Credit Agreement may veto a proposed replacement for one of such individuals and may veto any of the Partnership’s portfolio transactions that are in excess of 15% of its total assets until a replacement has been appointed to fill one of such positions.

The Partnership Facility matures in July 2016, the TCPC Funding Facility matures in May 2017 and the Preferred Interests will be subject to mandatory redemption in July 2016. Any inability to renew, extend or replace the Revolving Facilities or replace the Preferred Interests could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders, subject to extension by the lenders at our request.

The Partnership Facility matures July 31, 2016, subject to extension by the lenders at our request. Advances under the Partnership Facility generally bear interest at LIBOR plus 0.44% per annum through July 31, 2014 and LIBOR plus 2.50% per annum during the period August 1, 2014 through July 31, 2016, in each case subject to certain limitations. The TCPC Funding Facility matures on May 15, 2017, subject to an extension by the lender at TCPC Funding's request. Advances under the TCPC Funding Facility generally bears interest based on LIBOR plus 2.75% per annum, subject to certain limitations. The Preferred Interests will be subject to mandatory redemption on July 31, 2016. We do not currently know whether we will renew, extend or replace the Revolving Facilities upon their maturities or replace the Preferred Interests, or if we do either or both, whether we will be able to do so on terms that are as favorable as the Revolving Facilities or Preferred Interests, respectively. In addition, we will be required to liquidate assets to repay amounts due under the Revolving Facilities or the Preferred Interests if we do not renew, extend or replace the Revolving Facilities or Preferred Interests prior to their respective maturities.

Upon the termination of the Revolving Facilities, there can be no assurance that we will be able to enter into a replacement facility on terms that are as favorable to us, if at all. We expect that any facility we enter into will likely be on terms less favorable than currently contained in the Partnership Facility. Our ability to replace the Revolving Facilities may be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to replace the Revolving Facilities at the time of their maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our common limited partner and our ability to qualify as a RIC.

The creditors under the Revolving Facilities have a first claim on all of the Partnership’s assets included in the collateral for the respective facilities.

Lenders have fixed dollar claims on our assets that are superior to the claims of our common limited partner or any preferred holders. Substantially all of our current assets have been pledged as collateral under the Revolving Facilities. If an event of default occurs under either of the Revolving Facilities, the respective lenders would be permitted to accelerate amounts due under the respective facilities and liquidate our assets to pay off amounts owed under the respective facilities and limitations would be imposed on us with respect to the purchase or sale of investments. Such limitations may cause us to be unable to make or retain certain potentially attractive investments or to be forced to sell investments at an inappropriate time and consequently impair our profitability or increase our losses or result in adverse tax consequences.

In the event of the dissolution of the Partnership or otherwise, if the proceeds of the Partnership’s assets (after payment in full of obligations to any such debtors and of any liquidation preference to any holders of preferred stock) are insufficient to repay capital invested in us by our common limited partner, no other assets will be available for the payment of any deficiency. None of our board of directors, the Advisor, the General Partner or any of their respective affiliates, have any liability for the repayment of capital contributions made to the Partnership by the common limited partner. The common limited partner could experience a total loss of its investment in the Partnership.

Lenders under the Partnership Facility may have a veto power over the Partnership’s investment policies.

If a default has occurred under the Partnership Facility, the lenders under the Partnership Facility may veto changes in investment policies. The Partnership Facility also has certain limitations on unusual types of investments such as commodities, real estate and speculative derivatives, which are not part of the Partnership’s investment strategy or policies in any event.

If we incur additional leverage, it will increase the risk of investing in our common limited partner interests.

The Partnership has indebtedness and the Preferred Interests outstanding pursuant to the Leverage Program and expects, in the future, to borrow additional amounts under the Revolving Facilities and may increase the size of the Revolving Facilities or enter into other borrowing arrangements.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common limited partner interests assuming various annual returns, net of expenses and preferred dividends. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation is based on our level of leverage at December 31, 2013, which represented borrowings and preferred stock equal to 28.5% of our total assets. On such date, we also had $803.3 million in total assets; an average cost of funds of 1.38%; $229.0 million aggregate principal amount of debt and liquidation preference of the Preferred Interests outstanding; and $549.6 million of total net assets. In order to compute the ‘‘Corresponding Return to the Common Limited Partner,” the ‘‘Assumed Return on Portfolio (Net of Expenses Other than Interest and Preferred Dividends)” is multiplied by the total value of our investment portfolio at December 31, 2013 to obtain an assumed return to us. From this amount, the sum of interest expense and preferred dividends calculated by multiplying the combined rate of interest and dividends of 1.38% by the $229.0 million debt and preferred stock is subtracted to determine the return available to limited partners. The return available to the common limited partner is then divided by the total value of our net assets at December 31, 2013 to determine the “Corresponding Return to the Common Limited Partner.” Actual interest payments and preferred dividends may vary.

Assumed Return on Portfolio (Net of Expenses Other than Interest and Preferred Dividends)	-10%	-5%	0%	5%	10%
Corresponding Return to the Common Limited Partner	-14%	-8%	-1%	6%	13%

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

The Advisor and its affiliates, employees and associates currently do and in the future may manage other funds and accounts, including for other accounts in which certain holders of our common stock have investments, which we refer to as Other Advisor Accounts. Other Advisor Accounts invest in assets that are also eligible for purchase by us. Our investment policies, fee arrangements and other circumstances may vary from those of Other Advisor Accounts. Accordingly, conflicts may arise regarding the allocation of investments or opportunities among us and Other Advisor Accounts. In general, the Advisor and its affiliates will allocate investment opportunities pro rata among us and Other Advisor Accounts (assuming the investment satisfies the objectives of each) based on the amount of committed capital each then has available. The allocation of certain investment opportunities in private placements is subject to independent director approval pursuant to the terms of the co-investment exemptive order applicable to us and described below. In certain cases, investment opportunities may be made other than on a pro rata basis. For example, we may desire to retain an asset at the same time that one or more Other Advisor Accounts desire to sell it or we may not have additional capital to invest at a time Other Advisor Accounts do. When our investment allocations are made on a basis other than pro rata our investment performance may be less favorable when compared to the investment performance of Other Advisor Accounts with respect to those investments. The Advisor and its affiliates intend to allocate investment opportunities to us and Other Advisor Accounts in a manner that they believe in their judgment and based upon their fiduciary duties to be appropriate given the investment objectives, size of transaction, investable assets, alternative investments potentially available, prior allocations, liquidity, maturity, expected holding period, diversification, lender covenants and other limitations of ours and the Other Advisor Accounts. See “— Risks related to our operations as a BDC — While our ability to enter into transactions with our affiliates is restricted under the 1940 Act, we have received an exemptive order from the SEC permitting certain affiliated investments subject to certain conditions. As a result, the Advisor may face conflicts of interests and investments made pursuant to the exemptive order conditions could in certain circumstances adversely affect the price paid or received by us or the availability or size of the position purchased or sold by us.”

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

Moreover, the Advisor’s investment professionals, its Investment Committee (as defined below), its senior management and employees serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business. Accordingly, these individuals may have obligations to investors in those entities or funds, the fulfillment of which might not be in our best interests or the best interests of our common limited partner. In addition, certain of the personnel employed by the Advisor or focused on our business may change in ways that are detrimental to our business.

The Advisor and its partners, officers, directors, members, managers, employees, affiliates and agents may be subject to certain potential or actual conflicts of interest in connection with the activities of, and investments by, us.

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

The Advisor’s management fee is based on a percentage of our total assets (other than cash or cash equivalents) and the Advisor may have conflicts of interest in connection with decisions that could affect our total assets, such as decisions as to whether to incur additional debt to increase management fees paid and to recoup the Advisor’s payment of half of the sales load in connection with our initial public offering in April 2012.

 Our incentive compensation may induce the Advisor to make certain investments, including speculative investments.

The incentive compensation payable by us to the Advisor and the General Partner may create an incentive for the Advisor to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive compensation payable to the Advisor is determined may encourage the Advisor to increase the use of leverage or take additional risk to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our common stock, or of securities convertible into our common stock or warrants representing rights to purchase our common stock or securities convertible into our common stock. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain of our debt investments and may accordingly result in a substantial increase in the amount of incentive compensation payable to the Advisor with respect to our cumulative investment income. Although the incentive compensation payable to the General Partner or the Advisor is subject to a total return limitation, the Advisor may have some ability to accelerate the realization of gains to obtain incentive compensation earlier than it otherwise would when it may be in our best interests to not yet realize gains. Our directors monitor our use of leverage and the Advisor’s management of our investment program in the best interests of our common limited partner.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, we will bear our ratable share of any such investment company’s expenses, including management and performance fees. We will also remain obligated to pay management and incentive compensation to the Advisor with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, our common limited partner will bear our management and incentive compensation as well as indirectly bear the management and performance fees and other expenses of any investment companies in which we invest.

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

The General Partner, an affiliate of the Advisor, is responsible for the day-to-day operations of the Partnership subject to the general supervision of the board of directors including various significant matters such as the issuance of additional classes of securities of the Partnership and the determination of the timing and amounts of distributions payable by the Partnership. The decisions of the General Partner with respect to these and other matters may be subject to various conflicts of interest arising out of its relationship with us and its affiliates. The General Partner could be confronted with decisions where it will, directly or indirectly, have an economic incentive to place its interests or the interests of its affiliates above ours.

The procedures for the appointment and removal of directors from the board of directors of the Partnership differ from those of TCPC, which may result in the boards of directors of the Partnership and TCPC consisting of different members.

The procedures for the appointment and removal of directors from the board of directors of the Partnership differ from those of TCPC, which may result in the boards of directors of the Partnership and TCPC consisting of different members. If the boards of directors of the Partnership and TCPC consist of different members, the objectives of the boards of directors may differ and decisions regarding the management of the Partnership may adversely affect TCPC.

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

The Advisor’s investment professionals, Investment Committee or their respective affiliates may serve as directors of, or in a similar capacity with, companies in which we invest. In the event that material non-public information is obtained with respect to such companies, or we became subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us and, consequently, the interests of the common limited partner.

The Advisor can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

The Advisor has the right, under our investment management agreement, to resign at any time upon not more than 60 days’ written notice, whether we have found a replacement or not. If the Advisor resigns, we may not be able to find a new investment advisor or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Advisor and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

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

Because we intend to distribute substantially all of our income to TCPC to maintain its status as a RIC, we will continue to need additional capital to finance growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.

In order for TCPC to qualify for the tax benefits available to RICs and to minimize payment of excise taxes, we intend to distribute substantially all of our annual taxable income, except that we may retain certain net capital gains for reinvestment. As a result of these requirements, we will likely need to raise capital from other sources to grow our business. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.

As a BDC, we are not able to incur senior securities unless after giving effect thereto we meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of our borrowings and any outstanding preferred interests, of at least 200%. These requirements limit the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. While we expect we will be able to borrow and to issue additional debt securities and expect that we will be able to issue additional equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. In addition, as a business development company, TCPC generally will not be permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new investment activities and our net asset value could decline.

The highly competitive market in which we operate may limit our investment opportunities.

A number of entities compete with us to make the types of investments that we make. We compete with other BDCs, public and private funds, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, private equity funds. Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, such as hedge funds, those entities now invest in areas in which they have not traditionally invested. As a result of these new entrants, competition for investment opportunities intensified over the past several years and may intensify further in the future. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions and valuation requirements that the 1940 Act imposes on us as a BDC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this existing and potentially increasing competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

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

Our board of directors has the authority to modify or waive our operating policies and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business or operating results. Nevertheless, the effects could adversely affect our business and impact our ability to make distributions and cause TCPC to lose all or part of its investment.

Risks related to our investments

Our investments may be risky, and you could lose all or part of your investment.

We invest primarily in middle-market companies primarily through leveraged loans.

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

Distressed Debt Securities Risk. At times, distressed debt obligations may not produce income and may require us to bear certain extraordinary expenses (including legal, accounting, valuation and transaction expenses) in order to protect and recover our investment. Therefore, our ability to achieve current income for our common limited partner may be diminished. We also will be subject to significant uncertainty as to when and in what manner and for what value the distressed debt we invest in will eventually be satisfied (e.g., through a liquidation of the obligor’s assets, an exchange offer or plan of reorganization involving the distressed debt securities or a payment of some amount in satisfaction of the obligation). In addition, even if an exchange offer is made or plan of reorganization is adopted with respect to distressed debt we hold, there can be no assurance that the securities or other assets received by us in connection with such exchange offer or plan of reorganization will not have a lower value or income potential than may have been anticipated when the investment was made. Moreover, any securities received by us upon completion of an exchange offer or plan of reorganization may be restricted as to resale. As a result of our participation in negotiations with respect to any exchange offer or plan of reorganization with respect to an issuer of distressed debt, we may be restricted from disposing of such securities.

Payment-in-kind Interest Risk. Our loans may contain a payment-in-kind, or PIK, interest provision. PIK investments carry additional risk as holders of these types of securities receive no cash until the cash payment date unless a portion of such securities is sold. If the issuer defaults the Partnership may obtain no return on its investment. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To avoid the imposition of corporate-level tax on TCPC, this non-cash source of income needs to be paid out to its stockholders in cash distributions or, in the event that it determines to do so and in certain cases, in shares of its common stock, even though we have not yet collected and may never collect the cash relating to the PIK interest.

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

Over the past several years, the U.S. had been in a prolonged recessionary period followed by slower than historical rates of GDP growth, and it may return to a recessionary period or remain in a period of slow growth. Many other economies are currently in a prolonged recessionary period. Although these conditions have ameliorated to some extent, they could continue for a prolonged period of time or worsen in the future. In addition, several EU countries continue to face budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

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

We do not generally intend to take controlling equity positions in our portfolio companies. To the extent that we do not hold a controlling equity interest in a portfolio company, we are subject to the risk that such portfolio company may make business decisions with which we disagree, and the stockholders and management of such portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments.

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

Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities or is managed by the Advisor will generally be our affiliate for purposes of the 1940 Act and we are generally prohibited from participating in certain transactions such as co-investing with, or buying or selling any security from or to, such affiliate, absent the prior approval of our independent directors and, in some cases, of the SEC. However, the Advisor and the funds managed by the Advisor have received an exemption from certain SEC regulations prohibiting transactions with affiliates. The exemptive order requires that certain procedures be followed prior to making an investment subject to the order and such procedures could in certain circumstances adversely affect the price paid or received by us or the availability or size of the position purchased or sold by us. The Advisor may also face conflicts of interest in making investments pursuant to the exemptive order. See “Risks related to our business — We have limited operating history as a BDC, and if the Advisor is unable to manage our investments effectively, we may be unable to achieve our investment objective. In addition, the Advisor may face conflicts in allocating investment opportunities between us and certain other entities that could impact our investment returns."

The 1940 Act also prohibits certain "joint" transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, of the SEC. We are prohibited from buying or selling any security from or to any person who owns more than 25% of our voting securities and from or to certain of that person's affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC (other than certain limited situations pursuant to current regulatory guidance). The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances relating to the particular transaction. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

Regulations governing our operation as a BDC may limit our ability to, and the way in which we raise additional capital, which could have a material adverse impact on our liquidity, financial condition and results of operations.

Our business may in the future require a substantial amount of capital. We may acquire additional capital from the issuance by TCPC of additional shares of its common stock or from the additional issuance of senior securities (including debt and preferred stock). However, we may not be able to raise additional capital in the future on favorable terms or at all.

 TCPC’s board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, TCPC is generally not able to issue its common stock at a price below net asset value without first obtaining required approvals from its stockholders and its independent directors. If TCPC’s common stock trades at a discount to net asset value, those restrictions could adversely affect its ability to raise equity capital. Except in connection with the exercise of warrants or the conversion of convertible securities, in any such case the price at which TCPC’s securities are to be issued and sold may not be less than a price, that in the determination of its board of directors, closely approximates the market value of such securities at the relevant time. TCPC may also make rights offerings to its stockholders at prices per share less than the net asset value per share, subject to the requirements of the 1940 Act. If TCPC raises additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, its common stock, the percentage ownership of its stockholders at that time would decrease, and such stockholders may experience dilution.

We and TCPC may only issue senior securities up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us and TCPC to issue senior securities only in amounts such that asset coverage, as defined in the 1940 Act, equals at least 200% after such issuance or incurrence. If our assets decline in value and we or TCPC fail to satisfy this test or any stricter test under the terms of our leverage instruments, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales or repayment may be disadvantageous, which could have a material adverse impact on our liquidity, financial condition and results of operations.

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

Changes in the laws or regulations or the interpretations of the laws and regulations that govern BDCs, RICs or non-depository commercial lenders could significantly affect our operations and our cost of doing business. We are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations, including our loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures and other trade practices. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements than those in which we currently conduct business, we may have to incur significant expenses in order to comply, or we might have to restrict our operations. In addition, if we do not comply with applicable laws, regulations and decisions, we may lose licenses needed for the conduct of our business and may be subject to civil fines and criminal penalties, any of which could have a material adverse effect upon our business, results of operations of financial condition.

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

As a BDC, we are prohibited from acquiring any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. As of December 31, 2013, approximately $100.4 million, or approximately 12.6%, of our total assets were not “qualifying assets.” If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from investing in additional non-qualifying assets, which could have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to come into compliance with the 1940 Act. If we need to dispose of these investments quickly, it may be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if a buyer is found, we may have to sell the investments at a substantial loss.

There is a risk that you may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

We intend to make distributions on a quarterly basis to our common limited partner out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this filing. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions.

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

Not applicable

Item 6.	Selected Financial Data

The selected financial and other data below reflects the historical operations of the Partnership.

The selected financial data below for the years ended December 31, 2013, 2012, 2011, 2010, and 2009 has been derived from the financial statements that were audited by our independent registered public accounting firm. This selected financial data should be read in conjunction with our financial statements and related notes thereto.

	For the Year Ended December 31,
	2013	2012	2011	2010	2009

Performance Data:
Interest income	$66,979,064	$49,243,332	$42,113,358	$32,410,819	$26,678,140
Dividend income	-	1,811,189	10,610,159	13,547,924	-
Other income	2,629,982	1,138,238	2,134,159	1,842,469	417,533
Total investment income	69,609,046	52,192,759	54,857,676	47,801,212	27,095,673
Interest and credit agreement expenses	2,339,447	857,757	942,288	893,806	949,554
Investment advisory expense	8,820,229	6,907,650	6,787,188	6,787,188	6,787,188
Other expenses	2,109,147	1,954,219	1,292,865	952,239	1,247,754
Total expenses	13,268,823	9,719,626	9,022,341	8,633,233	8,984,496
Net investment income	56,340,223	42,473,133	45,835,335	39,167,979	18,111,177
Realized and unrealized gains (losses)	9,071,361	(12,784,251)	(38,878,881)	31,621,019	36,142,346
Dividends to preferred interest holders	(1,494,552)	(1,602,799)	(1,544,830)	(1,517,873)	(1,739,089)
Net increase in net assets from operations	$63,917,032	$28,086,083	$5,411,624	$69,271,125	$52,514,434
Assets and Liabilities Data:
Investments	$766,262,959	$517,683,087	$378,960,536	$453,034,872	$343,062,967
Other assets	37,035,750	31,538,409	24,092,645	20,645,384	119,672,557
Total assets	803,298,709	549,221,496	403,053,181	473,680,256	462,735,524
Amount drawn on credit facility	95,000,000	74,000,000	29,000,000	50,000,000	75,000,000
Other liabilities	21,530,832	23,485,637	1,980,461	24,965,562	20,305,387
Total liabilities	116,530,832	97,485,637	30,980,461	74,965,562	95,305,387

Preferred limited partnership interest	134,504,252	134,526,285	134,466,418	134,377,869	134,368,337
Net assets	$552,263,625	$317,209,574	$237,606,302	$264,336,825	$233,061,800
Investment Activity Data:
No. of portfolio companies at period end	67	54	41	44	40
Acquisitions	$471,087,319	$359,020,926	$171,842,663	$262,837,727	$144,313,178
Sales, repayments, and other disposals	$235,641,665	$211,216,033	$216,916,444	$192,419,667	$195,383,341
Weighted-Average Yield at end of period	10.9%	11.3%	14.2%	13.1%	12.5%

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

We use words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “could,” “may,” “plan” and similar words to identify forward-looking statements. The forward looking statements contained in this annual report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in this report.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of December 31, 2013, 87.4% of our total assets were invested in qualifying assets.

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

Expenses

Our primary operating expenses include the payment of a base management fee and, depending on our operating results, incentive compensation, expenses reimbursable under the management agreement, administration fees and the allocable portion of overhead under the administration agreement. The base management fee and incentive compensation remunerates the Advisor for work in identifying, evaluating, negotiating, closing and monitoring our investments. Our administration agreement with SVOF/MM, LLC (the “Administrator”) provides that the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to us under the administration agreement, as well as any costs and expenses incurred by the Administrator or its affiliates relating to any non-investment advisory, administrative or operating services provided by the Administrator or its affiliates to us. We also bear all other costs and expenses of our operations and transactions, which may include those relating to:

•	our organization;

•	calculating our net asset value (including the cost and expenses of any independent valuation firms);

•	interest payable on debt, if any, incurred to finance our investments;

•	the base management fee and any incentive compensation;

•	dividends and distributions on our preferred shares, if any;

•	administration fees payable under the administration agreement;

•	fees payable to third parties relating to, or associated with, making investments;

•	transfer agent and custodial fees;

•	registration fees;

•	director fees and expenses;

•	costs of preparing and filing reports or other documents with the SEC;

•	costs of any reports, proxy statements or other notices to our common limited partner, including printing costs;

•	our fidelity bond;

•	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	indemnification payments;

•	direct costs and expenses of administration, including audit and legal costs; and

•	all other expenses reasonably incurred by us and the Administrator in connection with administering our business, such as the allocable portion of overhead under the administration agreement, including rent and other allocable portions of the cost of certain of our officers and their respective staffs.

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

As of December 31, 2013, 0.1% of our investments were categorized as Level 1, 19.0% were categorized as Level 2, 79.0% were Level 3 investments valued based on valuations by independent third party sources, and 1.9% were Level 3 investments valued based on valuations by the Advisor.

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

Portfolio and investment activity

During the year ended December 31, 2013, we invested approximately $471.1 million across 34 new and 10 existing portfolio companies. Of these investments, 98% were in senior secured debt comprised of senior loans ($381.9 million, or 81% of the total) and senior secured notes ($81.9 million, or 17% of the total). The remaining $7.3 million (2% of the total) were comprised of two equity investments and PIK payments received on investments in unsecured debt. Additionally, we received approximately $235.6 million in proceeds from sales or repayments of investments during the year ended December 31, 2013. During the year ended December 31, 2012, we invested approximately $359.0 million across 28 new and 14 existing portfolio companies. Of these investments, 98% were senior secured debt comprised of senior loans ($312.6 million, or 87% of the total) and senior secured notes ($40.3 million, or 11% of the total). The remaining $6.1 million (2% of the total) of new investments were in unsecured debt and equity securities. Additionally, we received approximately $211.2 million in proceeds from sales or repayments of investments during year ended December 31, 2012 respectively.

 At December 31, 2013, our investment portfolio of $766.3 million (at fair value) consisted of 67 portfolio companies and was invested 95% in debt investments, of which 98% was in senior secured debt and 2% in unsecured or subordinated debt. In aggregate, our investment portfolio was invested 76% in senior secured loans, 17% in senior secured notes, 2% in unsecured or subordinated debt, and 5% in equity investments. Our average portfolio company investment at fair value was approximately $11.4 million. Our largest portfolio company investment by value was approximately $21.3 million and our five largest portfolio company investments by value comprised approximately 13% of our portfolio at December 31, 2013. At December 31, 2012, our investment portfolio of $517.7 million (at fair value) consisted of 54 portfolio companies and was invested 93% in debt investments, of which 96% was in senior secured debt and 4% in unsecured or subordinated debt. In aggregate, our investment portfolio was invested 77% in senior secured loans, 12% in senior secured notes, 4% in unsecured or subordinated debt, and 7% in equity investments. Our average portfolio company investment at fair value was approximately $9.6 million. Our largest portfolio company investment by value was approximately $19.4 million and our five largest portfolio company investments by value comprised approximately 17% of our portfolio at December 31, 2012.

The industry composition of our portfolio at fair value at December 31, 2013 was as follows:

Percent of Total
Industry	Investments
Software Publishers	7.4%
Computer Systems Design and Related Services	5.6%
Wireless Telecommunications	4.2%
Newspaper, Periodical, Book, and Directory Publishers	4.0%
Nondepository Credit Intermediation	3.3%
Wired Telecommunications Carriers	3.3%
Professional, Scientific, and Technical Services	3.2%
Radio and Television Broadcasting	3.2%
Scheduled Air Transportation	2.9%
Communications Equipment Manufacturing	2.6%
Nonscheduled Air Transportation	2.5%
Retail	2.4%
Scientific Research and Development Services	2.3%
Electric Power Generation, Transmission and Distribution	2.3%
Chemical Manufacturing	2.3%
Advertising, Public Relations, and Related Services	2.2%
Business Support Services	2.2%
Electrical Equipment and Component Manufacturing	2.1%
Textile Furnishings Mills	2.1%
Full-Service Restaurants	2.1%
Oil and Gas Extraction	2.0%
Motion Picture and Video Industries	2.0%
Grocery Stores	2.0%
Structured Note Funds	2.0%
Semiconductor and Other Electronic Component Manufacturing	2.0%
Architectural, Engineering, and Related Services	1.9%
Gaming Industries	1.9%
Plastics Products Manufacturing	1.9%
Other Telecommunications	1.8%
Inland Water Transportation	1.7%
Artificial Synthetic Fibers and Filaments Manufacturing	1.5%
Promoters of Performing Arts, Sports, and Similar Events	1.4%
Fabricated Metal Product Manufacturing	1.4%
Specialty Hospitals	1.4%
Satellite Telecommunications	1.3%
Nonresidential Building Construction	1.3%
Merchant Wholesalers	1.2%
Computer Equipment Manufacturing	1.2%
Data Processing, Hosting, and Related Services	1.1%
Beverage Manufacturing	1.1%
Accounting, Tax Preparation, Bookkeeping, and Payroll Services	1.1%
Petroleum and Coal Products Manufacturing	1.0%
Other	3.6%
Total	100.0%

The weighted average effective yield of the debt securities in our portfolio was 10.9% at December 31, 2013 and 11.3% at December 31, 2012. The weighted average effective yields on our senior debt and other debt investments were 10.9% and 13.1%, respectively, at December 31, 2013, versus 11.4% and 9.9% at December 31, 2012.

At December 31, 2013, 71.2% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 28.8% bore interest at fixed rates. The percentage of our floating rate debt investments that bore interest based on an interest rate floor was 92.1% at December 31, 2013. At December 31, 2012, 63.8% of our debt investments bore interest based on floating rates and 36.2% bore interest at fixed rates. The percentage of our floating rate debt investments that bore interest based on an interest rate floor was 95.6% at December 31, 2012.

Results of operations

Results of operations through April 2, 2012 reflect a portfolio prior to the Conversion with different investment objectives, and accordingly are not directly comparable to the same period in 2013.

Investment income

Investment income totaled $69.6 million, $52.2 million and $54.9 million, respectively, for the years ended December 31, 2013, 2012 and 2011, of which $67.0 million, $49.3 million and $42.1 million were attributable to interest and fees on our debt investments, $0.0 million, $1.8 million and $10.6 million to dividends from equity securities, and $2.6 million, $1.1 million and $2.1 million to other income, respectively. The increase in investment income in the year ended December 31, 2013 compared to the year ended December 31, 2012 reflects an increase in interest income due to the larger investment portfolio and a higher percentage of the portfolio in income-producing assets in the year ended December 31, 2013 compared to the year ended December 31, 2012 and an increase in other income, offset somewhat by a decrease in dividend income. The decrease in investment income in the year ended December 31, 2012 compared to the year ended December 31, 2011 reflects significant dividends received from two equity positions in the year ended December 31, 2011 totaling $10.6 million compared to receipt of $1.8 million in dividends from one equity investment in the year ended December 31, 2012, partially offset by an increase in interest income due to the larger investment portfolio and the higher percentage of the portfolio in income-producing assets in the year ended December 31, 2012 compared to the year ended December 31, 2011.

Expenses

Total operating expenses for the years ended December 31, 2013, 2012 and 2011 were $13.3 million, $9.7 million and $9.0 million respectively, comprised of $8.8 million, $6.9 million and $6.8 million in base management fees, $0.4 million, $1.2 million and $0.2 million in legal and professional fees (including professional fees related to the Conversion), $1.5 million, $0.4 million and $0.5 million in interest expense and fees related to the Revolving Facilities, $0.9 million, $0.4 million and $0.4 million in amortization of debt issuance costs, and $1.7 million, $0.8 million and $1.1 million in other expenses, respectively. The increase in expenses in the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily reflects the increase in management fees due to the larger portfolio, the increase in interest expense and fees related to the increase in available and outstanding debt, and approximately $0.8 million in administration expenses previously waived by the Administrator. The increase in expenses in the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily reflects $0.4 million in professional fees relating to the Conversion and an overall increase in ongoing professional fees subsequent to the Conversion.

Net investment income

Net investment income was $56.3 million, $42.5 million and $45.8 million respectively, for the years ended December 31, 2013, 2012 and 2011. The increase in in net investment income in the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily reflects the increased interest income in the year ended December 31, 2013, partially offset by the increase in expenses. The decrease in in net investment income in the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily reflects the decrease in dividend income, the increase in professional fees and other expenses, and the excise tax expense, partially offset by the increase in interest and other income in the year ended December 31, 2012.

Net realized and unrealized gain or loss

Net realized gains (losses) for the years ended December 31, 2013, 2012 and 2011 were $(47.4) million, $(16.0) million and $18.1 million respectively. Net realized losses during the year ended December 31, 2013 were primarily due to a charge of $45.1 million from the tender of all of our shares of common stock of Bally Total Fitness Holding Corporation ("BTF"). The tender price was slightly higher than the fair value as of December 31, 2012 and had a de minimis impact on net asset value. This charge was previously included in unrealized losses at the beginning of the year. The initial BTF investment was acquired at a significant discount as part of our legacy distressed debt strategy and generated substantial cash interest income.  Additionally, we took a charge of $7.0 million on the recapitalization of AGY Holding Corp. (“AGY”), a transaction in which we received both new debt and preferred equity in a deleveraged company. The initial AGY investment was also part of our legacy distressed debt strategy and has generated substantial cash interest income.  Excluding these charges, net realized gains for the year ended December 31, 2013 were $4.7 million.

The net realized losses during the year ended December 31, 2012 were due to a charge of $33.8 million on a restructuring of Bulgaria Telecom, $29.3 million of which were previously included in unrealized losses, and a reorganization charge on one other debt investment of $(5.5) million, partially offset by a gain of $17.0 million from the sale of International Wire Group Holdings, Inc. equity, and net gains of $6.3 million primarily from three debt investments. For the years ended December 31, 2013, 2012 and 2011, the change in net unrealized appreciation or depreciation was $56.5 million, $3.2 million and $(57.0) million, respectively.

Dividends to preferred limited partners

Dividends on the Preferred Interests for the years ended December 31, 2013, 2012 and 2011 were $1.5 million, $1.6 million, and $1.5 million, respectively, as average LIBOR rates for the three periods were similar.

Net increase or decrease in net assets allocable to common limited and general partners resulting from operations

The net increase in net assets resulting from operations was $63.9 million, $28.1 million and $5.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. The higher net increase in net assets resulting from operations for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily reflects the increase in net investment income and the increase in net realized and unrealized gains. The higher net increase in net assets resulting from operations for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily reflects a lower net realized and unrealized loss, partially offset by the decrease in dividend income.

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

On May 17, 2013, the Leverage Program was expanded with the issuance of the TCPC Funding Facility. This facility is a senior secured revolving credit facility, pursuant to which amounts may be drawn up to $100 million subject to certain collateral and other restrictions. The facility is expandable to $200 million subject to the consent of the lender and other customary conditions. Amounts outstanding and available under the combined Leverage Program at December 31, 2013 were as follows:

	Rate *	Outstanding	Available	Total Facility
Partnership Facility	L+44	$45,000,000	$71,000,000	$116,000,000
TCPC Funding Facility	L+275	50,000,000	50,000,000	100,000,000
Preferred Interests	L+85	134,000,000	-	134,000,000
Total Leverage Program		$229,000,000	$121,000,000	$350,000,000

* Based on either LIBOR or the lender’s cost of funds, subject to certain limitations.

Net cash used in operating activities during the year ended December 31, 2013 was $185.9 million. Our primary use of cash in operating activities during this period consisted of the settlement of acquisitions of investments (net of dispositions) of $232.8 million, partially offset by net investment income less preferred dividends (net of non-cash income and expenses) of approximately $46.9 million.

Net cash provided by financing activities was $190.8 million during the year ended December 31, 2013, consisting primarily of $225.2 million in contributions from TCPC resulting from its follow on offerings, and $21.0 million of net draws under our Revolving Facilities, reduced by $42.9 million of distributions to TCPC, $7.9 million of distributions of incentive compensation to the General Partner, $1.5 million of dividends on the Preferred Interests, and payment of $3.1 million in costs related to the issuance of the TCPC Funding Facility.

At December 31, 2013, we had $23.0 million in cash and cash equivalents.

The Revolving Facilities are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 200% of total assets (less total liabilities other than indebtedness) to the sum of total preferred equity and indebtedness, and restrictions on certain payments and issuance of debt. Economic conditions, like those that began in 2007 and which have continued, may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the Revolving Facilities, and may therefore impact our ability to borrow under the Revolving Facilities. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment under the Revolving Facilities or require redemption of the Preferred Interests, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At December 31, 2013, we were in compliance with all financial and operational covenants required by the Leverage Program.

Economic conditions, like those that began in 2007 and which have continued, while creating attractive opportunities for us, may decrease liquidity and raise the cost of capital generally, which could limit our ability to renew, extend or replace the Leverage Program on terms as favorable as are currently included therein. If we are unable to renew, extend or replace the Leverage Program upon the various dates of maturity, we expect to have sufficient funds to repay the outstanding balances in full from our net investment income and sales of, and repayments of principal from, our portfolio company investments, as well as from anticipated debt and equity capital raises, among other sources. Economic conditions, like those that began in 2007 and which have continued, may limit our ability to raise capital or the ability of the companies in which we invest to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The Partnership Facility matures in July 2016 and the Preferred Interests will be subject to mandatory redemption in July 2016. The TCPC Funding Facility matures in May 2017. Any inability to renew, extend or replace the Revolving Facilities or replace the Preferred Interests could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

Contractual obligations

In addition to obligations under our Leverage Program, we have entered into several contracts under which we have future commitments. Pursuant to an investment management agreement, the Advisor manages our day-to-day operations and provides investment advisory services to us. Payments under the investment management agreement will be equal to a percentage of the value of our gross assets (excluding cash and cash equivalents) and an incentive compensation, plus reimbursement of certain expenses incurred by the Advisor. Under our administration agreement, the Administrator provides us with administrative services, facilities and personnel. Payments under the administration agreement are equal to an allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us, and may include rent and our allocable portion of the cost of certain of our officers and their respective staffs. We are responsible for reimbursing the Advisor for due diligence and negotiation expenses, fees and expenses of custodians, administrators, transfer and distribution agents, counsel and directors, insurance, filings and registrations, proxy expenses, expenses of communications to investors, compliance expenses, interest, taxes, portfolio transaction expenses, costs of responding to regulatory inquiries and reporting to regulatory authorities, costs and expenses of preparing and maintaining our books and records, indemnification, litigation and other extraordinary expenses and such other expenses as are approved by the directors as being reasonably related to our organization, offering, capitalization, operation or administration and any portfolio investments, as applicable. The Advisor is not responsible for any of the foregoing expenses and such services are not investment advisory services under the 1940 Act. Either party may terminate each of the investment management agreement and administration agreement without penalty upon not less than 60 days’ written notice to the other.

Distributions

Distribution to the common limited partner

Our quarterly distributions to our common limited partner are recorded on the ex-dividend date and are determined under guidelines established by our board of directors. Distributions are declared considering our estimate of annual taxable income available for distribution and the amount of taxable income carried over from the prior year for distribution in the current year. We do not have a policy to pay distributions at a specific level and expect to continue to distribute substantially all of our taxable income. We cannot assure the common limited partner that it will receive any distributions or distributions at a particular level.

The following table summarizes our distributions to our common limited partner for the year ended December 31, 2013 and December 31, 2012:

Date Declared	Total Amount
March 7, 2013	$9,823,476
May 8, 2013	9,988,390
August 8, 2013	10,105,922
November 7, 2013	12,933,710
Total for year ended December 31, 2013	$42,851,498

March 9, 2012	$5,400,000
April 3, 2012	7,935,515
August 9, 2012	9,042,808
November 7, 2012	8,796,675
Total for year ended December 31, 2012	$31,174,998

Distributions to the General Partner

TCPC’s performance during the year ended December 31, 2013 exceeded the total return threshold; accordingly, incentive compensation of $11.2 million for the year ended December 31, 2013 was distributable to the General Partner. Pursuant to the terms of the management agreements of TCPC and the Partnership, no incentive compensation was distributable prior to January 1, 2013. We also allocated a reserve amount of $1.2 million to the account of the General Partner at December 31, 2013 based on the amount of the additional incentive compensation which would have been distributable to the General Partner had TCPC and the Partnership liquidated at net asset value at December 31, 2013.

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

Recent Developments

From January 1, 2014 through February 28, 2014, the Partnership has invested approximately $45.4 million in four investments and a $6.25 million commitment with a combined effective yield of approximately 10.3%.

On February 21, 2014, TCPC filed a report on Form 8-K announcing the expansion of the TCPC Funding Facility from $100 million in available debt to $150 million in available debt. The facility’s maturity date was also extended from May 15, 2016 to May 15, 2017 and its interest rate was reduced from LIBOR plus 2.75% per annum to LIBOR plus 2.50% per annum, subject to certain minimum borrowing requirements. The amendment is effective March 15, 2014.

On March 6, 2014, TCPC’s board of directors declared a regular first quarter cash dividend of $0.36 per share payable on March 31, 2014 to stockholders of record as of the close of business on March 17, 2014.

Item 7A:     Quantitative and qualitative disclosure about market risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2013, 71.2% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2013, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 92.1%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our December 31, 2013 balance sheet, the following table shows the annual impact on net income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest income	Interest Expense	Net Income
Up 300 basis points	$11,218,688	$(6,870,000)	$4,348,688
Up 200 basis points	$5,917,639	$(4,580,000)	$1,337,639
Up 100 basis points	$932,495	$(2,290,000)	$(1,357,505)
Down 100 basis points	$(137,247)	$559,218	$424,971
Down 200 basis points	$(137,247)	$559,218	$424,971
Down 300 basis points	$(137,247)	$559,218	$424,971

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Partners and Board of Directors of

Special Value Continuation Partners, LP

We have audited the accompanying consolidated statements of assets and liabilities of Special Value Continuation Partners, LP (a Delaware Limited Partnership) (the Partnership), including the consolidated schedule of investments, as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2013, by correspondence with the custodian, loan agents, trustees or management of the underlying investments, as applicable, or by other appropriate auditing procedures where replies from these parties, as applicable, were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Special Value Continuation Partners, LP at December 31, 2013 and 2012, and the consolidated results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material aspects the information set forth therein.

/s/ Ernst & Young LLP

Los Angeles, California

March 6, 2014

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statements of Assets and Liabilities

	December 31, 2013	December 31, 2012

Assets
Investments, at fair value:
Companies less than 5% owned (cost of $684,569,508 and $508,302,758, respectively)	$678,326,915	$440,772,190
Companies 5% to 25% owned (cost of $73,946,547 and $55,803,421, respectively)	69,068,808	54,421,689
Companies more than 25% owned (cost of $42,588,724 and $44,964,189 respectively)	18,867,236	22,489,208
Total investments (cost of $801,104,779 and $609,070,368, respectively)	766,262,959	517,683,087

Cash and cash equivalents	22,984,182	18,035,189
Accrued interest income:
Companies less than 5% owned	6,282,353	4,039,149
Companies 5% to 25% owned	415,061	482,634
Companies more than 25% owned	41,691	53,524
Receivable for investments sold	3,605,964	7,727,415
Deferred debt issuance costs	2,969,085	696,018
Unrealized appreciation on swaps	-	179,364
Options (cost $51,750)	14,139	-
Prepaid expenses and other assets	723,275	325,116
Total assets	803,298,709	549,221,496

Liabilities
Debt	95,000,000	74,000,000
Payable for investments purchased	14,706,942	21,814,819
Incentive allocation payable	3,318,900	-
Payable to Parent	531,717	-
Interest payable	430,969	119,233
Unrealized depreciation on swaps	331,183	-
Payable to the Investment Manager	287,371	48,149
Accrued expenses and other liabilities	1,923,750	1,503,436
Total liabilities	116,530,832	97,485,637

Preferred equity facility
Series A preferred limited partner interests; $20,000/interest liquidation preference; 6,700 interests authorized, issued and outstanding	134,000,000	134,000,000
Accumulated dividends on Series A preferred equity facility	504,252	526,285
Total preferred limited partner interests	134,504,252	134,526,285

Net assets applicable to common limited and general partners	$552,263,625	$317,209,574

Composition of net assets applicable to common limited and general partners
Paid-in capital	$666,530,318	$441,328,968
Accumulated net investment income	26,850,149	26,677,138
Accumulated net realized losses	(105,802,644)	(59,026,227)
Accumulated net unrealized depreciation	(35,314,198)	(91,770,305)
Net assets applicable to common limited and general partners	$552,263,625	$317,209,574

See accompanying notes.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statement of Investments

December 31, 2013

Showing Percentage of Total Cash and Investments of the Partnership

				Percent of
	Principal		Fair	Cash and
Investment	Amount	Cost	Value	Investments

Debt Investments (92.05%)
Bank Debt (74.53%) (1)
Accounting, Tax Preparation, Bookkeeping, and Payroll Services (1.03%)
Expert Global Solutions, LLC, Senior Secured 1st Lien Term Loan B, LIBOR + 7.25% (Q), 1.25% LIBOR Floor, due 4/3/18	$699,754	$701,280	$703,691	0.09%
Expert Global Solutions, LLC, Senior Secured 2nd Lien Term Loan, LIBOR + 11% (Q), 1.5% LIBOR Floor, due 10/3/18	$7,434,877	7,228,004	7,382,833	0.94%
Total Accounting, Tax Preparation, Bookkeeping, and Payroll Services		7,929,284	8,086,524

Advertising, Public Relations, and Related Services (2.12%)
Doubleplay III Limited, Senior Secured 1st Lien Facility A1 Term Loan, EURIBOR + 6.25% (Q), 1.25% EURIBOR Floor, due 3/18/18 - (United Kingdom) (4)	$13,165,705	16,428,630	16,736,606	2.12%

Artificial Synthetic Fibers and Filaments Manufacturing (0.26%)
AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/16 (2)	$2,056,927	2,056,927	2,056,927	0.26%

Business Support Services (1.89%)
STG-Fairway Acquisitions, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 9.25% (Q), 1.25% LIBOR Floor, due 8/28/19	$14,643,455	13,944,123	14,929,002	1.89%

Chemical Manufacturing (2.20%)
Archroma, Senior Secured Lien Term Loan B, LIBOR + 8.25% (Q), 1.25% LIBOR Floor,
due 9/30/18	$17,456,250	17,107,125	17,401,699	2.20%

Communications Equipment Manufacturing (1.91%)
Globecomm Systems Inc., Senior Secured 1st Lien Term Loan, LIBOR + 7.625% (Q), 1.25% LIBOR Floor, due 12/11/18 (2)	$15,000,000	14,850,000	15,097,500	1.91%

Computer Equipment Manufacturing (1.15%)
ELO Touch Solutions, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 10.5% (Q),
1.5% LIBOR Floor, due 12/1/18	$10,000,000	9,666,672	9,100,000	1.15%

Converted Paper Products Manufacturing (0.45%)
Ranpak Corp., Senior Secured 2nd Lien Term Loan, LIBOR + 7.25% (Q), 1.25% LIBOR Floor, due 4/23/20	$3,469,573	3,434,877	3,573,660	0.45%

Computer Systems Design and Related Services (5.40%)
Blue Coat Systems, Inc., Senior Secured 1st Lien Revolver Term Loan, LIBOR + 3.5% (Q), 1% LIBOR Floor, due 5/31/18	$4,500,000	3,540,000	4,060,800	0.51%
Blue Coat Systems, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 8.5% (Q), 1% LIBOR Floor, due 6/28/20	$15,000,000	14,878,125	15,300,000	1.94%
OnX Enterprise Solutions, Ltd., Senior Secured 1st Lien Term Loan, LIBOR + 7% (Q), due 9/3/18 LIBOR + 7% , due 9/3/18	$10,640,000	10,483,300	10,709,160	1.36%
OnX USA, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 7% (Q), due 9/3/18	$5,320,000	5,244,790	5,354,580	0.68%
Websense, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 7.25% (Q), 1% LIBOR Floor, due 12/27/20	$7,200,000	7,164,000	7,218,000	0.91%
Total Computer Systems Design and Related Services		41,310,215	42,642,540

Electric Power Generation, Transmission and Distribution (2.21%)
Panda Sherman Power, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 7.5% (Q), 1.5% LIBOR Floor, due 9/14/18	$11,070,172	10,932,474	11,402,277	1.44%
Panda Temple Power II, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 6% (Q), 1.25% LIBOR Floor, due 4/3/19	$5,892,970	5,834,041	6,069,759	0.77%
Total Electric Power Generation, Transmission and Distribution		16,766,515	17,472,036

Electrical Equipment and Component Manufacturing (2.08%)
Palladium Energy, Inc., 1st Lien Senior Secured Term Loan, LIBOR + 9% (Q), 1% LIBOR Floor, due 12/26/17	$16,500,317	16,225,541	16,426,066	2.08%

Financial Investment Activities (0.49%)
Marsico Capital Management, Senior Secured 1st Lien Term Loan, LIBOR + 5% (M), due 12/31/22	$10,637,623	13,394,183	3,882,732	0.49%

Freight Transportation Arrangement (0.48%)
Livingston International, Inc., 2nd Lien Term Loan, LIBOR + 7.75% (Q), 1.25% LIBOR Floor, due 4/18/20	$3,665,217	3,597,620	3,756,848	0.48%

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statement of Investments (Continued)

December 31, 2013

Showing Percentage of Total Cash and Investments of the Partnership

				Percent of
	Principal		Fair	Cash and
Investment	Amount	Cost	Value	Investments

Debt Investments (continued)
Full-Service Restaurants (2.04%)
RM Holdco, LLC, Subordinated Convertible Term Loan, 1.12% PIK, due 3/21/18 (2)	$5,164,796	$5,164,796	$2,197,621	0.28%
RM OpCo, LLC, Convertible 1st Lien Term Loan Tranche B-1, 12% Cash + 7% PIK, due 3/21/16 (2)	$1,370,199	1,339,883	1,370,199	0.17%
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 11%, due 3/21/16 (2)	$3,626,947	3,626,947	3,626,947	0.46%
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B, 12% Cash + 7% PIK, due 3/21/16 (2)	$6,825,328	6,825,328	6,825,328	0.86%
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B-1, 12% Cash + 7% PIK, due 3/21/16 (2)	$2,150,088	2,109,019	2,150,088	0.27%
Total Full-Service Restaurants		19,065,973	16,170,183

Gaming Industries (1.87%)
AP Gaming I, LLC, Senior Secured 1st Lien Term Loan B, LIBOR + 8.25% (Q), 1% LIBOR Floor, due 12/20/20	$15,000,000	14,550,000	14,737,500	1.87%

Grocery Stores (1.91%)
Bashas, Inc., Senior Secured 1st Lien FILO Term Loan, LIBOR + 9.35% (M), 1.5% LIBOR Floor, due 12/28/15	$14,843,788	14,802,168	15,066,445	1.91%

Inland Water Transportation (1.64%)
US Shipping Corp, Senior Secured 1st Lien Term Loan B, LIBOR + 7.75% (Q), 1.25% LIBOR Floor, due 4/30/18	$12,603,333	12,477,300	12,965,679	1.64%

Insurance Related Activities (0.81%)
Confie Seguros Holding II Co., 2nd Lien Term Loan, LIBOR + 9% (M), 1.25% LIBOR Floor, due 5/8/19	$6,341,809	6,245,733	6,391,370	0.81%

Merchant Wholesalers (1.16%)
Envision Acquisition Company, LLC, 2nd Lien Term Loan, LIBOR + 8.75% (M), 1% LIBOR Floor, due 11/4/21	$9,079,011	8,897,430	9,192,498	1.16%

Motion Picture and Video Industries (1.97%)
CORE Entertainment, Inc., Senior Secured 1st Lien Term Loan, 9%, due 6/21/17	$9,462,231	9,381,116	8,610,631	1.09%
CORE Entertainment, Inc., Senior Secured 2nd Lien Term Loan, 13.5%, due 6/21/18	$7,569,785	7,502,054	6,858,225	0.88%
Total Motion Picture and Video Industries		16,883,170	15,468,856

Newspaper, Periodical, Book, and Directory Publishers (3.90%)
Hanley-Wood, LLC, 1st Lien FILO Term Loan, LIBOR + 6.75% (Q), 1.25% LIBOR Floor, due 7/15/18	$16,707,600	16,707,600	16,699,246	2.13%
MediMedia USA, Inc., 1st Lien Revolver, LIBOR + 6.75% (M), due 5/20/18	$4,960,000	3,797,500	4,523,908	0.57%
MediMedia USA, Inc., 1st Lien Term Loan, LIBOR + 6.75% (M), 1.25% LIBOR Floor, due 11/20/18	$9,701,250	9,433,029	9,458,719	1.20%
Total Newspaper, Periodical, Book, and Directory Publishers		29,938,129	30,681,873

Nonresidential Building Construction (1.25%)
NCM Group Holdings, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 11.5% (Q), 1% LIBOR Floor, due 8/29/18	$10,000,000	9,620,619	9,875,000	1.25%

Nonscheduled Air Transportation (2.24%)
One Sky Flight, LLC, Senior Secured 2nd Lien Term Loan, 12% Cash + 3% PIK, due 5/4/19	$18,200,000	16,929,086	17,708,600	2.24%

Oil and Gas Extraction (1.98%)
Willbros Group, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 9.75% (Q), 1.25% LIBOR Floor, due 8/7/19	$15,426,118	15,051,713	15,657,510	1.98%

Other Telecommunications (1.76%)
Securus Technologies, Inc., 2nd Lien Term Loan, LIBOR + 7.75% (Q), 1.25% LIBOR Floor, due 4/30/21	$14,000,000	13,860,000	13,925,660	1.76%

Petroleum and Coal Products Manufacturing (0.95%)
Boomerang Tube, LLC, 2nd Lien Term Loan, LIBOR + 9.5% (Q), 1.5% LIBOR Floor, due 10/11/17	$7,749,023	7,563,978	7,477,807	0.95%

Professional, Scientific, and Technical Services (3.14%)
Connolly, LLC, Senior Secured 2nd Lien Term Loan, LIBOR + 9.25% (Q), 1.25% LIBOR Floor, due 7/15/19	$12,000,000	11,829,534	12,270,000	1.55%
ConvergeOne Holdings, 1st Lien Term Loan, LIBOR + 8% (Q), 1.25% LIBOR Floor, due 5/8/19	$12,654,643	12,464,823	12,570,236	1.59%
Total Professional, Scientific, and Technical Services		24,294,357	24,840,236

Promoters of Performing Arts, Sports, and Similar Events (1.40%)
Stadium Management Group, Senior Secured 2nd Lien Term Loan, LIBOR + 9.50% (M), 1.25% LIBOR Floor, due 12/7/18	$11,000,000	10,817,390	11,055,000	1.40%

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statement of Investments (Continued)

December 31, 2013

Showing Percentage of Total Cash and Investments of the Partnership

				Percent of
	Principal		Fair	Cash and
Investment	Amount	Cost	Value	Investments

Debt Investments (continued)
Radio and Television Broadcasting (3.09%)
SiTV, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 6% (Q) Cash + 4% PIK, 2% LIBOR Floor, due 8/3/16	$6,995,124	$6,648,634	$6,774,778	0.86%
The Tennis Channel, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 8.5% (Q), due 5/29/17	$17,589,459	17,134,705	17,615,843	2.23%
Total Radio and Television Broadcasting		23,783,339	24,390,621

Retail (2.29%)
Kenneth Cole Productions, Inc., Senior Secured 1st Lien FILO Term Loan, LIBOR + 10.40% (M), 1% LIBOR Floor, due 9/25/17	$11,272,727	11,051,496	11,329,090	1.44%
Shopzilla, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 9.5% (Q), due 3/31/16	$6,710,057	6,525,027	6,683,216	0.85%
Total Retail		17,576,523	18,012,306

Scheduled Air Transportation (1.60%)
Aircraft Secured Mortgages - Aircraft Leased to Delta Air Lines, Inc.
N913DL, 8%, due 3/15/17 (6)	$289,048	289,048	296,820	0.04%
N918DL, 8%, due 8/15/18 (6)	$388,001	388,001	397,290	0.05%
N954DL, 8%, due 3/20/19 (6)	$514,375	514,375	524,620	0.07%
N955DL, 8%, due 6/20/19 (6)	$533,283	533,283	543,320	0.07%
N956DL, 8%, due 5/20/19 (6)	$532,275	532,275	542,640	0.07%
N957DL, 8%, due 6/20/19 (6)	$537,947	537,947	548,250	0.07%
N959DL, 8%, due 7/20/19 (6)	$543,573	543,573	553,520	0.07%
N960DL, 8%, due 10/20/19 (6)	$564,855	564,855	574,430	0.07%
N961DL, 8%, due 8/20/19 (6)	$558,427	558,427	568,310	0.07%
N976DL, 8%, due 2/15/18 (6)	$394,360	394,360	404,600	0.05%
Aircraft Secured Mortgages - Aircraft Leased to United Airlines, Inc.
N510UA, 20%, due 10/26/16 (2)	$328,848	328,848	404,605	0.05%
N512UA, 20%, due 10/26/16 (2)	$334,535	334,535	414,010	0.05%
N536UA, 16%, due 9/29/14 (2)	$108,845	108,845	114,000	0.01%
N545UA, 16%, due 8/29/15 (2)	$249,695	249,695	275,405	0.03%
N585UA, 20%, due 10/25/16 (2)	$392,794	392,794	486,115	0.06%
N659UA, 12%, due 2/28/16 (6)	$2,708,150	2,708,150	2,948,986	0.37%
N661UA, 12%, due 5/4/16 (6)	$2,880,186	2,880,186	3,171,026	0.40%
Total Scheduled Air Transportation		11,859,197	12,767,947

Semiconductor and Other Electronic Component Manufacturing (1.87%)
Isola USA Corporation, Senior Secured Term Loan B, LIBOR + 8.25% (Q), 1% LIBOR Floor, due 11/29/18	$14,583,333	14,366,560	14,729,167	1.87%

Software Publishers (7.13%)
BlackLine Systems, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 0.4% (Q) Cash + 7.6% PIK, 1.5% LIBOR Floor, due 9/25/18	$12,579,747	11,811,044	12,183,485	1.56%
Coreone Technologies, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 3.75% (Q) Cash + 5% PIK, 1% LIBOR Floor, due 9/4/18	$13,556,801	13,243,533	13,455,125	1.72%
Deltek, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 8.75% (Q), 1.25% LIBOR Floor, due 10/10/19	$15,000,000	14,805,253	15,300,000	1.94%
Edmentum, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 9.75% (Q), 1.5% LIBOR Floor due 5/17/19	$15,000,000	14,748,486	15,112,500	1.91%
Total Software Publishers		54,608,316	56,051,110

Specialty Hospitals (0.70%)
UBC Healthcare Analytics, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 9% (Q), 1% LIBOR Floor, due 7/1/18	$5,526,021	5,498,391	5,559,177	0.70%

Textile Furnishings Mills (2.08%)
Lexmark Carpet Mills, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 10% (Q), 1% LIBOR Floor, due 9/30/18	$16,351,467	15,942,680	16,392,346	2.08%

Wired Telecommunications Carriers (1.96%)
Integra Telecom Holdings, Inc., 2nd Lien Term Loan, LIBOR + 8.5% (Q), 1.25% LIBOR Floor, due 2/22/20	$15,000,000	14,701,027	15,459,375	1.96%

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statement of Investments (Continued)

December 31, 2013

Showing Percentage of Total Cash and Investments of the Partnership

	Principal			Percent of
	Amount or		Fair	Cash and
Investment	Shares	Cost	Value	Investments

Debt Investments (continued)
Wireless Telecommunications Carriers (4.12%)
Alpheus Communications, LLC, Senior Secured 1st Lien Delayed Draw FILO Term Loan, LIBOR + 6.92% (Q), 1% LIBOR Floor, due 5/31/18	$—	$(11,183)	$(8,437)	-
Alpheus Communications, LLC, Senior Secured 1st Lien FILO Term Loan, LIBOR + 6.92% (Q), 1% LIBOR Floor, due 5/31/18	$8,248,124	8,166,127	8,186,263	1.04%
Globalive Wireless Management Corp., Senior Secured 1st Lien Term Loan, LIBOR + 10.9% (Q), due 4/30/14 - (Canada)	$3,037,292	2,933,872	3,067,665	0.39%
Gogo, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 9.75% (Q), 1.5% LIBOR Floor, due 6/21/17	$19,587,428	18,707,700	21,252,360	2.69%
Total Wireless Telecommunications Carriers		29,796,516	32,497,851

Total Bank Debt		585,841,307	588,236,257

Other Corporate Debt Securities (17.52%)
Architectural, Engineering, and Related Services (1.01%)
ESP Holdings, Inc., Junior Unsecured Subordinated Promissory Notes, 6% Cash + 10% PIK, due 12/31/19 (2), (5)	$7,959,369	7,959,369	7,959,369	1.01%

Artificial Synthetic Fibers and Filaments Manufacturing (1.17%)
AGY Holding Corporation, Senior Secured 2nd Lien Notes, 11%, due 11/15/16 (2), (5)	$9,268,000	7,586,317	9,268,000	1.17%

Beverage Manufacturing (1.04%)
Carolina Beverage Group, LLC, Secured Notes, 10.625%, due 8/1/18 (5)	$7,780,000	7,780,000	8,207,900	1.04%

Data Processing, Hosting, and Related Services (0.97%)
The Telx Group, Inc., Senior Unsecured Notes, 10% Cash + 2% PIK, due 9/26/19 (5)	$7,098,916	6,960,435	7,631,335	0.97%

Fabricated Metal Product Manufacturing (1.38%)
Constellation Enterprises, LLC, Senior Secured 1st Lien Notes, 10.625%, due 2/1/16 (5)	$12,500,000	12,322,875	10,875,000	1.38%

Metal Ore Mining (0.78%)
St Barbara Ltd., 1st Priority Senior Secured Notes, 8.875%, due 4/15/18 - (Australia) (5)	$7,359,000	7,326,651	6,144,765	0.78%

Nondepository Credit Intermediation (3.25%)
Caribbean Financial Group, Senior Secured Notes, 11.5%, due 11/15/19 - (Cayman Islands) (5)	$10,000,000	9,824,072	10,700,000	1.35%
Trade Finance Funding I, Ltd., Secured Class B Notes, 10.75%, due 11/13/18 (5)	$15,000,000	15,000,000	14,962,500	1.90%
Total Nondepository Credit Intermediation		24,824,072	25,662,500

Plastics Products Manufacturing (1.83%)
Iracore International, Inc., Senior Secured Notes, 9.5%, due 6/1/18 (5)	$13,600,000	13,600,000	14,426,622	1.83%

Satellite Telecommunications (1.31%)
Avanti Communications Group, PLC, Senior Secured Notes, 10%, due 10/1/19 (5)	$9,914,000	9,914,000	10,335,345	1.31%

Scientific Research and Development Services (2.23%)
BPA Laboratories, Inc., Senior Secured Notes, 12.25%, due 4/1/17 (5)	$17,200,000	16,536,295	17,630,000	2.23%

Specialty Hospitals (0.65%)
Vantage Oncology, LLC, Senior Secured Notes, 9.5%, due 6/15/17 (5)	$5,000,000	5,000,000	5,137,500	0.65%

Structured Note Funds (1.90%)
Magnolia Finance V plc, Asset-Backed Credit Linked Notes, 13.125%, due 8/2/21 - (Cayman Islands) (5)	$15,000,000	15,000,000	15,000,000	1.90%
Total Other Corporate Debt Securities		134,810,014	138,278,336

Total Debt Investments		720,651,321	726,514,593

Equity Securities (5.04%)
Architectural, Engineering, and Related Services (0.87%)
ESP Holdings, Inc., Cumulative Preferred 15% (2), (3), (5)	20,297	2,249,930	3,947,862	0.51%
ESP Holdings, Inc., Common Stock (2), (3), (5)	88,670	9,311,782	2,856,346	0.36%
Total Architectural, Engineering, and Related Services		11,561,712	6,804,208

Business Support Services (0.22%)
STG-Fairway Holdings, LLC, Class A Units (3), (5)	841,479	1,174,225	1,722,508	0.22%

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statement of Investments (Continued)

December 31, 2013

Showing Percentage of Total Cash and Investments of the Partnership

				Percent of
			Fair	Cash and
Investment	Shares	Cost	Value	Investments

Equity Securities (continued)
Communications Equipment Manufacturing (0.64%)
Wasserstein Cosmos Co-Invest, L.P., Limited Partnership Units (2), (3), (5)	5,000,000	$5,000,000	$5,000,000	0.64%

Data Processing, Hosting, and Related Services (0.13%)
Anacomp, Inc., Class A Common Stock (3), (5), (6)	1,255,527	26,711,048	1,004,422	0.13%

Depository Credit Intermediation (0.11%)
Doral Financial Corporation, Common Stock - (Puerto Rico) (3)	53,890	11,699,417	843,913	0.11%

Financial Investment Activities (0.00%)
Marsico Holdings, LLC, Common Interest Units (3), (5)	168,698	172,694	4,302	-

Full-Service Restaurants (0.00%)
RM Holdco, LLC, Membership Units (2), (3), (5)	13,161,000	2,010,777	-	-

Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing (0.01%)
Precision Holdings, LLC, Class C Membership Interests (3), (5)	33	-	41,645	0.01%

Nonmetallic Mineral Mining and Quarrying (0.20%)
EPMC HoldCo, LLC, Membership Units (2), (5)	1,312,720	-	1,562,137	0.20%

Nonscheduled Air Transportation (0.16%)
Flight Options Holdings I, Inc., Warrants to Purchase Common Stock (3), (5)	1,843	1,274,000	1,268,904	0.16%

Radio and Television Broadcasting (0.04%)
SiTV, Inc., Warrants to Purchase Common Stock (3), (5)	233,470	300,322	354,874	0.04%

Retail (0.07%)
Shop Holding, LLC, Class A Units (3), (5)	490,037	462,576	532,919	0.07%
Shop Holding, LLC, Warrants to Purchase Class A Units (3), (5)	326,691	-	38,258	-
Total Electronic Shopping		462,576	571,177

Scheduled Air Transportation (1.19%)
Equipment Trusts - Aircraft Leased to Delta Air Lines, Inc.
N913DL Trust Beneficial Interests (5), (6)	727	97,376	125,970	0.02%
N918DL Trust Beneficial Interests (5), (6)	623	109,938	142,970	0.02%
N954DL Trust Beneficial Interests (5), (6)	591	133,027	68,000	0.01%
N955DL Trust Beneficial Interests (5), (6)	576	133,868	113,560	0.01%
N956DL Trust Beneficial Interests (5), (6)	580	133,907	108,800	0.01%
N957DL Trust Beneficial Interests (5), (6)	576	134,785	109,650	0.01%
N959DL Trust Beneficial Interests (5), (6)	573	135,658	110,500	0.01%
N960DL Trust Beneficial Interests (5), (6)	563	139,173	109,650	0.01%
N961DL Trust Beneficial Interests (5), (6)	570	138,350	103,870	0.01%
N976DL Trust Beneficial Interests (5), (6)	654	113,413	103,033	0.01%
Equipment Trusts - Aircraft Leased to United Airlines, Inc.
N510UA Trust Beneficial Interests (2), (5)	54	197,409	465,625	0.06%
N512UA Trust Beneficial Interests (2), (5)	53	193,046	458,277	0.06%
N536UA Trust Beneficial Interests (2), (5)	81	396,289	656,766	0.08%
N545UA Trust Beneficial Interests (2), (5)	67	348,071	641,840	0.08%
N585UA Trust Beneficial Interests (2), (5)	53	214,737	571,706	0.07%
United N659UA-767, LLC (N659UA) (5), (6)	412	2,097,640	2,840,323	0.36%
United N661UA-767, LLC (N661UA) (5), (6)	400	2,066,062	2,852,677	0.36%
Total Scheduled Air Transportation		6,782,749	9,583,217

Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing (0.08%)
KAGY Holding Company, Inc., Series A Preferred Stock (2), (3), (5)	9,778	1,091,200	662,134	0.08%

Semiconductor and Other Electronic Component Manufacturing (0.03%)
AIP/IS Holdings, LLC, Membership Units (3), (5)	352	-	229,504	0.03%

Software Publishers (0.07%)
SLS Breeze Intermediate Holdings, Inc., Warrants to Purchase Common Stock (3), (5)	1,232,731	522,678	561,632	0.07%

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statement of Investments (Continued)

December 31, 2013

Showing Percentage of Total Cash and Investments of the Partnership

				Percent of
			Fair	Cash and
Investment	Shares	Cost	Value	Investments

Equity Securities (continued)

Wired Telecommunications Carriers (1.22%)
Integra Telecom, Inc., Common Stock (3), (5)	1,274,522	$8,433,884	$5,583,686	0.72%
Integra Telecom, Inc., Warrants (3), (5)	346,939	19,920	194,050	0.02%
V Telecom Investment S.C.A, Common Shares - (Luxembourg) (3), (4), (5)	1,393	3,236,256	3,756,053	0.48%
Total Wired Telecommunications Carriers		11,690,060	9,533,789

Total Equity Securities		80,453,458	39,748,366

Total Investments (7)		801,104,779	766,262,959

Cash and Cash Equivalents (2.91%)
Wells Fargo & Company, Overnight Repurchase Agreement, 0.09%
Collateralized by Freddie Mac Note			$10,501,688	1.33%
Union Bank of California, Commercial Paper, 0.10%, due 1/2/13			8,499,976	1.07%
Cash Denominated in Foreign Currencies			121,389	0.02%
Cash Held on Account at Various Institutions			3,861,129	0.49%
Cash and Cash Equivalents			22,984,182

Total Cash and Investments			$789,247,141	100.00%

Notes to Statement of Investments:

(1)	Investments in bank debt generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.

(2)	Non-controlled affiliate – as defined under the Investment Company Act of 1940 (ownership of between 5% and 25% of the outstanding voting securities of this issuer).

(3)	Non-income producing security.

(4)	Principal amount denominated in foreign currency. Amortized cost and fair value converted from foreign currency to US dollars. (See Note 2)

(5)	Restricted security. (See Note 2)

(6)	Controlled issuer – as defined under the Investment Company Act of 1940 (ownership of 25% or more of the outstanding voting securities of this issuer). Investment is not more than 50% owned nor deemed to be a significant subsidiary.

(7)	Includes investments with an aggregate market value of $12,960,000 that have been segregated to collateralize certain unfunded commitments.

LIBOR or EURIBOR resets monthly (M), quarterly (Q), or semiannually (S).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $471,087,319, and $235,641,665, respectively for the year ended December 31, 2013. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of December 31, 2013 was $765,419,046, or 97.0% of total cash and investments of the Company.

Options and Swaps at December 31, 2013 were as follows:

	Notional
Investment	Amount	Fair Value

Interest Rate Cap, 4%, expires 5/15/2016	$25,000,000	$14,139
Euro/US Dollar Cross-Currency Basis Swap, Pay Euros/Receive USD, Expires 3/31/17	$4,289,019	$(331,183)

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

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statement of Investments (Continued)

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

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statement of Investments (Continued)

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

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statement of Investments (Continued)

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

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statement of Investments (Continued)

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

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statement of Investments (Continued)

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

See accompanying notes.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statements of Operations

	Year Ended December 31,
	2013	2012 (1)	2011 (1)

Investment income
Interest income:
Companies less than 5% owned	$60,323,117	$42,139,023	$38,290,363
Companies 5% to 25% owned	5,445,021	5,850,394	3,822,995
Companies more than 25% owned	1,210,926	1,253,915	-
Dividend income:
Companies 5% to 25% owned	-	1,811,189	10,610,159
Other income:
Companies less than 5% owned	1,470,116	289,073	1,068,872
Companies 5% to 25% owned	458,627	359,099	1,065,287
Companies more than 25% owned	701,239	490,066	-
Total investment income	69,609,046	52,192,759	54,857,676

Operating expenses
Management and advisory fees	8,820,229	6,907,650	6,787,188
Interest expense	1,194,158	190,702	321,532
Amortization of deferred debt issuance costs	852,618	441,495	440,289
Administrative expenses	849,228	-	-
Legal fees, professional fees and due diligence expenses	400,039	789,009	233,928
Commitment fees	292,671	225,560	180,467
Director fees	192,410	132,889	120,640
Custody fees	146,360	96,447	88,386
Insurance expense	126,237	86,861	78,157
Professional fees relating to the Conversion	-	411,523	-
Other operating expenses	394,873	437,490	771,754
Total operating expenses	13,268,823	9,719,626	9,022,341

Net investment income	56,340,223	42,473,133	45,835,335

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in companies less than 5% owned	(40,379,889)	(29,574,293)	17,818,481
Investments in companies 5% to 25% owned	(7,004,857)	13,584,105	261,308
Net realized gain (loss)	(47,384,746)	(15,990,188)	18,079,789

Net change in net unrealized appreciation/depreciation	56,456,107	3,205,937	(56,958,670)
Net realized and unrealized gain (loss)	9,071,361	(12,784,251)	(38,878,881)

Dividends paid on Series A preferred equity facility	(1,516,585)	(1,542,932)	(1,456,281)
Net change in accumulated dividends on Series A preferred equity facility	22,033	(59,867)	(88,549)
Net increase in net assets applicable to common limited and general partners resulting from operations	$63,917,032	$28,086,083	$5,411,624

See accompanying notes.

(1) Prior to the Conversion on April 2, 2012, the Company's portfolio had different objectives.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statements of Changes in Net Assets

	Year Ended December 31, 2013
		Common
		Limited	General
	Total	Partner	Partner
Net assets applicable to common limited and general partners, beginning of year	$317,209,574	$317,209,574	$-

Contributions from common limited partner	225,201,350	225,201,350	-

Net investment income	56,340,223	45,474,169	10,866,054
Net realized loss	(47,384,746)	(37,907,797)	(9,476,949)
Net change in unrealized appreciation/depreciation	56,456,107	45,164,886	11,291,221
Dividends paid on preferred equity facility	(1,516,585)	(1,213,268)	(303,317)
Net change in accumulated dividends on preferred equity facility	22,033	17,626	4,407
Net increase in net assets applicable to common limited and general partners resulting from operations	63,917,032	51,535,616	12,381,416

Distributions to common limited and general partners from:
Net investment income	(53,418,640)	(42,851,498)	(10,567,142)
Realized gains	(645,691)	-	(645,691)

Net assets applicable to common limited and general partners, end of period (including accumulated net investment income of $26,850,149, $26,499,634 and $350,515, respectively)	$552,263,625	$551,095,042	$1,168,583

	Year Ended December 31, 2012
		Common
		Limited	General
	Total	Partner	Partner
Net assets applicable to common limited and general partners, beginning of year	$237,606,302	$237,606,302	$-

Contributions from common limited partner	82,692,187	82,692,187	-

Net investment income	42,473,133	42,473,133	-
Net realized loss	(15,990,188)	(15,990,188)	-
Net change in unrealized appreciation/depreciation	3,205,937	3,205,937	-
Dividends paid on preferred equity facility	(1,542,932)	(1,542,932)	-
Net change in accumulated dividends on preferred equity facility	(59,867)	(59,867)	-
Net increase in net assets applicable to common limited and general partners resulting from operations	28,086,083	28,086,083	-

Distributions to common limited and general partners from:
Net investment income	(31,174,998)	(31,174,998)	-

Net assets applicable to common limited and general partners, end of year (including accumulated net investment income of $26,677,138, $26,326,623 and $350,515, respectively)	$317,209,574	$317,209,574	$-

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

See accompanying notes.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011

Operating activities
Net increase in net assets applicable to common limited and general partners resulting from operations	$63,917,032	$28,086,083	$5,411,624
Adjustments to reconcile net increase in net assets applicable to common limited and general partners resulting from operations to net cash provided by (used in) operating activities:
Net realized loss (gain)	47,384,746	15,990,188	(18,079,789)
Net change in unrealized appreciation/depreciation of investments	(55,997,304)	(3,450,486)	56,547,320
Dividends paid on Series A preferred equity facility	1,516,585	1,542,932	1,456,281
Net change in accumulated dividends on Series A preferred equity facility	(22,033)	59,867	88,549
Accretion of original issue discount	(2,017,458)	(1,176,644)	(934,936)
Net accretion of market discount/premium	(2,007,794)	(2,287,656)	(3,129,283)
Interest and dividend income paid in kind	(2,620,046)	(2,769,478)	(5,343,284)
Amortization of deferred debt issuance costs	852,618	441,495	440,289
Changes in assets and liabilities:
Purchases of investment securities	(468,467,273)	(356,251,448)	(171,842,663)
Proceeds from sales, maturities and paydowns of investments	235,641,665	211,216,033	216,916,444
Decrease (increase) in accrued interest income - companies less than 5% owned	(2,243,204)	1,466,278	(321,870)
Decrease (increase) in accrued interest income - companies 5% to 25% owned	67,573	300,741	(570,662)
Decrease (increase) in accrued interest income - companies more than 25% owned	11,833	(53,524)	-
Decrease in receivable from parent	-	-	54,833
Decrease (increase) in receivable for investments sold	4,121,451	(3,430,145)	963,954
Decrease (increase) in prepaid expenses and other assets	(398,159)	1,039,842	(1,182,782)
Increase (decrease) in payable for investments purchased	(7,107,877)	21,546,908	(3,670,205
Increase (decrease) in payable to the Investment Manager	239,222	(127,780)	83,104
Decrease in management and advisory fees payable	-	(565,599)	-
Increase in payable to parent	531,717	-	-
Increase (decrease) in interest payable	311,736	43,565	(3,934)
Increase in accrued expenses and other liabilities	420,314	608,082	552,673
Net cash provided by (used in) operating activities	(185,864,656)	(87,770,746)	77,435,663

Financing activities
Proceeds from draws on credit facilities	283,000,000	184,000,000	101,000,000
Principal repayments on credit facilities	(262,000,000)	(139,000,000)	(122,000,000)
Payments of debt issuance costs	(3,125,685)	-	-
Dividends paid on the preferred equity facility	(1,516,585)	(1,542,932)	(1,456,281)
Dividends paid to common limited partner	(42,851,498)	(31,174,998)	(51,896,980)
Distributions of incentive allocation to the General Partner	(7,893,933)	-	-
Contributions from common limited partner	225,201,350	82,692,187	-
Net cash provided by (used in) financing activities	190,813,649	94,974,257	(74,353,261)

Net increase in cash and cash equivalents	4,948,993	7,203,511	3,082,402
Cash and cash equivalents at beginning of period	18,035,189	10,831,678	7,749,276
Cash and cash equivalents at end of period	$22,984,182	$18,035,189	$10,831,678

Supplemental cash flow information
Interest payments	$352,084	$147,137	$325,466

See accompanying notes.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

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

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2013

1. Organization and Nature of Operations (continued)

Preferred Equity

At December 31, 2013, the Partnership had 6,700 Series A preferred limited partner interests (the “Preferred Interests”) issued and outstanding with a liquidation preference of $20,000 per preferred limited interest. The Preferred Interests are redeemable at the option of the Partnership, subject to certain conditions. Additionally, under certain conditions, the Partnership may be required to either redeem certain of the Preferred Interests or repay indebtedness, at the Partnership’s option. Such conditions would include a failure by the Partnership to maintain adequate collateral as required by its credit facility agreement or by the Statement of Preferences of the Preferred Interests or a failure by the Partnership to maintain sufficient asset coverage as required by the 1940 Act. As of December 31, 2013, the Partnership was in full compliance with such requirements.

The Preferred Interests accrue dividends at an annual rate equal to LIBOR plus 0.85% or, in the case of any holders of Preferred Interests that are CP Conduits (as defined in the leveraging documents), the higher of (i) LIBOR plus 0.85% or (ii) the CP Conduit’s cost of funds rate plus 0.85%, subject to certain limitations and adjustments.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Partnership include the accounts of the Partnership and TCPC Funding and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The following is a summary of the significant accounting policies of the Partnership and TCPC Funding.

Use of Estimates

The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Although management believes these estimates and assumptions to be reasonable, actual results could differ from those estimates and differences could be material.

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

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

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

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2013 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.)
Bank Debt	$520,014,443	Market rate approach	Market yields	4.1% - 16.7% (10.8%)
		Market quotations	Indicative bid/ask quotes	1 - 4 (1)
		Market comparable companies	Revenue multiples	0.4x (0.4x)
		Market comparable companies	EBITDA multiples	7.5x (7.5x)
Other Corporate Debt	$60,965,969	Market rate approach	Market yields	14.0% (14.0%)
		Market quotations	Indicative bid/ask quotes	1 – 3 (1)
		Market comparable companies	EBITDA multiples	7.5x - 10.0x (8.6x)
Equity	$38,904,453	Market rate approach	Market yields	13.0% - 18.0% (13.6%)
		Market quotations	Indicative bid/ask quotes	1 - 2 (1)
		Market comparable companies	Revenue multiples	0.4x - 1.1x (1.1x)
		Market comparable companies	EBITDA multiples	3.1x – 6.6x (5.1x)

Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Market yields	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease

Investments may be categorized based on the types of inputs used in valuing such investments. The level in the GAAP valuation hierarchy in which an investment falls is based on the lowest level input that is significant to the valuation of the investment in its entirety. Transfers between levels are recognized as of the beginning of the reporting period.

At December 31, 2013, the Partnership’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$-	$-	$843,913
2	Other observable market inputs *	68,221,814	77,312,367	-
3	Independent third-party pricing sources that employ
	significant unobservable inputs	515,953,643	53,334,634	36,066,746
3	Investment Manager valuations with significant
	unobservable inputs	4,060,800	7,631,335	2,837,707
Total		$588,236,257	$138,278,336	$39,748,366

*	For example, quoted prices in inactive markets or quotes for comparable investments.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (continued)

Changes in investments categorized as Level 3 during the year ended December 31, 2013 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$359,343,326	$17,171,637	$32,675,370
Net realized and unrealized gains (losses)	1,250,413	7,294,073	(4,419,997)
Acquisitions	303,602,832	38,349,618	18,222,765
Dispositions	(138,765,762)	(15,172,634)	(8,258,531)
Transfers out of Level 3 *	(58,651,283)	(10,300,000)	-
Transfers into Level 3 †	49,174,117	15,991,940	-
Reclassifications within Level 3 ‡	-	-	(2,152,861)
Ending balance	$515,953,643	$53,334,634	$36,066,746

Net change in unrealized appreciation/ depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$3,649,723	$1,090,962	$745,675

*	Comprised of nine investments that transferred to Level 2 due to increased observable market activity.
†	Comprised of six investments that transferred from Level 2 due to reduced trading volumes.
‡	Comprised of one investment that was reclassified to Investment Manager Valuation.

	Investment Manager Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$-	$7,167,458	$1,424,764
Net realized and unrealized gains	520,800	323,658	904,068
Acquisitions	3,540,000	140,219	-
Dispositions	-	-	(1,643,986)
Reclassifications within Level 3 §	-	-	2,152,861
Ending balance	$4,060,800	$7,631,335	$2,837,707

Net change in unrealized appreciation/ depreciation during the period on investments still held at period end (included in net realized and unrealized gains, above)	$520,800	$323,658	$(659,522)

§	Comprised of one investment that was reclassified from Independent Third-Party Valuation.

There were no transfers between Level 1 and 2 during the year ended December 31, 2013.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (continued)

At December 31, 2012, the Partnership’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$-	$-	$780,431
2	Other observable market inputs *	45,667,016	53,453,085	-
3	Independent third-party pricing sources that employ significant unobservable inputs	359,343,326	17,171,637	32,675,370
3	Investment Manager valuations with significant unobservable inputs	-	7,167,458	1,424,764
Total		$405,010,342	$77,792,180	$34,880,565

*	For example, quoted prices in inactive markets or quotes for comparable investments.

Changes in investments categorized as Level 3 during the year ended December 31, 2012 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$159,949,811	$24,061,229	$68,114,764
Net realized and unrealized losses	(8,709,385)	(6,540,882)	(7,100,618)
Acquisitions	288,929,785	3,731,290	9,584,408
Dispositions	(84,994,292)	-	(37,923,184)
Transfers out of Level 3 †	-	(4,080,000)	-
Transfers into Level 3 ‡	4,167,407	-	-
Ending balance	$359,343,326	$17,171,637	$32,675,370

Net change in unrealized appreciation/ depreciation during the period on investments still held at period end (included in net realized and unrealized losses, above)	$(5,856,277)	$127,255	$(9,797,319)

†	Comprised of one investment that transferred to Level 2 due to increased trading volumes.
‡	Comprised of one investment that transferred from Level 2 due to reduced trading volumes.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (continued)

	Investment Manager Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$51,436	$7,464,188	$1,252,190
Net realized and unrealized gains	-	284,156	274,554
Acquisitions	-	148,281	-
Dispositions	-	(729,167)	(5,842)
Transfers out of Level 3 §	-	-	(147,574)
Reclassifications within Level 3 **	(51,436)	-	51,436
Ending balance	$-	$7,167,458	$1,424,764

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains, above)	$-	$272,637	$274,555

§	Comprised of one investment that transferred to Level 2 due to increased trading volumes.
**	Comprised of claims in the liquidation of a portfolio company that were reclassified as equity.

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

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

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

Foreign Investments

The Partnership and TCPC Funding may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 2.7% and 1.6% of total investments at December 31, 2013 and December 31, 2012, respectively. Such positions were converted at the respective closing rate in effect at December 31, 2013 and December 31, 2012 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (continued)

During the year ended December 31, 2013, TCPC Funding purchased an interest rate cap with a notional amount of $25,000,000. During the year ended December 31, 2013, the Partnership exited a cross currency basis swap with a notional amount of $6,040,944, and entered into a new cross currency basis swap with a notional amount of $4,289,019. Gains and losses from derivatives during the year ended December 31, 2013 were included in net realized and unrealized loss on investments in the Statement of Operations as follows:

Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)
Cross currency basis swaps	$-	$(331,183)
Interest rate cap	$-	$(37,611)

At December 31, 2012, the Partnership held a cross currency basis swap with a notional amount of $6,040,944. Gains and losses from derivatives during the year ended December 31, 2012 were included in net realized and unrealized loss on investments in the Statement of Operations as follows:

Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)
Cross currency basis swaps	$-	$6,940

Valuations of derivatives held at December 31, 2013 and December 31, 2012 were determined using observable market inputs other than quoted prices in active markets for identical assets and, accordingly, are classified as Level 2 in the GAAP valuation hierarchy.

Debt Issuance Costs

Costs of approximately $3.5 million were incurred during 2006 in connection with placing the Partnership’s revolving credit facility. Additional costs of approximately $1.5 million were incurred during 2013 in connection with the extension of the facility (see Note 4). These costs were deferred and are being amortized on a straight-line basis over the estimated remaining life of the facility. The impact of utilizing the straight-line amortization method versus the effective-interest method is not material to the operations of the Partnership.

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

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition

Interest and dividend income, including income paid in kind, is recorded on an accrual basis. Origination, structuring, closing, commitment and other upfront fees, including original issue discounts, earned with respect to capital commitments are generally amortized or accreted into interest income over the life of the respective debt investment. Other fees, including certain amendment fees, prepayment fees and commitment fees on broken deals, are recognized as earned. Prepayment fees and similar income received upon the early repayment of a loan or debt security are included in interest income.

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

Income Taxes

The income or loss of the Partnership and TCPC Funding is reported in the respective partners’ income tax returns. Consequently, no income taxes are paid at the partnership level or reflected in the Partnership’s financial statements. In accordance with ASC Topic 740 – Income Taxes , the Partnership and TCPC Funding recognize in their respective financial statements the effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination. As of December 31, 2013, all tax years of the Partnership and TCPC Funding since January 1, 2010 remain subject to examination by federal tax authorities. No such examinations are currently pending.

Cost and unrealized appreciation and depreciation of investments (including derivatives) for U.S. federal income tax purposes at December 31, 2013 were as follows:

Unrealized appreciation	$31,095,792
Unrealized depreciation	(66,306,406)
Net unrealized depreciation	(35,210,614)

Cost	$801,156,529

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

3. Management Fees, Incentive Compensation and Other Expenses

Following the Conversion, the Partnership’s management fee is calculated at an annual rate of 1.5% of total assets (excluding cash and cash equivalents) of TCPC on a consolidated basis as of the beginning of each quarter and is payable to the Investment Manager quarterly in arrears.

Incentive compensation is only paid to the extent that TCPC’s total performance exceeds a cumulative 8% annual return since January 1, 2013 (the “Total Return Hurdle”). No incentive compensation was incurred prior to January 1, 2013. Beginning January 1, 2013, the incentive compensation equals 20% of net investment income (reduced by preferred dividends) and 20% of net realized gains (reduced by any net unrealized losses), subject to the Total Return Hurdle. The incentive compensation is payable quarterly in arrears as an allocation and distribution to the General Partner and is calculated as the difference between cumulative incentive compensation earned since January 1, 2013 and cumulative incentive compensation paid since January 1, 2013. A reserve for incentive compensation is allocated to the account of the General Partner based on the amount of additional incentive compensation that would have been distributable to the General Partner assuming a hypothetical liquidation of TCPC and the Partnership at net asset value on the balance sheet date. At December 31, 2013, the General Partner’s equity interest in the Partnership was comprised entirely of a reserve amount of $1,168,583 as reflected in the Consolidated Statement of Changes in Net Assets.

Prior to the Conversion, the Investment Manager received an annual management and advisory fee, payable monthly in arrears, equal to 1.0% of committed capital, defined as the sum of the maximum amount of the Preferred Interests, the maximum amount available under the Partnership’s revolving credit facility, the initial value of the contributed general partnership equity and the initial value of the contributed common equity, subject to reduction by the amount of the Partnership’s revolving credit facility commitment when the facility is no longer outstanding, and by the amount of the Preferred Interests when less than $1 million in liquidation preference of preferred securities remains outstanding. In addition to the management fee, the General Partner was entitled to a performance allocation equal to 20% of all cumulative income and gain distributions, subject to an 8% hurdle on undistributed contributed equity with a catch up for the General Partner.

The Partnership bears all expenses incurred in connection with its business, including fees and expenses of outside contracted services, such as custodian, administrative, legal, audit and tax preparation fees, costs of valuing investments, insurance costs, brokers’ and finders’ fees relating to investments, and any other transaction costs associated with the purchase and sale of investments.

4. Debt

At December 31, 2013 and December 31, 2012, debt was comprised of amounts outstanding under senior secured revolving credit facilities issued by the Partnership (the “Partnership Facility”) and TCPC Funding (the “TCPC Funding Facility,” and, together with the Partnership Facility, the “Revolving Facilities”) as follows:

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

4. Debt (continued)

	December 31, 2013	December 31, 2012
Partnership Facility	$45,000,000	$74,000,000
TCPC Funding Facility	50,000,000	-
Total Debt	$95,000,000	$74,000,000

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

Advances under the Partnership Facility through July 31, 2014 bear interest at LIBOR plus 0.44% per annum, except in the case of loans from CP Conduits, which bear interest at the higher of LIBOR plus 0.44% or the CP Conduit’s cost of funds plus 0.44%, subject to certain limitations. Advances under the Partnership Facility for periods from July 31, 2014 through the maturity date of the facility will bear interest at LIBOR plus 2.50% per annum, except in the case of loans from CP Conduits, which bear interest at the higher of LIBOR plus 2.50% or the CP Conduit’s cost of funds plus 2.50%, subject to certain limitations on the CP Conduit interest rate. In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.20% per annum on the unused portion of the facility, or 0.25% per annum when less than $46.4 million in borrowings are outstanding. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Partnership fail to satisfy certain financial or other covenants. As of December 31, 2013, the Partnership was in full compliance with such covenants.

TCPC Funding Facility

The TCPC Funding Facility, issued on May 15, 2013, provides for amounts to be drawn up to $100 million, subject to certain collateral and other restrictions. As of December 31, 2013, the facility was to mature on May 15, 2016, subject to extension by the lender at the request of TCPC Funding. On February 21, 2014, the maturity date of the facility was extended to May 15, 2017 and the facility was increased to $150 million in available debt (see Note 9, Subsequent Events). The facility contains an accordion feature which allows for expansion of the facility up to $200 million subject to consent from the lender and other customary conditions. The cash and investments of TCPC Funding are included in the collateral for the facility.

As of December 31, 2013, borrowings under the TCPC Funding Facility bore interest at a rate of LIBOR plus 2.75% per annum. In connection to the extension and expansion of the facility on February 21, 2014, the interest rate was reduced to a rate of LIBOR plus 2.50% effective March 15, 2014.  In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.75% per annum on the unused portion of the facility, or 1.00% per annum when the unused portion is greater than 33% of the total facility. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding fail to satisfy certain financial or other covenants. As of December 31, 2013, TCPC Funding was in full compliance with such covenants.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

4. Debt (continued)

The weighted-average interest rates on total outstanding borrowings at December 31, 2013 and December 31, 2012 were 1.35% and 0.65%, respectively.

As of December 31, 2013, the fair value of the TCPC Funding Facility approximated its carrying value, and the Partnership Facility had a carrying value and a fair value of $45,000,000 and $43,705,381, respectively. The fair values of the Revolving Facilities are estimated by discounting projected remaining payments using market interest rates for our borrowings and entities with similar credit risks at the measurement date. At December 31, 2013, the Revolving Facilities would be deemed to be Level 3.

5. Commitments, Concentration of Credit Risk and Off-Balance Sheet Risk

The Partnership and TCPC Funding conduct business with brokers and dealers that are primarily headquartered in New York and Los Angeles and are members of the major securities exchanges. Banking activities are conducted with a firm headquartered in the San Francisco area.

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

The Consolidated Statement of Investments includes certain revolving loan facilities held by the Partnership with aggregate unfunded balances of $11,414,879 at December 31, 2013.

6. Related Parties

TCPC, the Partnership, TCPC Funding, the Investment Manager, the General Partner and their members and affiliates may be considered related parties. From time to time, the Partnership advances payments to third parties on behalf of TCPC which are reimbursable through deductions from distributions to TCPC. At December 31, 2013, no such amounts were outstanding. From time to time, the Investment Manager advances payments to third parties on behalf of the Partnership and receives reimbursement from the Partnership. At December 31, 2013, amounts reimbursable to the Investment Manager totaled $287,371, as reflected in the Consolidated Statement of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Partnership (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Partnership, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Partnership. For the year ended December 31, 2013, expenses allocated pursuant to the Administration Agreements totaled $849,228. The Administrator waived reimbursement of all administrative expenses prior to January 1, 2013.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

7. Common Limited Partner Equity

For the year ended December 31, 2013, in connection with the follow-on public offerings of its common equity, TCPC contributed $225,201,350 in net receipts from the offering to the Partnership, as reflected in the Consolidated Statement of Changes in Net Assets.

8.  Distributions

The Partnership’s distributions are recorded on the record date. The timing of distributions is determined by the General Partner, which has provided the Investment Manager with certain criteria for such distributions.

9. Subsequent Events

On February 21, 2014, TCPC announced the expansion of the TCPC Funding Facility from $100 million in available debt to $150 million in available debt. The facility’s maturity date was also extended from May 15, 2016 to May 15, 2017 and its interest rate was reduced from LIBOR plus 2.75% per annum to LIBOR plus 2.50% per annum, subject to certain minimum borrowing requirements. The amendment is effective March 15, 2014.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

10. Financial Highlights

The financial highlights with respect to the common limited partner are as follows:

	Year Ended December 31,
	2013	2012	2011

Return on invested assets (1)	13.6%	9.0%	3.0%

Gross return to common limited partner	17.8%	9.8%	2.0%
Less: General Partner profit allocation	(3.5)%	-	-
Return to common limited partner (2)	14.3%	9.8%	2.0%
Ratios to average common equity: (3)
Net investment income (4)	11.5%	14.3%	17.7%
Expenses	3.4%	3.3%	3.5%
Expenses and General Partner allocation	6.5%	3.3%	3.5%
Ending net assets attributable to common limited partner	$552,263,625	$317,209,574	$237,606,302
Portfolio turnover rate	38.9%	48.3%	42.8%
Weighted-average debt outstanding	$88,471,233	$25,374,317	$42,038,356
Weighted-average interest rate on debt	1.3%	0.7%	0.8%

	December 31,
Asset Coverage:	2013	2012	2011

Series A Preferred Equity Facility:
Interests outstanding	6,700	6,700	6,700
Involuntary liquidation value per interest	$20,075	$20,079	$20,070
Asset coverage per interest	$68,255	$50,593	$49,219
Revolving Facilities
Debt outstanding	$95,000,000	$74,000,000	$29,000,000
Asset coverage per $1,000 of debt outstanding	$8,192	$7,093	$13,794

(1)	Return on invested assets is a time-weighted, geometrically linked rate of return and excludes cash and cash equivalents.

(2)	Returns (net of dividends on the preferred equity facility, allocations to the General Partner, and Partnership expenses, including financing costs and management fees) calculated on a monthly geometrically linked, time-weighted basis.

(3)	These ratios include interest expense but do not reflect the effect of dividends on the preferred equity facility.

(4)	Net of allocation to the General Partner.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

11. Select Quarterly Data (Unaudited)

	2013
	Q4	Q3	Q2	Q1

Total investment income	$20,985,737	$17,288,371	$14,469,195	$16,865,743
Net investment income	16,501,761	13,810,017	11,874,483	14,153,962
Net realized and unrealized gain	3,120,563	2,937,047	658,362	2,355,389
Preferred dividends	(355,610)	(387,982)	(373,558)	(377,402)
Net increase in net assets resulting from operations	$19,266,714	$16,359,082	$12,159,287	$16,131,949

	2012
	Q4	Q3	Q2	Q1 (1)

Total investment income	$17,181,003	$12,110,973	$11,086,458	$11,814,325
Net investment income	14,222,900	9,765,895	9,091,558	9,392,780
Net realized and unrealized gain (loss)	(5,743,587)	344,397	(2,497,360)	(4,887,701)
Preferred dividends	(391,402)	(399,121)	(397,477)	(414,799)
Net increase in net assets resulting from operations	$8,087,911	$9,711,171	$6,196,721	$4,090,280

	2011 (1)
	Q4	Q3	Q2	Q1

Total investment income	$9,103,299	$10,509,783	$17,257,216	$17,987,378
Net investment income	6,395,902	8,365,091	15,288,901	15,785,441
Net realized and unrealized loss	(2,980,033)	(20,014,551)	(9,556,909)	(6,327,388)
Preferred dividends	(389,857)	(389,747)	(392,078)	(373,148)
Net increase in net assets resulting from operations	$3,026,012	$(12,039,207)	$5,339,914	$9,084,905

(1)	Periods prior to the Conversion reflect portfolios that had different investment objectives.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Schedule of Changes in Investments in Affiliates (1)

Year Ended December 31, 2013

Security	Value, Beginning of Period	Acquisitions	Dispositions (2)	Value, End of Period

AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/16	$-	$2,056,927	$-	$2,056,927
AGY Holding Corporation, Senior Secured 2nd Lien Notes, 11%, due 11/15/16	-	7,586,317	-	9,268,000
Anacomp, Inc., Class A Common Stock	1,255,527	-	-	1,004,422
EPMC HoldCo, LLC, Membership Units	2,730,458	-	(1,481,930)	1,562,137
ESP Holdings, Inc., Cumulative Preferred 15%	3,643,088	-	-	3,947,862
ESP Holdings, Inc., Common Stock	2,263,124	-	-	2,856,346
ESP Holdings, Inc., Junior Unsecured Subordinated Promissory Notes, 6% Cash + 10% PIK, due 12/31/19	7,134,137	749,529	-	7,959,369
Globecomm Systems Inc., Senior Secured 1st Lien Term Loan, LIBOR + 7.625%, 1.25% LIBOR Floor, due 12/11/18	-	14,850,000	-	15,097,500
International Wire Group Holdings, Inc., Senior Secured Notes, 8.5%, due 10/15/17	15,450,000	-	(15.759.750)	-
KAGY Holding Company, Inc., Series A Preferred Stock	-	8,096,057	-	662,134
N510UA Aircraft Secured Mortgage, 20%, due 10/26/16	548,340	-	(81,562)	404,605
N512UA Aircraft Secured Mortgage, 20%, due 10/26/16	556,225	-	(79,808)	414,010
N536UA Aircraft Secured Mortgage, 16%, due 9/29/14	277,780	-	(143,097)	114,000
N545UA Aircraft Secured Mortgage, 16%, due 8/29/15	436,810	-	(128,230)	275,405
N585UA Aircraft Secured Mortgage, 20%, due 10/25/16	653,220	-	(93,707)	486,115
N659UA Aircraft Secured Mortgage, 12%, due 2/28/16	4,264,148	-	(999,280)	2,948,986
N661UA Aircraft Secured Mortgage, 12%, due 5/4/16	4,351,424	-	(969,098)	3,171,026
N510UA Equipment Trust Beneficial Interests	479,682	81,562	(35,912)	465,625
N512UA Equipment Trust Beneficial Interests	473,761	79,808	(35,323)	458,277
N536UA Equipment Trust Beneficial Interests	624,746	143,097	(45,201)	656,766
N545UA Equipment Trust Beneficial Interests	616,897	128,359	(47,536)	641,840
N585UA Equipment Trust Beneficial Interests	583,391	93,707	(46,776)	571,706
N913DL Aircraft Secured Mortgage, 8%, due 3/15/17	367,370	-	(77,509)	296,820
N918DL Aircraft Secured Mortgage, 8%, due 8/15/18	454,580	-	(68,612)	397,290
N954DL Aircraft Secured Mortgage, 8%, due 3/20/19	597,720	-	(78,825)	524,620
N955DL Aircraft Secured Mortgage, 8%, due 6/20/19	612,000	-	(75,824)	543,320
N956DL Aircraft Secured Mortgage, 8%, due 5/20/19	612,850	-	(77,085)	542,640
N957DL Aircraft Secured Mortgage, 8%, due 6/20/19	617,440	-	(76,487)	548,250
N959DL Aircraft Secured Mortgage, 8%, due 7/20/19	622,030	-	(75,896)	553,520
N960DL Aircraft Secured Mortgage, 8%, due 10/20/19	640,730	-	(74,776)	574,430
N961DL Aircraft Secured Mortgage, 8%, due 8/20/19	636,990	-	(76,582)	568,310
N976DL Aircraft Secured Mortgage, 8%, due 2/15/18	473,280	-	(79,647)	404,600
N913DL Equipment Trust Beneficial Interests	111,520	77,509	(94,032)	125,970
N918DL Equipment Trust Beneficial Interests	120,530	68,612	(89,338)	142,970
N954DL Equipment Trust Beneficial Interests	113,390	78,825	(107,751)	68,000
N955DL Equipment Trust Beneficial Interests	160,650	75,824	(106,437)	113,560
N956DL Equipment Trust Beneficial Interests	163,200	77,085	(107,904)	108,800
N957DL Equipment Trust Beneficial Interests	163,880	76,487	(107,457)	109,650
N959DL Equipment Trust Beneficial Interests	164,390	75,896	(107,015)	110,500
N960DL Equipment Trust Beneficial Interests	169,660	74,776	(106,678)	109,650
N961DL Equipment Trust Beneficial Interests	171,360	76,582	(108,546)	103,870
N967DL Equipment Trust Beneficial Interests	83,300	79,647	(102,560)	103,033
RM Holdco, LLC, Membership Units	849,478	-	-	-
RM Holdco, LLC, Subordinated Convertible Term Loan, 1.12% PIK, due 3/21/18	5,106,805	57,991	-	2,197,621
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 11%, due 3/19/16	3,759,156	16,974	(149,183)	3,626,947
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B, 12% Cash + 7% PIK, due 3/19/16	6,258,122	567,205	-	6,825,328
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B-1, 12% Cash + 7% PIK, due 3/19/16	1,976,470	186,901	-	2,150,088
RM OpCo, LLC, Convertible 1st Lien Term Loan Tranche B-1, 12% Cash + 7% PIK, due 3/21/16	-	1,339,883	-	1,370,199
United N659UA-767, LLC (N659UA)	2,771,428	999,280	(674,714)	2,840,323
United N661UA-767, LLC (N661UA)	2,789,809	969,098	(663,034)	2,852,677
Wasserstein Cosmos Co-Invest, L.P., Limited Partnership Units	-	5,000,000	-	5,000,000

Notes to Schedule of Changes in Investments in Affiliates:

(1)	The issuers of the securities listed on this schedule are considered affiliates under the Investment Company Act of 1940 due to the ownership by the Company of 5% or more of the issuers' voting securities.

(2)	Dispositions include sales, paydowns, mortgage amortizations, and aircraft depreciation.

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

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2013

Investment	Acquisition Date

AIP/IS Holdings, LLC, Membership Units	Var. 2009 & 2010
Avanti Communications Group, PLC, Senior Secured Notes, 10%, due 10/1/19	9/26/13
BPA Laboratories, Inc., Senior Secured Notes, 12.25%, due 4/1/17	3/5/12
Caribbean Financial Group, Senior Secured Notes, 11.5%, due 11/15/19	10/19/12
Carolina Beverage Group, LLC, Secured Notes, 10.625%, due 8/1/18	7/26/13
Constellation Enterprises, LLC, Senior Secured 1st Lien Notes, 10.625%, due 2/1/16	1/20/11
Flight Options Holdings I, Inc., Warrants to Purchase Common Stock	12/4/13
Integra Telecom, Inc., Common Stock	11/19/09
Integra Telecom, Inc., Warrants	11/19/09
Iracore International, Inc., Senior Secured Notes, 9.5%, due 6/1/18	5/8/13
Magnolia Finance V plc, Asset-Backed Credit Linked Notes, 13.125%, due 8/2/21	8/1/13
Marsico Holdings, LLC Common Interest Units	9/10/12
Precision Holdings, LLC, Class C Membership Interests	Var. 2010 & 2011
Shop Holding, LLC, Class A Units	6/2/11
Shop Holding, LLC, Warrants to Purchase Class A Units	6/2/11
SiTV, Inc., Warrants to Purchase Common Stock	8/3/12
SLS Breeze Intermediate Holdings, Inc., Warrants to Purchase Common Stock	9/25/13
St Barbara Ltd., 1st Priority Senior Secured Notes, 8.875%, due 4/15/18	3/22/13
STG-Fairway Holdings, LLC, Class A Units	12/30/10
The Telx Group, Inc., Senior Unsecured Notes, 10% Cash + 2% PIK, due 9/26/19	9/26/11
Trade Finance Funding I, Ltd., Secured Class B Notes, 10.75%, due 11/13/18	11/13/13
V Telecom Investment S.C.A, Common Shares	11/9/12
Vantage Oncology, LLC, Senior Secured Notes, 9.5%, due 6/15/17	6/6/13

December 31, 2012

Investment	Acquisition Date

AIP/IS Holdings, LLC, Membership Units	Var. 2009 & 2010
Bally Total Fitness Holding Corporation, Common Stock	4/30/10
Bally Total Fitness Holding Corporation, Warrants	4/30/10
BPA Laboratories, Inc., Senior Secured Notes, 12.25%, due 4/1/17	3/5/12
Caribbean Financial Group, Senior Secured Notes, 11.5%, due 11/15/19	10/19/12
Constellation Enterprises, LLC, Senior Secured 1st Lien Notes, 10.625%, due 2/1/16	1/20/11
DeepOcean Group Holding BV, Common Stock	5/13/11
Integra Telecom, Inc., Common Stock	11/19/09
Integra Telecom, Inc., Warrants	11/19/09
La Paloma Residual Bank Debt Claim	2/2/05
Marsico Holdings, LLC Common Interest Units	9/10/12
Precision Holdings, LLC, Class C Membership Interests	Var. 2010 & 2011
Shop Holding, LLC, Class A Units	6/2/11
Shop Holding, LLC, Warrants to Purchase Class A Units	6/2/11
SiTV, Inc., Warrants to Purchase Common Stock	8/3/12
STG-Fairway Holdings, LLC, Class A Units	12/30/10
The Telx Group, Inc., Senior Unsecured Notes, 10% Cash + 2% PIK, due 9/26/19	9/26/11
V Telecom Investment S.C.A, Common Shares	11/9/12

Item 9.	Changes in Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of December 31, 2013 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2013. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 based upon the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2013.

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

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2014 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013 and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2014 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2014 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2014 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2014 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules

a.	Documents Filed as Part of this Report

The following reports and consolidated financial statements are set forth in Item 8:

b.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Number	Description
3.1	Articles of Incorporation of the Registrant (1)
4.1	Statement of Preferences of Preferred Interests (2)
10.1	Form of Investment Management Agreement By and Between Registrant and Tennenbaum Capital Partners, LLC (3)
10.2	Form of Administration Agreement of the Registrant (4)
10.3	Form of Co-Management Agreement of the Registrant (5)
10.4	Custodial Agreement dated July 31, 2006 (6)
10.5	Credit Agreement dated July 31, 2006 (7)
10.6	Form of First Amendment to Credit Agreement dated February 28, 2011 (8)
10.7	Form of Second Amendment to Credit Agreement dated September 18, 2013 (9)
10.8	Form of Loan Financing and Servicing Agreement dated May 15, 2013 (10)
10.9	Form of Amendment No. 1 to Loan Financing and Servicing Agreement dated August 13, 2013 (11)
10.10	Form of Amendment No. 2 to Loan Financing and Servicing Agreement dated September 10, 2013 (12)
10.11	Form of Sale and Contribution Agreement dated May 15, 2013 (13)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
14.1	Consolidated Code of Ethics of the Registrant and the Adviser (14)
21.1	Subsidiaries of the Registrant*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 *
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 *
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith.
(1)	Incorporated by reference to Exhibit (k)(6) to TCP Capital Corp.’s (formerly Special Value Continuation Fund, LLC) Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-172669), filed on May 13, 2011.
(2)	Incorporated by reference to Exhibit (k)(7) to TCP Capital Corp.’s Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-172669), filed on May 13, 2011.
(3)	Incorporated by reference to Exhibit (k)(8) to TCP Capital Corp.’s Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-172669), filed on May 13, 2011.
(4)	Incorporated by reference to Exhibit (k)(9) to TCP Capital Corp.’s Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-172669), filed on May 13, 2011.
(5)	Incorporated by reference to Exhibit (g)(2) to Registrant's Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 811-21935), filed on October 31, 2006.

(6)	Incorporated by reference to Exhibit 10.2 to Form 10-12G of Registrant (File No. 000-54393), filed May 6, 2011.
(7)	Incorporated by reference to Exhibit 10.5 to Form 10-12G of Registrant (File No. 000-54393), filed May 6, 2011.
(8)	Incorporated by reference to Exhibit 10.6 to Form 10-12G of Registrant (File No. 000-54393), filed May 6, 2011.
(9)	Incorporated by reference to Exhibit 10.01 to TCP Capital Corp.'s Form 8-K, filed September 19, 2013.
(10)	Incorporated by reference to Exhibits 10.01 of TCP Capital Corp.'s Form 8-K filed on May 17, 2013.
(11)	Incorporated by reference to Exhibit 10.02 of TCP Capital Corp.'s Form 8-K filed on September 10, 2013.
(12)	Incorporated by reference to Exhibit 10.01 of TCP Capital Corp.'s Form 8-K filed on September 10, 2013.
(13)	Incorporated by reference to Exhibit 10.02 of TCP Capital Corp.'s Form 8-K filed on May 17, 2013.
(14)	Incorporated by reference to Exhibit (r) to Registrant's Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 811-21935), filed on October 31, 2006.

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

Date	Signature	Title

March 6, 2014	/s/ Howard M. Levkowitz	Chief Executive Officer, Chairman of
	Howard M. Levkowitz	the Board and Director (Principal Executive Officer)

March 6, 2014	/s/ Eric J. Draut	Director
Eric J. Draut

March 6, 2014	/s/ Franklin R. Johnson	Director
Franklin R. Johnson

March 6, 2014	/s/ Peter E. Schwab	Director
Peter E. Schwab

March 6, 2014	/s/ Rajneesh Vig	President
Rajneesh Vig

March 6, 2014	/s/ Paul L. Davis	Chief Financial Officer (Principal
	Paul L. Davis	Financial Officer)

