Form 10-Q
period 2014-06-30
Special Value Continuation Partners, LP
filed 2014-08-07
CIK 1370754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2014

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

Yes ☐ No ☒

The number of the Registrant’s common limited partner interests, outstanding as of June 30, 2014 was 657,998,651.

SPECIAL VALUE CONTINUATION PARTNERS, LP

FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 2014

  Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statements of Assets and Liabilities

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Investments, at fair value:
Companies less than 5% owned (cost of $825,953,904 and $684,569,508, respectively)	$827,560,564	$678,326,915
Companies 5% to 25% owned (cost of $54,237,483 and $73,946,547, respectively)	50,409,131	69,068,808
Companies more than 25% owned (cost of $41,400,990 and $42,588,724 respectively)	16,699,429	18,867,236
Total investments (cost of $921,592,377 and $801,104,779, respectively)	894,669,124	766,262,959

Cash and cash equivalents	29,379,532	22,984,182
Receivable for investments sold	17,396,874	3,605,964
Accrued interest income:
Companies less than 5% owned	8,213,741	6,282,353
Companies 5% to 25% owned	372,400	415,061
Companies more than 25% owned	35,257	41,691
Deferred debt issuance costs	4,006,987	2,969,085
Options (cost $51,750)	1,855	14,139
Prepaid expenses and other assets	1,084,347	723,275
Total assets	955,160,117	803,298,709

Liabilities
Debt	145,000,000	95,000,000
Payable for investments purchased	8,561,631	14,706,942
Incentive allocation payable	3,613,830	3,318,900
Interest payable	636,216	430,969
Payable to the Investment Manager	509,104	287,371
Payable to Parent	400,000	531,717
Unrealized depreciation on swaps	208,862	331,183
Accrued expenses and other liabilities	2,135,484	1,923,750
Total liabilities	161,065,127	116,530,832

Commitments and contingencies (Note 5)

Preferred equity facility
Series A preferred limited partner interests in Special Value Continuation Partners, LP;
$20,000/interest liquidation preference; 6,700 interests authorized, issued and outstanding	134,000,000	134,000,000
Accumulated dividends on Series A preferred equity facility	494,140	504,252
Total preferred limited partner interests	134,494,140	134,504,252

Net assets applicable to common limited and general partners	$659,600,850	$552,263,625

Composition of net assets applicable to common shareholders
Paid-in capital in excess of par	771,171,985	666,530,318
Accumulated net investment income	27,377,627	26,850,149
Accumulated net realized losses	(111,664,244)	(105,802,644)
Accumulated net unrealized depreciation	(27,284,518)	(35,314,198)
Net assets applicable to common limited and general partners	$659,600,850	$552,263,625

See accompanying notes.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statement of Investments (Unaudited)

June 30, 2014

Showing Percentage of Total Cash and Investments of the Partnership

									% of
Issuer	Instrument	Ref	Spread	Floor	Maturity	Principal	Cost	Value	Portfolio	Notes

Debt Investments (A)
Accounting, Tax Preparation, Bookkeeping, and Payroll Services
Expert Global Solutions, LLC	First Lien Term Loan B	LIBOR (Q)	7.25%	1.25%	4/3/2018	$689,015	$697,904	$688,154	0.07%
Expert Global Solutions, LLC	Second Lien Term Loan	LIBOR (Q)	11.00%	1.50%	10/3/2018	$7,434,877	7,243,959	7,241,571	0.78%
							7,941,863	7,929,725	0.85%
Activities Related to Real Estate
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR (Q)	8.00%	1.00%	3/26/2021	$16,552,744	16,325,144	16,602,402	1.80%

Advertising, Public Relations, and Related Services
Doubleplay III Limited (United Kingdom)	First Lien Facility A1 Term Loan	EURIBOR (Q)	6.25%	1.25%	3/18/2018	€13,165,705	16,565,886	17,575,821	1.90%	D/I

Artificial Synthetic Fibers and Filaments Manufacturing
AGY Holding Corp.	Sr Secured Term Loan	Fixed	12.00%	-	9/15/2016	$2,056,927	2,056,927	2,056,927	0.22%	B
AGY Holding Corp.	Second Lien Notes	Fixed	11.00%	-	11/15/2016	$9,268,000	7,586,317	8,767,528	0.95%	B/E
							9,643,244	10,824,455	1.17%
Basic Chemical Manufacturing
M&G Chemicals S.A. (Luxembourg)	Sr Secured Term Loan	LIBOR (Q)	7.50%	-	3/18/2016	$15,632,077	15,632,077	15,632,077	1.69%	I
PeroxyChem, LLC	First Lien Term Loan	LIBOR (Q)	6.50%	1.00%	2/28/2020	$8,977,500	8,806,735	9,067,275	0.98%
							24,438,812	24,699,352	2.67%
Beverage Manufacturing
Carolina Beverage Group, LLC	Secured Notes	Fixed	10.625%	-	8/1/2018	$7,780,000	7,780,000	8,421,850	0.91%	E/G

Business Support Services
STG-Fairway Acquisitions, Inc.	Second Lien Term Loan	LIBOR (Q)	9.25%	1.25%	8/28/2019	$14,643,455	13,988,543	14,833,820	1.61%

Chemical Manufacturing
Archroma	Term Loan B	LIBOR (Q)	8.25%	1.25%	9/30/2018	$19,996,931	19,662,046	20,321,881	2.20%

Communications Equipment Manufacturing
Globecomm Systems, Inc.	First Lien Term Loan	LIBOR (Q)	7.625%	1.25%	12/11/2018	$14,925,000	14,775,750	14,805,600	1.60%	B

Computer Equipment Manufacturing
ELO Touch Solutions, Inc.	Second Lien Term Loan	LIBOR (Q)	10.50%	1.50%	12/1/2018	$10,000,000	9,691,295	9,100,000	0.99%

Computer Systems Design and Related Services
Autoalert, LLC	First Lien Term Loan	LIBOR (Q)	4.75% Cash + 4% PIK	0.25%	3/31/2019	$30,303,333	29,726,913	30,591,215	3.31%
Blue Coat Systems, Inc.	First Lien Revolver	LIBOR (Q)	3.50%	1.00%	5/31/2018	$–	(834,605)	(455,460)	(0.05%)	L
Blue Coat Systems, Inc.	Second Lien Term Loan	LIBOR (Q)	8.50%	1.00%	6/28/2020	$15,000,000	14,878,125	15,275,025	1.65%
MSC Software Corporation	Second Lien Term Loan	LIBOR (M)	7.50%	1.00%	5/29/2021	$11,993,035	11,873,105	12,112,966	1.31%
OnX Enterprise Solutions, Ltd.	First Lien Term Loan B	LIBOR (Q)	8.00%	-	9/3/2018	$2,373,333	2,373,333	2,394,693	0.26%
OnX Enterprise Solutions, Ltd.	First Lien Term Loan	LIBOR (Q)	7.00%	-	9/3/2018	$10,586,667	10,450,746	10,544,320	1.14%
OnX USA, LLC	First Lien Term Loan B	LIBOR (Q)	8.00%	-	9/3/2018	$4,746,667	4,746,667	4,789,387	0.52%
OnX USA, LLC	First Lien Term Loan	LIBOR (Q)	7.00%	-	9/3/2018	$5,293,333	5,229,107	5,272,160	0.57%
Vistronix, LLC	First Lien Revolver	LIBOR (Q)	7.50%	1.00%	12/4/2018	$199,849	193,183	199,849	0.02%
Vistronix, LLC	First Lien Term Loan	LIBOR (M)	7.50%	1.00%	12/4/2018	$6,680,650	6,602,060	6,650,587	0.72%
Websense, Inc.	Second Lien Term Loan	LIBOR (Q)	7.25%	1.00%	12/27/2020	$7,200,000	7,164,000	7,263,000	0.78%
							92,402,634	94,637,742	10.23%
Cut and Sew Apparel Manufacturing
Jones Apparel, LLC	First Lien FILO Term Loan	LIBOR (M)	9.60%	1.00%	4/8/2019	$14,329,403	14,186,109	14,487,027	1.57%

Data Processing, Hosting, and Related Services
The Telx Group, Inc.	Senior Notes	Fixed	13.5% PIK	-	7/9/2021	$4,165,481	4,165,481	4,307,108	0.47%	E

Electric Power Generation, Transmission and Distribution
Panda Sherman Power, LLC	First Lien Term Loan	LIBOR (Q)	7.50%	1.50%	9/14/2018	$11,070,172	10,944,276	11,367,683	1.23%

Electrical Equipment and Component Manufacturing
Palladium Energy, Inc.	First Lien Term Loan	LIBOR (Q)	9.00%	1.00%	12/26/2017	$16,153,317	15,912,128	16,395,617	1.77%

Electrical Equipment Manufacturing
API Technologies Corp.	First Lien Term Loan	LIBOR (Q)	7.50%	1.50%	2/6/2018	$6,860,745	6,792,137	6,857,314	0.74%

Fabricated Metal Product Manufacturing
Constellation Enterprises, LLC	First Lien Notes	Fixed	10.625%	-	2/1/2016	$2,900,000	2,858,907	2,682,500	0.29%	E

Financial Investment Activities
Institutional Shareholder Services, Inc.	Second Lien Term Loan	LIBOR (Q)	7.50%	1.00%	4/30/2022	$7,994,196	7,914,254	8,064,145	0.87%
Marsico Capital Management	First Lien Term Loan	LIBOR (M)	5.00%	-	12/31/2022	$10,555,929	13,291,319	4,292,727	0.46%	J
							21,205,573	12,356,872	1.33%

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statement of Investments (Unaudited) (Continued)

June 30, 2014

Showing Percentage of Total Cash and Investments of the Partnership

									% of
Issuer	Instrument	Ref	Spread	Floor	Maturity	Principal	Cost	Value	Portfolio	Notes

Debt Investments (continued)
Freight Transportation Arrangement
Livingston International, Inc. (Canada)	Second Lien Term Loan	LIBOR (Q)	7.75%	1.25%	4/18/2020	$3,665,217	$3,601,696	$3,703,702	0.40%	I

Full-Service Restaurants
RM Holdco, LLC	Subordinated Convertible Term Loan	Fixed	1.12% PIK	-	3/21/2018	$5,164,796	5,164,796	1,007,135	0.11%	B
RM OpCo, LLC	Convertible First Lien Term Loan Tranche B-1	Fixed	12% Cash + 7% PIK	-	3/21/2016	$1,491,872	1,467,184	1,491,872	0.16%	B
RM OpCo, LLC	First Lien Term Loan Tranche A	Fixed	11.00%	-	3/21/2016	$3,751,177	3,751,177	3,751,177	0.41%	B
RM OpCo, LLC	First Lien Term Loan Tranche B	Fixed	12% Cash + 7% PIK	-	3/21/2016	$7,433,488	7,433,488	7,433,488	0.80%	B
RM OpCo, LLC	First Lien Term Loan Tranche B-1	Fixed	12% Cash + 7% PIK	-	3/21/2016	$2,341,059	2,307,647	2,341,059	0.25%	B
							20,124,292	16,024,731	1.73%
Gaming Industries
AP Gaming I, LLC	First Lien Revolver	LIBOR (Q)	8.25%	1.00%	12/20/2018	$2,500,000	2,827,878	3,000,000	0.32%
AP Gaming I, LLC	First Lien Term Loan B	LIBOR (Q)	8.25%	1.00%	12/20/2020	$14,925,000	14,498,873	15,186,188	1.64%
							17,326,751	18,186,188	1.96%
General Medical and Surgical Hospitals
RegionalCare Hospital Partners, Inc.	Second Lien Term Loan	LIBOR (M)	9.50%	1.00%	10/23/2019	$21,017,525	20,707,525	20,925,678	2.26%

Grocery Stores
Bashas, Inc.	First Lien FILO Term Loan	LIBOR (M)	9.35%	1.50%	12/28/2015	$12,772,956	12,737,142	12,964,551	1.40%

Insurance Carriers
Acrisure, LLC	Second Lien Notes	LIBOR (Q)	10.50%	1.00%	3/7/2020	$680,363	571,794	718,115	0.08%
Acrisure, LLC	Second Lien Notes	LIBOR (Q)	10.50%	1.00%	3/7/2020	$11,051,757	10,838,772	11,123,593	1.20%
							11,410,566	11,841,708	1.28%
Insurance Related Activities
Confie Seguros Holding II Co.	Second Lien Term Loan	LIBOR (M)	9.00%	1.25%	5/8/2019	$6,341,809	6,252,568	6,405,259	0.69%

Lessors of Nonfinancial Intangible Assets
ABG Intermediate Holdings 2, LLC	Second Lien Term Loan	LIBOR (S)	8.00%	1.00%	5/27/2022	$15,990,714	15,830,807	16,010,702	1.73%

Lessors of Real Estate
Hunt Companies, Inc.	Senior Secured Notes	Fixed	9.625%	-	3/1/2021	$13,084,000	12,926,643	13,738,200	1.49%	E/G

Merchant Wholesalers
Envision Acquisition Company, LLC	Second Lien Term Loan	LIBOR (Q)	8.75%	1.00%	11/4/2021	$9,079,011	8,897,430	9,215,196	1.00%

Motion Picture and Video Industries
CORE Entertainment, Inc.	First Lien Term Loan	Fixed	9.00%	-	6/21/2017	$9,462,231	9,391,249	8,516,008	0.92%
CORE Entertainment, Inc.	Second Lien Term Loan	Fixed	13.50%	-	6/21/2018	$7,569,785	7,509,764	6,933,923	0.75%
							16,901,013	15,449,931	1.67%
Newspaper, Periodical, Book, and Directory Publishers
Hanley-Wood, LLC	First Lien FILO Term Loan	LIBOR (Q)	6.75%	1.25%	7/15/2018	$16,561,400	16,561,400	16,519,997	1.79%
MediMedia USA, Inc.	First Lien Revolver	LIBOR (Q)	6.75%	-	5/20/2018	$5,890,000	4,960,524	5,492,658	0.59%
MediMedia USA, Inc.	First Lien Term Loan	LIBOR (Q)	6.75%	1.25%	11/20/2018	$9,591,911	9,349,033	9,400,073	1.02%
							30,870,957	31,412,728	3.40%
Nondepository Credit Intermediation
Caribbean Financial Group (Cayman Islands)	Sr Secured Notes	Fixed	11.50%	-	11/15/2019	$10,000,000	9,834,804	10,950,000	1.19%	E/G/I
Trade Finance Funding I, Ltd. (Cayman Islands)	Secured Class B Notes	Fixed	10.75%	-	11/13/2018	$15,084,000	15,084,000	15,084,000	1.63%	E/I
							24,918,804	26,034,000	2.82%
Nonscheduled Air Transportation
One Sky Flight, LLC	Second Lien Term Loan	Fixed	12% Cash + 3% PIK	-	6/3/2019	$18,379,293	17,130,833	18,379,293	1.99%

Oil and Gas Extraction
Willbros Group, Inc.	First Lien Term Loan	LIBOR (Q)	9.75%	1.25%	8/7/2019	$13,661,463	13,329,888	13,917,615	1.51%

Other Information Services
TCH-2 Holdings, LLC	Second Lien Term Loan	LIBOR (M)	7.75%	1.00%	11/6/2021	$19,988,392	19,688,567	19,788,509	2.14%

Other Telecommunications
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR (Q)	7.75%	1.25%	4/30/2021	$14,000,000	13,860,000	14,230,440	1.54%

Petroleum and Coal Products Manufacturing
Boomerang Tube, LLC	Second Lien Term Loan	LIBOR (Q)	9.50%	1.50%	10/11/2017	$3,933,213	3,860,914	3,579,223	0.39%

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statement of Investments (Unaudited) (Continued)

June 30, 2014

Showing Percentage of Total Cash and Investments of the Partnership

									% of
Issuer	Instrument	Ref	Spread	Floor	Maturity	Principal	Cost	Value	Portfolio	Notes

Debt Investments (continued)
Plastics Products Manufacturing
Iracore International, Inc.	Sr Secured Notes	Fixed	9.50%	-	6/1/2018	$13,600,000	$13,600,000	$14,348,000	1.55%	E

Radio and Television Broadcasting
SiTV, Inc.	First Lien Term Loan	LIBOR (M)	6% Cash + 4% PIK	2.00%	8/3/2016	$7,032,138	6,709,167	7,418,905	0.80%
SiTV, Inc.	Sr Secured Notes	Fixed	10.375%	-	7/1/2019	$7,312,000	7,312,000	7,503,940	0.81%	E/G
The Tennis Channel, Inc.	First Lien Term Loan	LIBOR (Q)	8.50%	-	5/29/2017	$17,946,954	17,549,375	18,027,715	1.95%
							31,570,542	32,950,560	3.56%
Retail
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR (M)	10.40%	1.00%	9/25/2017	$10,863,636	10,675,504	10,917,954	1.18%
Shopzilla, Inc.	Second Lien Term Loan	LIBOR (Q)	12.50%	-	3/31/2016	$6,710,057	6,615,475	6,699,991	0.73%
Shop Holding, LLC	Convertible Promissory Note	Fixed	5.00%	-	8/5/2015	$73,140	73,140	66,045	0.01%	E
							17,364,119	17,683,990	1.92%
Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Sr Secured Notes	Fixed	10.00%	-	10/1/2019	$9,914,000	9,914,000	10,538,275	1.14%	E/G/I

Scheduled Air Transportation
Aircraft Leased to Delta Air Lines, Inc.
N913DL	Aircraft Secured Mortgage	Fixed	8.00%	-	3/15/2017	$247,913	247,913	255,000	0.03%	F
N918DL	Aircraft Secured Mortgage	Fixed	8.00%	-	8/15/2018	$351,588	351,588	362,440	0.04%	F
N954DL	Aircraft Secured Mortgage	Fixed	8.00%	-	3/20/2019	$472,542	472,542	485,860	0.05%	F
N955DL	Aircraft Secured Mortgage	Fixed	8.00%	-	6/20/2019	$493,042	493,042	506,600	0.06%	F
N956DL	Aircraft Secured Mortgage	Fixed	8.00%	-	5/20/2019	$491,365	491,365	504,900	0.05%	F
N957DL	Aircraft Secured Mortgage	Fixed	8.00%	-	6/20/2019	$497,355	497,355	511,020	0.06%	F
N959DL	Aircraft Secured Mortgage	Fixed	8.00%	-	7/20/2019	$503,294	503,294	517,140	0.06%	F
N960DL	Aircraft Secured Mortgage	Fixed	8.00%	-	10/20/2019	$525,171	525,171	539,580	0.06%	F
N961DL	Aircraft Secured Mortgage	Fixed	8.00%	-	8/20/2019	$517,785	517,785	532,100	0.06%	F
N976DL	Aircraft Secured Mortgage	Fixed	8.00%	-	2/15/2018	$352,091	352,091	362,780	0.04%	F
Aircraft Leased to United Airlines, Inc.			%
N510UA	Aircraft Secured Mortgage	Fixed	20.00%	-	10/26/2016	$281,584	281,584	336,205	0.04%	B
N512UA	Aircraft Secured Mortgage	Fixed	20.00%	-	10/26/2016	$288,287	288,287	346,275	0.04%	B
N545UA	Aircraft Secured Mortgage	Fixed	16.00%	-	8/29/2015	$177,520	177,520	190,855	0.02%	B
N659UA	Aircraft Secured Mortgage	Fixed	12.00%	-	2/28/2016	$2,161,944	2,161,944	2,318,999	0.25%	F
N661UA	Aircraft Secured Mortgage	Fixed	12.00%	-	5/4/2016	$2,350,477	2,350,477	2,551,735	0.28%	F
Mesa Air Group, Inc.	Acquisition Delayed Draw Loan	LIBOR (M)	7.25%	-	7/15/2022	$–	(271,500)	20,363	-	L
Mesa Air Group, Inc.	Acquisition Loan	LIBOR (M)	7.25%	-	7/15/2022	$18,100,000	8,688,000	9,077,150	0.98%
							18,128,458	19,419,002	2.12%
Scientific Research and Development Services
BPA Laboratories, Inc.	Senior Secured Notes	Fixed	12.25%	-	4/1/2017	$17,200,000	16,536,295	18,748,000	2.03%	E

Semiconductor and Other Electronic Component Manufacturing
SunEdison, Inc.	Senior Secured Letters of Credit	LIBOR (Q)	3.75%	-	2/28/2017	$9,379,246	(1,031,717)	(937,925)	(0.10%)	K/L

Software Publishers
Acronis International GmbH (Switzerland)	First Lien Revolver	LIBOR (Q)	9.50%	1.00%	2/21/2017	$563,407	563,407	540,871	0.06%	I
Acronis International GmbH (Switzerland)	First Lien Term Loan	LIBOR (Q)	9.50%	1.00%	2/21/2017	$25,000,000	24,754,319	24,900,000	2.70%	I
BlackLine Systems, Inc.	First Lien Term Loan	LIBOR (Q)	0.4% Cash + 7.6% PIK	1.50%	9/25/2018	$13,065,025	12,325,788	12,914,777	1.40%
Coreone Technologies, LLC	First Lien Term Loan	LIBOR (Q)	3.75% Cash + 5% PIK	1.00%	9/4/2018	$13,899,746	13,632,684	13,830,247	1.50%
Deltek, Inc.	Second Lien Term Loan	LIBOR (Q)	8.75%	1.25%	10/10/2019	$15,000,000	14,817,883	15,346,875	1.66%
Edmentum, Inc.	Second Lien Term Loan	LIBOR (Q)	9.75%	1.50%	5/17/2019	$21,500,000	21,342,939	21,715,000	2.35%
							87,437,020	89,247,770	9.67%
Specialty Hospitals
UBC Healthcare Analytics, Inc.	First Lien Term Loan	LIBOR (Q)	9.00%	1.00%	7/1/2018	$4,933,947	4,909,278	4,958,617	0.54%

Structured Note Funds
Magnolia Finance V plc (Cayman Islands)	Asset-Backed Credit Linked Notes	Fixed	13.125%	-	8/2/2021	$15,000,000	15,000,000	15,231,000	1.65%	E/I

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statement of Investments (Unaudited) (Continued)

June 30, 2014

Showing Percentage of Total Cash and Investments of the Partnership

						Principal
						Amount or			%
Issuer	Instrument	Ref	Spread	Floor	Maturity	Shares	Cost	Value	Portfolio	Notes

Debt Investments (continued)
Textile Furnishings Mills
Lexmark Carpet Mills, Inc.	First Lien Term Loan	LIBOR (Q)	10.00%	1.00%	9/30/2018	$15,758,531	$15,415,095	$15,994,909	1.73%

Wired Telecommunications Carriers
Integra Telecom Holdings, Inc.	Second Lien Term Loan	LIBOR (Q)	8.50%	1.25%	2/22/2020	$15,000,000	14,718,767	15,325,050	1.66%

Wireless Telecommunications Carriers
Alpheus Communications, LLC	First Lien FILO Term Loan	LIBOR (Q)	6.92%	1.00%	5/31/2018	$–	(11,183)	(28,122)	0.00%	L
Alpheus Communications, LLC	First Lien FILO Term Loan	LIBOR (Q)	6.92%	1.00%	5/31/2018	$8,248,124	8,166,127	8,041,921	0.87%
Globalive Wireless Management Corp. (Canada)	First Lien Term Loan	LIBOR (Q)	10.90%	-	4/30/2014	$3,037,292	2,933,872	3,067,665	0.33%	I
Gogo, LLC	First Lien Term Loan	LIBOR (Q)	9.75%	1.50%	6/21/2017	$19,335,284	18,588,807	20,592,078	2.23%
							29,677,623	31,673,542	3.43%

Total Debt Investments							852,895,704	865,195,213	93.63%

Equity Securities
Business Support Services
Findly Talent, LLC	Membership Units					708,229	230,938	162,185	0.02%	C/E
STG-Fairway Holdings, LLC	Class A Units					841,479	943,287	2,015,174	0.22%	C/E
							1,174,225	2,177,359	0.24%
Communications Equipment Manufacturing
Wasserstein Cosmos Co-Invest, L.P.	Limited Partnership Units					5,000,000	5,000,000	4,500,000	0.49%	B/C/E

Data Processing, Hosting, and Related Services
Anacomp, Inc.	Class A Common Stock					1,255,527	26,711,048	929,090	0.10%	C/E/F

Depository Credit Intermediation
Doral Financial Corporation	Common Stock					53,890	11,699,417	232,804	0.03%	C/K

Financial Investment Activities
Marsico Holdings, LLC	Common Interest Units					168,698	172,694	4,234	-	C/E/J

Full-Service Restaurants
RM Holdco, LLC	Membership Units					13,161,000	2,010,777	-	-	B/C/E

Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing
Precision Holdings, LLC	Class C Membership Interest					33	-	5,723	-	C/E

Nonmetallic Mineral Mining and Quarrying
EPMC HoldCo, LLC	Membership Units					1,312,720	-	1,063,303	0.12%	B/E

Nonscheduled Air Transportation
Flight Options Holdings I, Inc.	Warrants to Purchase Common Stock					1,843	1,274,000	1,339,035	0.15%	C/E

Radio and Television Broadcasting
SiTV, Inc.	Warrants to Purchase Common Stock					233,470	300,322	177,624	0.02%	C/E

Retail
Shop Holding, LLC	Class A Units					507,167	480,049	373,326	0.04%	C/E
Shop Holding, LLC	Warrants to Purchase Class A Units					326,691	-	-	-	C/E
							480,049	373,326	0.04%
Scheduled Air Transportation
Aircraft Leased to Delta Air Lines, Inc.
N913DL	Trust Beneficial Interests					865	91,495	121,720	0.01%	E/F
N918DL	Trust Beneficial Interests					724	101,682	139,414	0.02%	E/F
N954DL	Trust Beneficial Interests					682	120,984	70,380	0.01%	E/F
N955DL	Trust Beneficial Interests					661	120,890	112,200	0.01%	E/F
N956DL	Trust Beneficial Interests					666	120,865	107,780	0.01%	E/F
N957DL	Trust Beneficial Interests					661	121,648	108,800	0.01%	E/F
N959DL	Trust Beneficial Interests					656	122,429	109,480	0.01%	E/F
N960DL	Trust Beneficial Interests					643	125,518	108,800	0.01%	E/F
N961DL	Trust Beneficial Interests					652	124,720	103,360	0.01%	E/F
N976DL	Trust Beneficial Interests					766	104,403	102,691	0.01%	E/F
Aircraft Leased to United Airlines, Inc.
N510UA	Trust Beneficial Interests					60	226,717	460,974	0.05%	B/E
N512UA	Trust Beneficial Interests					59	221,632	452,773	0.05%	B/E
N545UA	Trust Beneficial Interests					75	396,478	649,581	0.07%	B/E
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests					467	2,306,488	2,609,590	0.28%	E/F
United N661UA-767, LLC (N661UA)	Trust Beneficial Interests					453	2,264,254	2,627,969	0.28%	E/F
							6,570,203	7,885,512	0.84%

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statement of Investments (Unaudited) (Continued)

June 30, 2014

Showing Percentage of Total Cash and Investments of the Partnership

									% of
Issuer	Instrument	Ref	Spread	Floor	Maturity	Shares	Cost	Value	Portfolio	Notes

Equity Securities (continued)
Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing
KAGY Holding Company, Inc.	Series A Preferred Stock					9,778	$1,091,200	$754,378	0.08%	B/C/E

Semiconductor and Other Electronic Component Manufacturing
AIP/IS Holdings, LLC	Membership Units					352	-	229,504	0.02%	C/E

Software Publishers
SLS Breeze Intermediate Holdings, Inc.	Warrants to Purchase Common Stock					1,232,731	522,678	653,841	0.07%	C/E

Wired Telecommunications Carriers
Integra Telecom, Inc.	Common Stock					1,274,522	8,433,884	5,206,677	0.56%	C/E
Integra Telecom, Inc.	Warrants					346,939	19,920	199,386	0.02%	C/E
V Telecom Investment S.C.A. (Luxembourg)	Common Shares					1,393	3,236,256	3,742,115	0.41%	C/D/E/I
							11,690,060	9,148,178	0.99%

Total Equity Securities							68,696,673	29,473,911	3.19%

Total Investments							921,592,377	894,669,124	96.82%

Cash and Cash Equivalents
Wells Fargo & Company	Overnight Repurchase Agreement Collateralized by Freddie Mac Note	Fixed	0.05%	-	7/1/2014			8,548,755	0.93%
Union Bank of California	Commercial Paper	Fixed	0.10%	-	7/1/2014			16,000,000	1.73%
Cash Denominated in Foreign Currencies								258,660	0.03%
Cash Held on Account at Various Institutions								4,572,117	0.49%
Cash and Cash Equivalents								29,379,532	3.18%

Total Cash and Investments								$924,048,656	100.00%	H

Notes to Consolidated Statement of Investments:

(A)	Investments in bank debt generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.

(B)	Non-controlled affiliate – as defined under the Investment Company Act of 1940 (ownership of between 5% and 25% of the outstanding voting securities of this issuer). See Consolidated Schedule of Changes in Investments in Affiliates.

(C)	Non-income producing security.

(D)	Principal amount denominated in foreign currency. Amortized cost and fair value converted from foreign currency to US dollars. (See Note 2)

(E)	Restricted security. (See Note 2)

(F)	Controlled issuer – as defined under the Investment Company Act of 1940 (ownership of 25% or more of the outstanding voting securities of this issuer). Investment is not more than 50% owned nor deemed to be a significant subsidiary. See Consolidated Schedule of Changes in Investments in Affiliates.

(G)	Investment has been segregated to collateralize certain unfunded commitments.

(H)	All cash and investments, except those referenced in Notes G above, are pledged as collateral under certain debt as described in Note 4 to the Consolidated Financial Statements.

(I)	Non-U.S. company or principal place of business outside the U.S. and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Partnership may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Partnership’s total assets.

(J)	Exempt from the definition of investment company under Section 3(c) of the Investment Company Act and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Partnership may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Partnership 's total assets.

(K)	Publicly traded company with a market capitalization greater than $250 million and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Partnership may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Partnership 's total assets.

(L)	Negative balances relate to an unfunded commitment that was acquired at a discount.

LIBOR or EURIBOR resets monthly (M), quarterly (Q), or semiannually (S).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $278,982,081, and $155,421,221 respectively for the six months ended June 30, 2014. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of June 30, 2014 was $894,436,320, or 96.8% of total cash and investments of the Partnership.

Options and swaps at June 30, 2014 were as follows:

Investment	Notional Amount	Fair Value
Interest Rate Cap, 4%, expires 5/15/2016	$25,000,000	$1,855
Euro/US Dollar Cross-Currency Basis Swap, Pay Euros/Receive USD, Expires 3/31/2017	$4,289,019	$(208,862)

See accompanying notes.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statement of Investments

December 31, 2013

Showing Percentage of Total Cash and Investments of the Partnership

									% of
Issuer	Instrument	Ref	Spread	Floor	Maturity	Principal	Cost	Value	Portfolio	Notes

Debt Investments (A)
Accounting, Tax Preparation, Bookkeeping, and Payroll Services
Expert Global Solutions, LLC	First Lien Term Loan	LIBOR (Q)	7.25%	1.25%	4/3/2018	$699,754	$701,280	$703,691	0.09%
Expert Global Solutions, LLC	Second Lien Term Loan	LIBOR (Q)	11.00%	1.50%	10/3/2018	$7,434,877	7,228,004	7,382,833	0.94%
							7,929,284	8,086,524	1.03%
Advertising, Public Relations, and Related Services
Doubleplay III Limited (United Kingdom)	First Lien Facility A1 Term Loan	EURIBOR (Q)	6.25%	1.25%	3/18/2018	€13,165,705	16,428,630	16,736,606	2.12%	D/J

Architectural, Engineering, and Related Services
ESP Holdings, Inc.	Jr Unsecured Subordinated Promissory Notes	Fixed	6% Cash + 10% PIK	-	12/31/2019	$7,959,369	7,959,369	7,959,369	1.01%	B/E

Artificial Synthetic Fibers and Filaments Manufacturing
AGY Holding Corp.	Sr Secured Term Loan	Fixed	12.00%		9/15/2016	$2,056,927	2,056,927	2,056,927	0.26%	B
AGY Holding Corporation	Second Lien Term Loan	Fixed	11.00%	-	11/15/2016	$9,268,000	7,586,317	9,268,000	1.17%	B/E
							9,643,244	11,324,927	1.43%
Beverage Manufacturing
Carolina Beverage Group, LLC	Secured Notes	Fixed	10.625%	-	8/1/2018	$7,780,000	7,780,000	8,207,900	1.04%	E

Business Support Services
STG-Fairway Acquisitions, Inc.	Second Lien Term Loan	LIBOR (Q)	9.25%	1.25%	8/28/2019	$14,643,455	13,944,123	14,929,002	1.89%

Chemical Manufacturing
Archroma	Term Loan B	LIBOR (Q)	8.25%	1.25%	9/30/2018	$17,456,250	17,107,125	17,401,699	2.20%

Communications Equipment Manufacturing
Globecomm Systems Inc.	First Lien Term Loan	LIBOR (Q)	7.625%	1.25%	12/11/2018	$15,000,000	14,850,000	15,097,500	1.91%	B

Computer Equipment Manufacturing
ELO Touch Solutions, Inc.	Second Lien Term Loan	LIBOR (Q)	10.50%	1.50%	12/1/2018	$10,000,000	9,666,672	9,100,000	1.15%

Converted Paper Products Manufacturing
Ranpak Corp.	Second Lien Term Loan	LIBOR (Q)	7.25%	1.25%	4/23/2020	$3,469,573	3,434,877	3,573,660	0.45%

Computer Systems Design and Related Services
Blue Coat Systems	First Lien Revolver	LIBOR (Q)	3.50%	1.00%	5/31/2018	$4,500,000	3,540,000	4,060,800	0.51%	L
Blue Coat Systems	Second Lien Term Loan	LIBOR (Q)	8.50%	1.00%	6/28/2020	$15,000,000	14,878,125	15,300,000	1.94%
OnX Enterprise Solutions, Ltd.	First Lien Term Loan	LIBOR (Q)	7.00%	-	9/3/2018	$10,640,000	10,483,300	10,709,160	1.36%
OnX USA, LLC	First Lien Term Loan	LIBOR (Q)	7.00%	-	9/3/2018	$5,320,000	5,244,790	5,354,580	0.68%
Websense, Inc.	Second Lien Term Loan	LIBOR (Q)	7.25%	1.00%	12/27/2020	$7,200,000	7,164,000	7,218,000	0.91%
							41,310,215	42,642,540	5.40%
Data Processing, Hosting, and Related Services
The Telx Group, Inc.	Senior Unsecured Notes	Fixed	10% Cash + 2% PIK	-	9/26/2019	$7,098,916	6,960,435	7,631,335	0.97%	E

Panda Sherman Power, LLC	First Lien Term Loan	LIBOR (Q)	7.50%	1.50%	9/14/2018	$11,070,172	10,932,474	11,402,277	1.44%
Panda Temple Power II, LLC	First Lien Term Loan	LIBOR (Q)	6.00%	1.25%	4/3/2019	$5,892,970	5,834,041	6,069,759	0.77%
							16,766,515	17,472,036	2.21%
Electrical Equipment and Component Manufacturing
Palladium Energy, Inc.	First Lien Term Loan	LIBOR (Q)	9.00%	1.00%	12/26/2027	$16,500,317	16,225,541	16,426,066	2.08%

Fabricated Metal Product Manufacturing
Constellation Enterprises, LLC	First Lien Notes	Fixed	10.625%	-	2/1/2016	$12,500,000	12,322,875	10,875,000	1.38%	E/G

Financial Investment Activities
Marsico Capital Management	First Lien Term Loan	LIBOR (M)	5.00%	-	12/31/2022	$10,637,623	13,394,183	3,882,732	0.49%	K

Freight Transportation Arrangement
Livingston International, Inc. (Canada)	Second Lien Term Loan	LIBOR (Q)	7.75%	1.25%	4/18/2020	$3,665,217	3,597,620	3,756,848	0.48%	J

Full-Service Restaurants
RM Holdco, LLC	Subordinated Convertible Term Loan	Fixed	1.12% PIK	-	3/21/2018	$5,164,796	5,164,796	2,197,621	0.28%	B
RM OpCo, LLC	Convertible First Lien Term Loan Tranche B-1	Fixed	12% Cash + 7% PIK	-	3/21/2016	$1,370,199	1,339,883	1,370,199	0.17%	B
RM OpCo, LLC	First Lien Term Loan Tranche A	Fixed	11.00%	-	3/21/2016	$3,626,947	3,626,947	3,626,947	0.46%	B
RM OpCo, LLC	First Lien Term Loan Tranche B	Fixed	12% Cash + 7% PIK	-	3/21/2016	$6,825,328	6,825,328	6,825,328	0.86%	B
RM OpCo, LLC	First Lien Term Loan Tranche B-1	Fixed	12% Cash + 7% PIK	-	3/21/2016	$2,150,088	2,109,019	2,150,088	0.27%	B
							19,065,973	16,170,183	2.04%

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statement of Investments (Continued)

December 31, 2013

Showing Percentage of Total Cash and Investments of the Partnership

									% of
Issuer	Instrument	Ref	Spread	Floor	Maturity	Principal	Cost	Value	Portfolio	Notes

Debt Investments (continued)
Gaming Industries
AP Gaming I, LLC	First Lien Term Loan B	LIBOR (Q)	8.25%	1.00%	12/20/2020	$15,000,000	$14,550,000	$14,737,500	1.87%

Grocery Stores
Bashas, Inc.	First Lien FILO Term Loan	LIBOR (M)	9.35%	1.50%	12/28/2015	$14,843,788	14,802,168	15,066,445	1.91%

Inland Water Transportation
US Shipping Corp	First Lien Term Loan B	LIBOR (Q)	7.75%	1.25%	4/30/2018	$12,603,333	12,477,300	12,965,679	1.64%

Insurance Related Activities
Confie Seguros Holding II Co.	Second Lien Term Loan	LIBOR (Q)	9.00%	1.25%	5/8/2019	$6,341,809	6,245,733	6,391,370	0.81%

Merchant Wholesalers
Envision Acquisition Company, LLC	Second Lien Term Loan	LIBOR (Q)	8.75%	1.00%	11/4/2021	$9,079,011	8,897,430	9,192,498	1.16%

Metal Ore Mining
St Barbara Ltd. (Australia)	First Priority Senior Secured Notes	Fixed	8.875%	-	4/15/2018	$7,359,000	7,326,651	6,144,765	0.78%	E

Motion Picture and Video Industries
CORE Entertainment, Inc.	First Lien Term Loan	Fixed	9.00%	-	6/21/2017	$9,462,231	9,381,116	8,610,631	1.09%
CORE Entertainment, Inc.	Second Lien Term Loan	Fixed	13.50%	-	6/21/2018	$7,569,785	7,502,054	6,858,225	0.88%
							16,883,170	15,468,856	1.97%
Newspaper, Periodical, Book, and Directory Publishers
Hanley-Wood, LLC	First Lien FILO Term Loan	LIBOR (Q)	6.75%	1.25%	7/15/2018	$16,707,600	16,707,600	16,699,246	2.13%
MediMedia USA, Inc.	First Lien Revolver	LIBOR (M)	6.75%	-	5/20/2018	$4,960,000	3,797,500	4,523,908	0.57%
MediMedia USA, Inc.	First Lien Term Loan	LIBOR (M)	6.75%	1.25%	11/20/2018	$9,701,250	9,433,029	9,458,719	1.20%
							29,938,129	30,681,873	3.90%
Nondepository Credit Intermediation
Caribbean Financial Group (Cayman Islands)	Senior Secured Notes	Fixed	11.50%	-	11/15/2019	$10,000,000	9,824,072	10,700,000	1.35%	E
Trade Finance Funding I, Ltd. (Cayman Islands)	Secured Class B Notes	Fixed	10.75%	-	11/13/2018	$15,000,000	15,000,000	14,962,500	1.90%	E/J
							24,824,072	25,662,500	3.25%
Nonresidential Building Construction
NCM Group Holdings, LLC	First Lien Term Loan	LIBOR (Q)	11.50%	1.00%	8/29/2018	$10,000,000	9,620,619	9,875,000	1.25%

Nonscheduled Air Transportation
One Sky Flight, LLC	Second Lien Term Loan	Fixed	12% Cash + 3% PIK	-	5/4/2019	$18,200,000	16,929,086	17,708,600	2.24%

Oil and Gas Extraction
Willbros Group, Inc.	First Lien Term Loan	LIBOR (Q)	9.75%	1.25%	8/7/2019	$15,426,118	15,051,713	15,657,510	1.98%

Other Telecommunications
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR (Q)	7.75%	1.25%	4/30/2021	$14,000,000	13,860,000	13,925,660	1.76%

Petroleum and Coal Products Manufacturing
Boomerang Tube, LLC	Second Lien Term Loan	LIBOR (Q)	9.50%	1.50%	10/11/2017	$7,749,023	7,563,978	7,477,807	0.95%

Plastics Products Manufacturing
Iracore International, Inc.	Senior Secured Notes	Fixed	9.50%	-	6/1/2018	$13,600,000	13,600,000	14,426,622	1.83%	E

Professional, Scientific, and Technical Services
Connolly, LLC	Second Lien Term Loan	LIBOR (Q)	9.25%	1.25%	7/15/2019	$12,000,000	11,829,534	12,270,000	1.55%
ConvergeOne Holdings	First Lien Term Loan	LIBOR (Q)	8.00%	1.25%	5/8/2019	$12,654,643	12,464,823	12,570,236	1.59%
							24,294,357	24,840,236	3.14%
Promoters of Performing Arts, Sports, and Similar Events
Stadium Management Group	Second Lien Term Loan	LIBOR (M)	9.50%	1.25%	12/7/2018	$11,000,000	10,817,390	11,055,000	1.40%

Radio and Television Broadcasting
SiTV, Inc.	First Lien Term Loan	LIBOR (Q)	6% Cash + 4% PIK	2.00%	8/3/2016	$6,995,124	6,648,634	6,774,778	0.86%
The Tennis Channel, Inc.	First Lien Term Loan	LIBOR (Q)	8.50%	-	5/29/2017	$17,589,459	17,134,705	17,615,843	2.23%
							23,783,339	24,390,621	3.09%
Retail
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR (M)	10.40%	1.00%	9/25/2017	$11,272,727	11,051,496	11,329,090	1.44%
Shopzilla, Inc.	Second Lien Term Loan	LIBOR (Q)	9.50%	-	3/31/2016	$6,710,057	6,525,027	6,683,216	0.85%
							17,576,523	18,012,306	2.29%
Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Senior Secured Notes	Fixed	10.00%	-	10/1/2019	$9,914,000	9,914,000	10,335,345	1.31%	E/H/J

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statement of Investments (Continued)

December 31, 2013

Showing Percentage of Total Cash and Investments of the Partnership

									% of
Issuer	Instrument	Ref	Spread	Floor	Maturity	Principal	Cost	Value	Portfolio	Notes

Debt Investments (continued)
Scheduled Air Transportation
Aircraft Leased to Delta Air Lines, Inc.
N913DL	Aircraft Secured Mortgage	Fixed	8.00%	-	3/15/2017	$289,048	$289,048	$296,820	0.04%	F
N918DL	Aircraft Secured Mortgage	Fixed	8.00%	-	8/15/2018	$388,001	388,001	397,290	0.05%	F
N954DL	Aircraft Secured Mortgage	Fixed	8.00%	-	3/20/2019	$514,375	514,375	524,620	0.07%	F
N955DL	Aircraft Secured Mortgage	Fixed	8.00%	-	6/20/2019	$533,283	533,283	543,320	0.07%	F
N956DL	Aircraft Secured Mortgage	Fixed	8.00%	-	5/20/2019	$532,275	532,275	542,640	0.07%	F
N957DL	Aircraft Secured Mortgage	Fixed	8.00%	-	6/20/2019	$537,947	537,947	548,250	0.07%	F
N959DL	Aircraft Secured Mortgage	Fixed	8.00%	-	7/20/2019	$543,573	543,573	553,520	0.07%	F
N960DL	Aircraft Secured Mortgage	Fixed	8.00%	-	10/20/2019	$564,855	564,855	574,430	0.07%	F
N961DL	Aircraft Secured Mortgage	Fixed	8.00%	-	8/20/2019	$558,427	558,427	568,310	0.07%	F
N976DL	Aircraft Secured Mortgage	Fixed	8.00%	-	2/15/2018	$394,360	394,360	404,600	0.05%	F
Aircraft Leased to United Airlines, Inc.
N510UA	Aircraft Secured Mortgage	Fixed	20.00%	-	10/26/2016	$328,848	328,848	404,605	0.05%	B
N512UA	Aircraft Secured Mortgage	Fixed	20.00%	-	10/26/2016	$334,535	334,535	414,010	0.05%	B
N536UA	Aircraft Secured Mortgage	Fixed	16.00%	-	9/29/2014	$108,845	108,845	114,000	0.01%	B
N545UA	Aircraft Secured Mortgage	Fixed	16.00%	-	8/29/2015	$249,695	249,695	275,405	0.03%	B
N585UA	Aircraft Secured Mortgage	Fixed	20.00%	-	10/25/2016	$392,794	392,794	486,115	0.06%	B
N659UA	Aircraft Secured Mortgage	Fixed	12.00%	-	2/28/2016	$2,708,150	2,708,150	2,948,986	0.37%	F
N661UA	Aircraft Secured Mortgage	Fixed	12.00%	-	5/4/2016	$2,880,186	2,880,186	3,171,026	0.40%	F
							11,859,197	12,767,947	1.60%
Scientific Research and Development Services
BPA Laboratories, Inc.	Senior Secured Notes	Fixed	12.25%	-	4/1/2017	$17,200,000	16,536,295	17,630,000	2.23%	E

Semiconductor and Other Electronic Component Manufacturing
Isola USA Corporation	Senior Secured Term Loan B	LIBOR (Q)	8.25%	1.00%	11/29/2018	$14,583,333	14,366,560	14,729,167	1.87%

BlackLine Systems, Inc.	First Lien Term Loan	LIBOR (Q)	0.4% Cash + 7.6% PIK	1.50%	9/25/2018	$12,579,747	11,811,044	12,183,485	1.56%
Coreone Technologies, LLC	First Lien Term Loan	LIBOR (Q)	3.75% Cash +5% PIK	1.00%	9/14/2018	$13,556,801	13,243,533	13,455,125	1.72%
Deltek, Inc.	Second Lien Term Loan	LIBOR (Q)	8.75%	1.25%	10/10/2019	$15,000,000	14,805,253	15,300,000	1.94%
Edmentum, Inc.	Second Lien Term Loan	LIBOR (Q)	9.75%	1.50%	5/17/2019	$15,000,000	14,748,486	15,112,500	1.91%
							54,608,316	56,051,110	7.13%

Specialty Hospitals
UBC Healthcare Analytics, Inc.	First Lien Term Loan	LIBOR (Q)	9.00%	1.00%	7/1/2018	$5,526,021	5,498,391	5,559,177	0.70%
Vantage Oncology, LLC	Senior Secured Notes	Fixed	9.50%	-	6/15/2017	$5,000,000	5,000,000	5,137,500	0.65%	E
							10,498,391	10,696,677	1.35%
Structured Note Funds
Magnolia Finance V plc (Cayman Islands)	Asset-Backed Credit Linked Notes	Fixed	13.125%	-	8/2/2021	$15,000,000	15,000,000	15,000,000	1.90%	E/J

Textile Furnishings Mills
Lexmark Carpet Mills, Inc.	First Lien Term Loan	LIBOR (Q)	10.00%	1.00%	9/30/2018	$16,351,467	15,942,680	16,392,346	2.08%

Wired Telecommunications Carriers
Integra Telecom Holdings, Inc.	Second Lien Term Loan	LIBOR (Q)	8.50%	1.25%	2/22/2020	$15,000,000	14,701,027	15,459,375	1.96%

Wireless Telecommunications Carriers
Alpheus Communications, LLC	First Lien Delayed FILO Term Loan	LIBOR (Q)	6.92%	1.00%	5/31/2018	$–	(11,183)	(8,437)	-	M
Alpheus Communications, LLC	First Lien FILO Term Loan	LIBOR (Q)	6.92%	1.00%	5/31/2018	$8,248,124	8,166,127	8,186,263	1.04%
Globalive Wireless Management Corp. (Canada)	First Lien Term Loan	LIBOR (Q)	10.90%	-	4/30/2014	$3,037,292	2,933,872	3,067,665	0.39%	J
Gogo, LLC	First Lien Term Loan	LIBOR (Q)	9.75%	1.50%	6/21/2017	$19,587,428	18,707,700	21,252,360	2.69%
							29,796,516	32,497,851	4.12%

Total Debt Investments							720,651,321	726,514,593	92.05%

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statement of Investments (Continued)

December 31, 2013

Showing Percentage of Total Cash and Investments of the Partnership

									% of
Issuer	Instrument	Ref	Spread	Floor	Maturity	Shares	Cost	Value	Portfolio	Notes

Equity Securities
Architectural, Engineering, and Related Services
ESP Holdings, Inc.	Cumulative Preffered 15%					20,297	$2,249,930	$3,947,862	0.51%	B/C/E
ESP Holdings, Inc., Common Stock	Common Stock					88,670	9,311,782	2,856,346	0.36%	B/C/E
							11,561,712	6,804,208	0.87%

Business Support Services
STG-Fairway Holdings	Class A Units					841,479	1,174,225	1,722,508	0.22%	C/E
Wasserstein Cosmos Co-Invest, L.P.	Limited Partnership Units					5,000,000	5,000,000	5,000,000	0.64%	B/C/E
							6,174,225	6,722,508	0.86%

Data Processing, Hosting, and Related Services
Anacomp, Inc.	Class A Common Stock					1,255,527	26,711,048	1,004,422	0.13%	B/C/E

Depository Credit Intermediation
Doral Financial Corporation	Common Stock					53,890	11,699,417	843,913	0.11%	C/L

Financial Investment Activities
Marsico Holdings, LLC	Common Interest Units					168,698	172,694	4,302	-	C/E/K

Full-Service Restaurants
RM Holdco, LLC	Membership Units					13,161,000	2,010,777	-	-	B/C/E

Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing
Precision Holdings, LLC	Class C Membership Interests					33	-	41,645	0.01%	C/E

Nonmetallic Mineral Mining and Quarrying
EPMC HoldCo, LLC	Membership Units					1,312,720	-	1,562,137	0.20%	B/E

Nonscheduled Air Transportation
Flight Options Holdings I, Inc.	Warrants to Purchase Common Stock					1,843	1,274,000	1,268,904	0.16%	C/E

Radio and Television Broadcasting
SiTV, Inc.	Warrants to Purchase Common Stock					233,470	300,322	354,874	0.04%	C/E

Retail
Shop Holding, LLC	Class A Unit					490,037	462,576	532,919	0.07%	C/E
Shop Holding, LLC	Warrants to Purchase Class A Unit					326,691	-	38,258	-	C/E
							462,576	571,177	0.07%
Scheduled Air Transportation
Aircraft Leased to Delta Air Lines, Inc.
N913DL	Trust Beneficial Interests					727	97,376	125,970	0.02%	E/F
N918DL	Trust Beneficial Interests					623	109,938	142,970	0.02%	E/F
N954DL	Trust Beneficial Interests					591	133,027	68,000	0.01%	E/F
N955DL	Trust Beneficial Interests					576	133,868	113,560	0.01%	E/F
N956DL	Trust Beneficial Interests					580	133,907	108,800	0.01%	E/F
N957DL	Trust Beneficial Interests					576	134,785	109,650	0.01%	E/F
N959DL	Trust Beneficial Interests					573	135,658	110,500	0.01%	E/F
N960DL	Trust Beneficial Interests					563	139,173	109,650	0.01%	E/F
N961DL	Trust Beneficial Interests					570	138,350	103,870	0.01%	E/F
N976DL	Trust Beneficial Interests					654	113,413	103,033	0.01%	E/F
Aircraft Leased to United Airlines, Inc.
N510UA	Trust Beneficial Interests					54	197,409	465,625	0.06%	B/E
N512UA	Trust Beneficial Interests					53	193,046	458,277	0.06%	B/E
N536UA	Trust Beneficial Interests					81	396,289	656,766	0.08%	B/E
N545UA	Trust Beneficial Interests					67	348,071	641,840	0.08%	B/E
N585UA	Trust Beneficial Interests					53	214,737	571,706	0.07%	B/E
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests					412	2,097,640	2,840,323	0.36%	E/F
United N661UA-767, LLC (N661UA)	Trust Beneficial Interests					400	2,066,062	2,852,677	0.36%	E/F
							6,782,749	9,583,217	1.19%

Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing
KAGY Holding Company, Inc.	Series A Prefereed Stock					9,778	1,091,200	662,134	0.08%	B/C/E

Semiconductor and Other Electronic Component Manufacturing
AIP/IS Holdings, LLC	Membership Units					352	-	229,504	0.03%	C/E

Software Publishers
SLS Breeze Intermediate Holdings, Inc.	Warrants to Purchase Common Stock					1,232,731	522,678	561,632	0.07%	C/E

Wired Telecommunications Carriers
Integra Telecom, Inc.	Common Stock					1,274,522	8,433,884	5,583,686	0.72%	C/E
Integra Telecom, Inc.	Warrants					346,939	19,920	194,050	0.02%	C/E
V Telecom Investment S.C.A (Luxembourg)	Common Shares					1,393	3,236,256	3,756,053	0.48%	C/D/E/J
							11,690,060	9,533,789	1.22%

Total Equity Securities							80,453,458	39,748,366	5.04%

Total Investments							801,104,779	766,262,959

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statement of Investments (Continued)

December 31, 2013

Showing Percentage of Total Cash and Investments of the Partnership

									% of
Issuer	Instrument	Ref	Spread	Floor	Maturity	Shares	Cost	Value	Portfolio	Notes

Cash and Cash Equivalents
Wells Fargo & Company	Overnight Repurchase Agreement	Fixed	0.09%	-	1/2/2014			$10,501,688	1.33%
Union Bank of California	Commercial Paper	Fixed	0.10%	-	1/2/2014			8,499,976	1.07%
Cash Denominated in Foreign Currencies								121,389	0.02%
Cash Held on Account at Various Institutions								3,861,129	0.49%
Cash and Cash Equivalents								22,984,182	2.91%

Total Cash and Investments								$789,247,141	100.00%	I

Notes to Consolidated Statement of Investments:

(A)	Investments in bank debt generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.

(B)	Non-controlled affiliate – as defined under the Investment Company Act of 1940 (ownership of between 5% and 25% of the outstanding voting securities of this issuer). See Consolidated Schedule of Changes in Investments in Affiliates.

(C)	Non-income producing security.

(D)	Principal amount denominated in foreign currency. Amortized cost and fair value converted from foreign currency to US dollars. (See Note 2)

(E)	Restricted security. (See Note 2)

(F)	Controlled issuer – as defined under the Investment Company Act of 1940 (ownership of 25% or more of the outstanding voting securities of this issuer). Investment is not more than 50% owned nor deemed to be a significant subsidiary. See Consolidated Schedule of Changes in Investments in Affiliates.

(G)	Investment has been segregated to collateralize certain unfunded commitments.

(H)	$2,000,000 principal amount of this investment has been segregated to collateralize certain unfunded commitments.

(I)	All cash and investments, except those referenced in Notes G and H above, are pledged as collateral under the Revolving Facilities as described in Note 4 to the Consolidated Financial Statements.

(J)	Non-U.S. company or principal place of business outside the U.S. and as a result is not qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Partnership may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

(K)	Excepted from the definition of investment company under Section 3(c) of the Investment Company Act and as a result is not qualifying under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Partnership may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Partnership 's total assets.

(L)	Publicly traded company with a market capitalization greater than $250 million and as a result is not qualifying under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Partnership may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Partnership 's total assets.

(M)	Negative balances relate to an unfunded commitment that was acquired at a discount.

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

See accompanying notes

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Investment income
Interest income:
Companies less than 5% owned	$22,333,382	$12,247,602	$40,474,125	$27,487,968
Companies 5% to 25% owned	1,357,315	1,202,653	2,694,179	2,096,165
Companies more than 25% owned	234,835	312,268	492,462	642,585
Dividend income:
Companies 5% to 25% owned	-	-	1,968,748	-
Other income:
Companies less than 5% owned	319,582	419,415	954,316	576,948
Companies 5% to 25% owned	87,504	118,653	208,543	219,756
Companies more than 25% owned	254,682	168,604	463,572	311,515
Total investment income	24,587,300	14,469,195	47,255,945	31,334,937

Operating expenses
Management and advisory fees	3,104,872	1,940,295	5,991,080	3,905,033
Interest expense	768,432	186,702	1,225,293	323,109
Amortization of deferred debt issuance costs	403,527	142,914	776,282	251,478
Administrative expenses	379,469	167,808	636,275	335,616
Legal fees, professional fees and due diligence expenses	256,826	6,295	374,586	80,758
Commitment fees	215,864	38,506	407,062	61,094
Custody fees	59,974	29,357	109,906	57,901
Director fees	55,336	48,000	112,359	96,059
Insurance expense	43,324	28,367	79,276	52,567
Other operating expenses	176,582	6,468	192,563	142,876
Total operating expenses	5,464,206	2,594,712	9,904,682	5,306,491

Net investment income	19,123,094	11,874,483	37,351,263	26,028,446

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in companies less than 5% owned	125,710	(4,095,160)	(6,670,011)	(3,577,502)
Investments in companies 5% to 25% owned	808,036	-	808,411	-
Net realized gain (loss)	933,746	(4,095,160)	(5,861,600)	(3,577,502)

Net change in net unrealized appreciation/depreciation	(3,945,684)	4,753,522	8,029,680	6,591,253
Net realized and unrealized gain (loss)	(3,011,938)	658,362	2,168,080	3,013,751

Dividends on Series A preferred equity facility	(356,677)	(392,669)	(725,812)	(786,082)
Net change in accumulated dividends on Series A
preferred equity facility	(383)	19,111	10,112	35,122
Net increase in net assets applicable to common
limited and general partners resulting from operations	$15,754,096	$12,159,287	$38,803,643	$28,291,237

See accompanying notes.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statements of Changes in Net Assets

	Six Months Ended June 30, 2014 (Unaudited)
		Common
		Limited	General
	Total	Partner	Partner
Net assets applicable to common limited and general partners, beginning of year	$552,263,625	$551,095,042	$1,168,583

Contributions from common limited partner	104,641,667	104,641,667	-

Net investment income	37,351,263	30,107,890	7,243,373
Net realized loss	(5,861,600)	(4,689,280)	(1,172,320)
Net change in unrealized appreciation/depreciation	8,029,680	6,423,744	1,605,936
Dividends paid on preferred equity facility	(725,812)	(580,650)	(145,162)
Net change in accumulated dividends on preferred equity facility	10,112	8, 090	2,022
Net increase in net assets applicable to common limited and general partners resulting from operations	38,803,643	31,269,794	7,533,849

Distributions to common limited and general partners from:
Net investment income	(36,108,085)	(29,007,852)	(7,100,233)

Net assets applicable to common limited and general partners, end of period (including accumulated net investment income of $27,377,627, $27,027,112 and $350,515, respectively)	$659,600,850	$657,998,651	$1,602,199

	Year Ended December 31, 2013
		Common
		Limited	General
	Total	Partner	Partner
Net assets applicable to common limited and general partners, beginning of year	$317,209,574	$317,209,574	$-

Contributions from common limited partner	225,201,350	225,201,350	-

Net investment income	56,340,223	45,474,169	10,866,054
Net realized loss	(47,384,746)	(37,907,797)	(9,476,949)
Net change in unrealized appreciation/depreciation	56,456,107	45,164,886	11,291,221
Dividends paid on preferred equity facility	(1,516,585)	(1,213,268)	(303,317)
Net change in accumulated dividends on preferred equity facility	22,033	17,626	4,407
Net increase in net assets applicable to common limited and general partners resulting from operations	63,917,032	51,535,616	12,381,416

Distributions to common limited and general partners from:
Net investment income	(53,418,640)	(42,851,498)	(10,567,142)
Realized gains	(645,691)	-	(645,691)
Net assets applicable to common limited and general partners, end of period (including accumulated net investment income of $26,850,149, $26,499,634 and $350,515, respectively)	$552,263,625	$551,095,042	$1,168,583

See accompanying notes.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2014	2013

Operating activities
Net increase in net assets applicable to common limited and general partners resulting from operations	$38,803,643	$28,291,237
Adjustments to reconcile net increase in net assets applicable to common limited and general partners resulting from operations to net cash provided by (used in) operating activities:
Net realized loss	5,861,600	3,577,502
Net change in unrealized appreciation/depreciation of investments	(8,028,604)	(6,611,142)
Dividends paid on Series A preferred equity facility	725,812	786,082
Net change in accumulated dividends on Series A preferred equity facility	(10,112)	(35,122)
Accretion of original issue discount on investments	(1,851,211)	(1,324,008)
Net accretion of market discount/premium	(937,125)	(81)
Interest and dividend income paid in kind	(2,711,682)	(546,987)
Amortization of deferred debt issuance costs	776,282	251,478
Changes in assets and liabilities:
Purchases of investment securities	(276,270,400)	(170,316,516)
Proceeds from sales, maturities and paydowns of investments	155,421,221	121,049,823
Increase in accrued interest income - companies less than 5% owned	(1,931,388)	(1,463,345)
Decrease (increase) in accrued interest income - companies 5% to 25% owned	42,661	(305,410)
Decrease in accrued interest income - companies more than 25% owned	6,434	5,751
Decrease (increase) in receivable for investments sold	(13,790,910)	5,032,415
Increase in prepaid expenses and other assets	(361,072)	(651,073)
Increase (decrease) in payable for investments purchased	(6,145,311)	28,364,525
Increase in payable to the Investment Manager	221,733	292,882
Decrease in payable to parent	(131,717)	-
Increase in management and advisory fees payable	-	1,940,295
Increase in interest payable	205,247	106,748
Increase (decrease) in accrued expenses and other liabilities	211,734	(118,460)
Net cash provided by (used in) operating activities	(109,893,165)	8,326,594

Financing activities
Borrowings	236,000,000	52,000,000
Repayments of debt	(186,000,000)	(93,000,000)
Payments of debt issuance costs	(1,814,185)	(789,675)
Dividends paid on Series A preferred equity facility	(725,812)	(786,082)
Dividends paid to common limited partner	(29,007,852)	(19,811,866)
Distributions of incentive allocation to the General Partner	(6,805,303)	(2,723,742)
Contributions from the common limited partner	104,641,667	78,815,250
Net cash provided by financing activities	116,288,515	13,703,885

Net increase in cash and cash equivalents	6,395,350	22,030,479
Cash and cash equivalents at beginning of period	22,984,182	18,035,189
Cash and cash equivalents at end of period	$29,379,532	$40,065,668

Supplemental cash flow information
Interest payments	$1,020,046	$216,361

See accompanying notes

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014

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

June 30, 2014

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

Investment Valuation

Management values investments at fair value based upon the principles and methods of valuation set forth in policies adopted by the Board of Directors and in conformity with procedures set forth in the Revolving Facilities and the statement of preferences for the Preferred Interests, as defined in Note 4, below. Fair value is generally defined as the amount for which an investment would be sold in an orderly transaction between market participants at the measurement date.

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

June 30, 2014

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

Unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2014 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.)
Bank Debt	$354,091,533	Market rate approach	Market yields	3.7% - 18.3% (10.9%)
	208,202,341	Market quotations	Indicative bid/ask quotes	1 - 5 (2)
	16,024,731	Market comparable companies	Revenue multiples	0.4x (0.4x)
	2,056,927	Market comparable companies	EBITDA multiples	7.8x (7.8x)
Other Corporate Debt	4,373,153	Market rate approach	Market yields	12.5% - 15.8% (12.5%)
	41,265,000	Market quotations	Indicative bid/ask quotes	1 (1)
	8,767,527	Market comparable companies	EBITDA multiples	7.8x (7.8x)
Equity	7,885,513	Market rate approach	Market yields	13.0% - 18.0% (13.6%)
	3,045,069	Market quotations	Indicative bid/ask quotes	1 - 2 (1)
	929,090	Market comparable companies	Revenue multiples	0.4x - 1.1x (1.1x)
	17,381,435	Market comparable companies	EBITDA multiples	4.0x – 6.6x (5.8x)

Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Market yields	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2014

2. Summary of Significant Accounting Policies (continued)

Investments may be categorized based on the types of inputs used in valuing such investments. The level in the GAAP valuation hierarchy in which an investment falls is based on the lowest level input that is significant to the valuation of the investment in its entirety. Transfers between levels are recognized as of the beginning of the reporting period.

At June 30, 2014, the Partnership’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt		Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$-		$-	$232,804
2	Other observable market inputs *	154,433,236		75,980,765	-
3	Independent third-party pricing sources that employ significant unobservable inputs	580,830,991		50,098,573	26,851,302
3	Investment Manager valuations with significant unobservable inputs	(455,459)	†	4,307,107	2,389,805
Total		$734,808,768		$130,386,445	$29,473,911

* For example, quoted prices in inactive markets or quotes for comparable investments.

† Negative balance relates to an unfunded commitment that was acquired and valued at a discount.

Changes in investments categorized as Level 3 during the six months ended June 30, 2014 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$515,953,643	$53,334,634	$36,066,746
Net realized and unrealized gains (losses)	2,964,824	506,298	(3,124,422)
Acquisitions	223,669,965	13,086,400	1,836,050
Dispositions	(83,626,914)	(14,077,239)	(7,927,072)
Transfers out of Level 3 ‡	(78,130,527)	(24,476,520)	-
Transfers into Level 3 §	-	21,725,000	-
Ending balance	$580,830,991	$50,098,573	$26,851,302

Net change in unrealized appreciation/ depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$3,581,470	$(144,520)	$(1,367,777)

‡  Comprised of eight investments that transferred to Level 2 due to increased observable market activity.

§  Comprised of two investments that transferred from Level 2 due to reduced trading volumes.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2014

2. Summary of Significant Accounting Policies (continued)

	Investment Manager Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$4,060,800	$7,631,335	$2,837,707
Net realized and unrealized losses	(141,655)	(529,274)	(64,313)
Acquisitions	125,396	4,303,962	230,939
Dispositions	(4,500,000)	(7,098,916)	(614,528)
Ending balance	$(455,459)**	$4,307,107	$2,389,805

Net change in unrealized appreciation/ depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(141,655)	$141,626	$(678,840)

** Negative balance relates to an unfunded commitment that was acquired and valued at a discount.

There were no transfers between Level 1 and 2 during the six months ended June 30, 2014.

At June 30, 2013, the Partnership’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$-	$-	$894,571
2	Other observable market inputs *	101,706,681	49,326,054	-
3	Independent third-party pricing sources that employ significant unobservable inputs	348,965,723	26,638,820	35,306,315
3	Investment Manager valuations with significant unobservable inputs	-	7,590,732	1,333,148
Total		$450,672,404	$83,555,606	$37,534,034

*	For example, quoted prices in inactive markets or quotes for comparable investments.
20

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2014

2. Summary of Significant Accounting Policies (continued)

Changes in investments categorized as Level 3 during the six months ended June 30, 2013 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$359,343,326	$17,171,637	$32,675,370
Net realized and unrealized gains (losses)	(1,850,044)	7,821,477	(4,860,276)
Acquisitions	106,094,345	7,596,680	9,675,533
Dispositions	(55,970,621)	(15,172,634)	(2,184,312)
Transfers out of Level 3 †	(58,651,283)	-	-
Transfers into Level 3 ‡	-	9,221,660	-
Ending balance	$348,965,723	$26,638,820	$35,306,315

Net change in unrealized appreciation/ depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(412,366)	$1,870,504	$2,101,209

† Comprised of eight investments that transferred to Level 2 due to increased observable market activity.

‡ Comprised of one investment that transferred from Level 2 due to reduced trading volumes.

	Investment Manager Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$-	$7,167,458	$1,424,764
Net realized and unrealized gains (losses)	-	353,516	(91,616)
Acquisitions	-	69,758	-
Ending balance	$-	$7,590,732	$1,333,148

Net change in unrealized appreciation/ depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$-	$353,516	$(91,615)

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

June 30, 2014

2. Summary of Significant Accounting Policies (continued)

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

Foreign Investments

The Partnership may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 2.4% and 2.7% of total investments at June 30, 2014 and December 31, 2013, respectively. Such positions were converted at the respective closing rate in effect at June 30, 2014 and December 31, 2013 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

June 30, 2014

2. Summary of Significant Accounting Policies (continued)

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

The Partnership did not enter into any new derivative transactions during the six months ended June 30, 2014. At June 30, 2014, the Partnership held an interest rate cap with a notional amount of $25,000,000 and a cross currency basis swap with a notional amount of $4,289,019. Gains and losses from derivatives during the six months ended June 30, 2014 were included in net realized and unrealized loss on investments in the Consolidated Statement of Operations as follows:

Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)
Cross currency basis swaps	$-	$(12,284)
Interest rate cap	-	(122,321)

The Partnership did not enter into any new derivative transactions during the six months ended June 30, 2013. At June 30, 2013, the Partnership held a cross currency basis swap with a notional amount of $6,040,944. Gains and losses from derivatives during the six months ended June 30, 2013 were included in net realized and unrealized loss on investments in the Consolidated Statement of Operations as follows:

Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)
Cross currency basis swaps	$-	$92,452

Valuations of derivatives held at June 30, 2014 and June 30, 2013 were determined using observable market inputs other than quoted prices in active markets for identical assets and, accordingly, are classified as Level 2 in the GAAP valuation hierarchy.

Debt Issuance Costs

Costs of approximately $3.5 million and $1.5 million were incurred during 2006 and 2013 in connection with placing and extending the Partnership’s revolving credit facility (see Note 4), respectively. Costs of approximately $1.6 million and $1.0 million were incurred during 2013 and 2014 in connection with placing and extending TCPC Funding’s revolving credit facility (see Note 4), respectively. These costs were deferred and are being amortized on a straight-line basis over the estimated life of the respective instruments. The impact of utilizing the straight-line amortization method versus the effective-interest method is not material to the operations of the Partnership.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2014

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

Income Taxes

The income or loss of the Partnership, TCPC Funding and the SBIC is reported in the respective partners’ income tax returns. Consequently, no income taxes are paid at the partnership level or reflected in the Partnership’s financial statements. In accordance with ASC Topic 740 – Income Taxes, the Partnership recognizes in its consolidated financial statements the effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination. As of June 30, 2014, all tax years of the Partnership, TCPC Funding and the SBIC since January 1, 2010 remain subject to examination by federal tax authorities. No such examinations are currently pending.

Cost and unrealized appreciation and depreciation of investments (including derivatives) for U.S. federal income tax purposes at June 30, 2014 were as follows:

Unrealized appreciation	$32,885,769
Unrealized depreciation	(60,067,779)
Net unrealized depreciation	(27,182,010)

Cost	$921,644,127

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2014

3. Management Fees, Incentive Compensation and Other Expenses

The Partnership’s management fee is calculated at an annual rate of 1.5% of total assets (excluding cash and cash equivalents) of TCPC on a consolidated basis as of the beginning of each quarter and is payable to the Investment Manager quarterly in arrears.

Incentive compensation is only paid to the extent that TCPC’s total performance exceeds a cumulative 8% annual return since January 1, 2013 (the “Total Return Hurdle”). The incentive compensation equals 20% of net investment income (reduced by preferred dividends) and 20% of net realized gains (reduced by any net unrealized losses), subject to the Total Return Hurdle. The incentive compensation is payable quarterly in arrears as an allocation and distribution to the General Partner and is calculated as the difference between cumulative incentive compensation earned since January 1, 2013 and cumulative incentive compensation paid since January 1, 2013. A reserve for incentive compensation is allocated to the account of the General Partner based on the amount of additional incentive compensation that would have been distributable to the General Partner assuming a hypothetical liquidation of TCPC and the Partnership at net asset value on the balance sheet date. At June 30, 2014, the General Partner’s equity interest in the Partnership was comprised entirely of a reserve amount of $1,602,199 as reflected in the Consolidated Statement of Changes in Net Assets.

The Partnership bears all expenses incurred in connection with its business, including fees and expenses of outside contracted services, such as custodian, administrative, legal, audit and tax preparation fees, costs of valuing investments, insurance costs, brokers’ and finders’ fees relating to investments, and any other transaction costs associated with the purchase and sale of investments.

4. Leverage

At June 30, 2014 and December 31, 2013, leverage was comprised of amounts outstanding under senior secured revolving credit facilities issued by the Partnership (the “Partnership Facility”) and TCPC Funding (the “TCPC Funding Facility,” and, together with the Partnership Facility, the “Revolving Facilities”) as well as amounts outstanding under a preferred leverage facility issued by the Partnership (the “Preferred Interests”), as follows:

	June 30, 2014	December 31, 2013
Partnership Facility	$45,000,000	$45,000,000
TCPC Funding Facility	100,000,000	50,000,000
Total Debt	$145,000,000	$95,000,000

Preferred Interests	134,000,000	134,000,000
Total Leverage	$279,000,000	$229,000,000

The combined weighted-average interest and dividend rates on total amounts outstanding under the leverage facilities at June 30, 2014 and December 31, 2013 were 1.64% and 1.38%, respectively.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2014

4. Leverage (continued)

Amounts outstanding under the Revolving Facilities are carried at cost in the Statement of Assets and Liabilities. As of June 30, 2014, the estimated fair value of the TCPC Funding Facility approximated its carrying value, and the Partnership Facility had an estimated fair value of $44,155,425. The estimated fair values of the Revolving Facilities are determined by discounting projected remaining payments using market interest rates for our borrowings and entities with similar credit risks at the measurement date. At June 30, 2014, the Revolving Facilities would be deemed to be Level 3 in the GAAP valuation hierarchy.

Partnership Facility

The Partnership Facility provides for amounts to be drawn up to $116 million, subject to certain collateral and other restrictions. The Partnership Facility matures on July 31, 2016. Most of the cash and investments held directly by the Partnership, as well as the net assets of TCPC Funding and the SBIC, are included in the collateral for the facility.

Advances under the Partnership Facility through July 31, 2014 bear interest at an annual rate equal to 0.44% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). Advances under the Partnership Facility for periods from July 31, 2014 through the maturity date of the facility will bear interest at an annual rate equal to 2.5% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.20% per annum on the unused portion of the facility, or 0.25% per annum when less than $46.4 million in borrowings are outstanding. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Partnership fail to satisfy certain financial or other covenants. As of June 30, 2014, the Partnership was in full compliance with such covenants.

TCPC Funding Facility

The TCPC Funding Facility, issued on May 15, 2013, provides for amounts to be drawn up to $200 million, subject to certain collateral and other restrictions. The TCPC Funding Facility matures on May 15, 2017, subject to extension by the lender at the request of TCPC Funding. The facility contains an accordion feature which allows for expansion of the facility up to $250 million subject to consent from the lender and other customary conditions. The cash and investments of TCPC Funding are included in the collateral for the facility.

As of June 30, 2014, borrowings under the TCPC Funding Facility bore interest at a rate of LIBOR plus 2.50% per annum. In connection with the extension and expansion of the facility on February 21, 2014, the interest rate was reduced to a rate of LIBOR plus 2.50% effective March 15, 2014.  In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.75% per annum on the unused portion of the facility, or 1.00% per annum when the unused portion is greater than 33% of the total facility. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding fail to satisfy certain financial or other covenants. As of June 30, 2014, TCPC Funding was in full compliance with such covenants.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2014

4. Leverage (continued)

Preferred Interests

At June 30, 2014, the Preferred Interests were comprised of 6,700 Series A preferred limited partner interests issued and outstanding with a liquidation preference of $20,000 per interest. The Preferred Interests accrue dividends at an annual rate equal to 0.85% plus either LIBOR or the interestholder’s cost of funds (subject to a cap of LIBOR plus 20 basis points). The Preferred Interests are redeemable at the option of the Partnership, subject to certain conditions. Additionally, under certain conditions, the Partnership may be required to either redeem certain of the Preferred Interests or repay indebtedness, at the Partnership’s option. Such conditions would include a failure by the Partnership to maintain adequate collateral as required by its credit facility agreement or by the Statement of Preferences of the Preferred Interests or a failure by the Partnership to maintain sufficient asset coverage as required by the 1940 Act. As of June 30, 2014, the Partnership was in full compliance with such requirements.

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk

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

The Consolidated Statement of Investments includes certain revolving loan facilities and other commitments held by the Partnership with unfunded balances at June 30, 2014 as follows:

Revolving Loan Facilities	$23,051,808
Delayed Draw Loans and Notes	19,827,496
Letters of Credit	9,379,246
Total Unfunded Commitments	$52,258,550

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2014

6. Related Parties

TCPC, the Partnership, TCPC Funding, the SBIC, the Investment Manager, the General Partner and their members and affiliates may be considered related parties. From time to time, the Partnership advances payments to third parties on behalf of TCPC which are reimbursable through deductions from distributions to TCPC. At June 30, 2014, no such amounts were outstanding. From time to time, the Investment Manager advances payments to third parties on behalf of the Partnership and receives reimbursement from the Partnership. At June 30, 2014, amounts reimbursable to the Investment Manager totaled $509,104, as reflected in the Consolidated Statement of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Partnership (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Partnership, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Partnership. For the six months ended June 30, 2014, expenses allocated pursuant to the Administration Agreements totaled $629,612. The Administrator waived reimbursement of all administrative expenses prior to January 1, 2013.

7.  Distributions

The Partnership’s distributions are recorded on the record date. The timing of distributions is determined by the General Partner, which has provided the Investment Manager with certain criteria for such distributions.

8. Subsequent Events

On August 1, 2014, TCPC closed a public offering of 5.4 million shares of its common stock at $17.33 per share for gross proceeds of approximately $93.6 million and net proceeds of $90.4 million, net of underwriter discounts and approximately $0.4 million of expenses related to the offering.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2014

9. Financial Highlights

The financial highlights with respect to the common limited partner are as follows:

Six Months Ended
June 30, 2014

Return on invested assets (1), (2)	5.9%

Gross return to common limited partner (1)	7.2%
Less: General Partner incentive allocation (1)	(1.4%)
Return to common limited partner (1), (3)	5.7%

Ratios to average common equity: (4), (5)
Net investment income	10.6%
Expenses	3.5%
Expenses and General Partner allocation	4.8%

Ending net assets attributable to common limited partner	$657,998,651
Portfolio turnover rate (1)	19.1%
Weighted-average debt outstanding	$127,856,354
Weighted-average interest rate on debt	1.9%

(1)	Not annualized.

(2)	Return on invested assets is a time-weighted, geometrically linked rate of return and excludes cash and cash equivalents.

(3)	Returns (net of dividends on the preferred equity facility, allocations to General Partner and Partnership expenses, including financing costs and management fees) are calculated on a monthly geometrically linked, time-weighted basis.

(4)	Net investment income and expenses annualized. General Partner allocation not annualized.

(5)	These ratios include interest expense but do not reflect the effect of dividends on the preferred equity facility.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Schedule of Changes in Investments in Affiliates (1) (Unaudited)

Six Months Ended June 30, 2014

Security	Acquisitions	Dispositions (2)	Dividends or Interest (3)
AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/16	$-	$-	$378,971
AGY Holding Corporation, Senior Secured 2nd Lien Notes, 11%, due 11/15/16	-	-	509,740
Anacomp, Inc., Class A Common Stock	-	-	-
EPMC HoldCo, LLC, Membership Units	-	(587,048)	-
ESP Holdings, Inc., Cumulative Preferred 15%	-	(2,489,100)	1,968,748
ESP Holdings, Inc., Common Stock	-	(2,955,297)	289,315
ESP Holdings, Inc., Junior Unsecured Subordinated Promissory Notes, 6% Cash + 10% PIK, due 12/31/19	-	(7,959,369)	205,175
Globecomm Systems Inc., Senior Secured 1st Lien Term Loan, LIBOR + 7.625%, 1.25% LIBOR Floor, due 12/11/18	-	(75,000)	668,556
KAGY Holding Company, Inc., Series A Preferred Stock	-	-	-
N510UA Aircraft Secured Mortgage, 20%, due 10/26/16	-	(47,264)	30,823
N512UA Aircraft Secured Mortgage, 20%, due 10/26/16	-	(46,248)	31,435
N536UA Aircraft Secured Mortgage, 16%, due 9/29/14	-	(108,844)	4,678
N545UA Aircraft Secured Mortgage, 16%, due 8/29/15	-	(72,175)	17,094
N585UA Aircraft Secured Mortgage, 20%, due 10/25/16	-	(392,795)	27,571
N659UA Aircraft Secured Mortgage, 12%, due 2/28/16	-	(546,206)	148,446
N661UA Aircraft Secured Mortgage, 12%, due 5/4/16	-	(529,708)	154,955
N510UA Equipment Trust Beneficial Interests	47,264	(17,956)	42,916
N512UA Equipment Trust Beneficial Interests	46,248	(17,662)	42,592
N536UA Equipment Trust Beneficial Interests	80,397	(467,756)	40,259
N545UA Equipment Trust Beneficial Interests	72,175	(23,768)	54,258
N585UA Equipment Trust Beneficial Interests	92,583	(536,863)	31,098
N913DL Aircraft Secured Mortgage, 8%, due 3/15/17	-	(41,134)	10,735
N918DL Aircraft Secured Mortgage, 8%, due 8/15/18	-	(36,413)	14,788
N954DL Aircraft Secured Mortgage, 8%, due 3/20/19	-	(41,833)	19,780
N955DL Aircraft Secured Mortgage, 8%, due 6/20/19	-	(40,241)	20,568
N956DL Aircraft Secured Mortgage, 8%, due 5/20/19	-	(40,910)	20,515
N957DL Aircraft Secured Mortgage, 8%, due 6/20/19	-	(40,592)	20,747
N959DL Aircraft Secured Mortgage, 8%, due 7/20/19	-	(40,278)	20,978
N960DL Aircraft Secured Mortgage, 8%, due 10/20/19	-	(39,684)	21,841
N961DL Aircraft Secured Mortgage, 8%, due 8/20/19	-	(40,643)	21,566
N976DL Aircraft Secured Mortgage, 8%, due 2/15/18	-	(42,269)	14,925
N913DL Equipment Trust Beneficial Interests	41,134	(47,016)	8,402
N918DL Equipment Trust Beneficial Interests	36,413	(44,668)	6,713
N954DL Equipment Trust Beneficial Interests	41,833	(53,876)	6,209
N955DL Equipment Trust Beneficial Interests	40,241	(53,218)	5,775
N956DL Equipment Trust Beneficial Interests	40,910	(53,952)	5,790
N957DL Equipment Trust Beneficial Interests	40,592	(53,728)	5,673
N959DL Equipment Trust Beneficial Interests	40,278	(53,508)	5,559
N960DL Equipment Trust Beneficial Interests	39,684	(53,338)	5,127
N961DL Equipment Trust Beneficial Interests	40,643	(54,274)	5,254
N976DL Equipment Trust Beneficial Interests	42,269	(51,280)	5,973
RM Holdco, LLC, Membership Units	-	-	-
RM Holdco, LLC, Subordinated Convertible Term Loan, 1.12% PIK, due 3/21/18	-	-	29,083
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 11%, due 3/19/16	171,723	(47,493)	204,293
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B, 12% Cash + 7% PIK, due 3/19/16	608,160	-	683,624
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B-1, 12% Cash + 7% PIK, due 3/19/16	198,627	-	222,963
RM OpCo, LLC, Convertible 1st Lien Term Loan Tranche B-1, 12% Cash + 7% PIK, due 3/21/16	127,300	-	142,835
United N659UA-767, LLC (N659UA)	546,206	(337,356)	201,124
United N661UA-767, LLC (N661UA)	529,708	(331,516)	201,973
Wasserstein Cosmos Co-Invest, L.P., Limited Partnership Units	-	-	-

Notes to Schedule of Changes in Investments in Affiliates:

(1)	The issuers of the securities listed on this schedule are considered affiliates under the Investment Company Act of 1940 due to the ownership by the Partnership of 5% or more of the issuers' voting securities.

(2)	Dispositions include sales, paydowns, mortgage amortizations, and aircraft depreciation.

(3)	Also includes fee and lease income as applicable.

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

 Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

June 30, 2014

Investment	Acquisition Date

AIP/IS Holdings, LLC, Membership Units	Var. 2009 & 2010
Avanti Communications Group, PLC, Senior Secured Notes, 10%, due 10/1/19	9/26/13
BPA Laboratories, Inc., Senior Secured Notes, 12.25%, due 4/1/17	3/5/12
Caribbean Financial Group, Senior Secured Notes, 11.5%, due 11/15/19	10/19/12
Carolina Beverage Group, LLC, Secured Notes, 10.625%, due 8/1/18	7/26/13
Constellation Enterprises, LLC, Senior Secured 1st Lien Notes, 10.625%, due 2/1/16	1/20/11
Findly Talent, LLC, Membership Units	1/1/14
Flight Options Holdings I, Inc., Warrants to Purchase Common Stock	12/4/13
Hunt Companies, Inc., Senior Secured Notes, 9.625%, due 3/1/21	2/25/14
Integra Telecom, Inc., Common Stock	11/19/09
Integra Telecom, Inc., Warrants	11/19/09
Iracore International, Inc., Senior Secured Notes, 9.5%, due 6/1/18	5/8/13
Magnolia Finance V plc, Asset-Backed Credit Linked Notes, 13.125%, due 8/2/21	8/1/13
Marsico Holdings, LLC Common Interest Units	9/10/12
Precision Holdings, LLC, Class C Membership Interests	Var. 2010 & 2011
Shop Holdings, LLC, Convertible Promissory Note, 5%, due 8/5/15	2/5/14
Shop Holding, LLC, Class A Units	6/2/11
Shop Holding, LLC, Warrants to Purchase Class A Units	6/2/11
SiTV, Inc., Senior Secured Notes, 10.375%, due 7/1/19	6/18/14
SiTV, Inc., Warrants to Purchase Common Stock	8/3/12
SLS Breeze Intermediate Holdings, Inc., Warrants to Purchase Common Stock	9/25/13
STG-Fairway Holdings, LLC, Class A Units	12/30/10
The Telx Group, Inc., Senior Notes, 13.5% PIK, due 7/9/21	4/9/14
Trade Finance Funding I, Ltd., Secured Class B Notes, 10.75%, due 11/13/18	11/13/13
V Telecom Investment S.C.A, Common Shares	11/9/12

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

Overview

The Partnership is a Delaware limited partnership formed on July 31, 2006 and is an externally managed, closed-end, non-diversified management investment company. On April 2, 2012, we elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) (the “Conversion”). The Partnership’s investment objective is to seek to achieve high total returns through current income and capital appreciation, with an emphasis on principal protection. The Partnership invests primarily in the debt of middle-market companies and small businesses, including senior secured loans, junior loans, mezzanine debt and bonds, either directly or in one of its wholly-owned subsidiaries, TCPC Funding I, LLC (“TCPC Funding”) and TCPC SBIC, LP (the “SBIC”). Such investments may include an equity component, and, to a lesser extent, the Partnership may make equity investments directly. TCP Capital Corp. (“TCPC”) owns 100% of the common limited partner interests of the Partnership. TCPC has also elected to be treated as a BDC under the 1940 Act. The General Partner of the Partnership is SVOF/MM, LLC (“SVOF/MM”), which also serves as the administrator (“Administrator”) of TCPC and the Partnership. The managing member of SVOF/MM is Tennenbaum Capital Partners, LLC (the “Advisor”), which serves as the investment manager to both TCPC and the Partnership. Most of the equity interests in the General Partner are owned directly or indirectly by the Advisor and its employees. The Partnership has elected to be treated as a partnership for U.S. federal income tax purposes.

The SBIC was organized as a Delaware limited partnership in June 2013. On April 22, 2014, the SBIC received a license from the United States Small Business Administration (the “SBA”) to operate as a small business investment company under the provisions of Section 301(c) of the Small Business Investment Act of 1958.

Our leverage program is comprised of $116 million in available debt under a senior secured revolving credit facility issued by the Partnership (the “Partnership Facility”), $200 million in available debt under a senior secured revolving credit facility issued by TCPC Funding (the “TCPC Funding Facility,” and, together with the Partnership Facility, the “Revolving Facilities”), $75 million in committed leverage from the SBA (the “SBA Program”), and $134 million of outstanding preferred limited partner interests in the Partnership (the “Preferred Interests,” and, together with the Revolving Facilities and the SBA Program, the “Leverage Program”).

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of June 30, 2014, 86.9% of our total assets were invested in qualifying assets.

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

The valuation process adopted by our board of directors with respect to investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value is as follows:

·	The investment professionals of the Advisor provide recent portfolio company financial statements and other reporting materials to independent valuation firms approved by our board of directors.

·	Such firms evaluate this information along with relevant observable market data to conduct independent appraisals each quarter, and their preliminary valuation conclusions are documented and discussed with senior management of the Advisor.

·	The fair value of smaller investments comprising in the aggregate less than 5% of our total capitalization may be determined by the Advisor in good faith in accordance with our valuation policy without the employment of an independent valuation firm.

·	The audit committee of the board of directors discusses the valuations, and the board of directors approves the fair value of the investments in our portfolio in good faith based on the input of the Advisor, the respective independent valuation firms (to the extent applicable) and the audit committee of the board of directors.

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

As of June 30, 2014, 0.1% of our investments were categorized as Level 1, 25.8% were categorized as Level 2, 73.4% were Level 3 investments valued based on valuations by independent third party sources, and 0.7% were Level 3 investments valued based on valuations by the Advisor.

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

Portfolio and investment activity

During the three months ended June 30, 2014, we invested approximately $168.6 million across 9 new and 5 existing portfolio companies. Of these investments, 100% were in senior secured debt comprised of senior loans ($157.1 million, or 93% of the total) and senior secured notes ($11.5 million, or 7% of the total). Additionally, we received approximately $87.9 million in proceeds from sales or repayments of investments during the three months ended June 30, 2014.

During the six months ended June 30, 2014, we invested approximately $279.0 million across 17 new and 8 existing portfolio companies. Of these investments, 99.9% were in senior secured debt comprised of senior loans ($242.8 million, or 87.0% of the total) and senior secured notes ($36.0 million, or 12.9% of the total). The remaining $0.2 million (0.1% of the total) were comprised of two equity investments and PIK payments received on investments in unsecured debt. Additionally, we received approximately $155.4 million in proceeds from sales or repayments of investments during the six months ended June 30, 2014.

At June 30, 2014, our investment portfolio of $894.7 million (at fair value) consisted of 74 portfolio companies and was invested 97% in debt investments, of which 99.9% was in senior secured debt and 0.1% in subordinated debt. In aggregate, our investment portfolio was invested 81% in senior secured loans, 16% in senior secured notes, less than 1% in subordinated debt, and 3% in equity investments. Our average portfolio company investment at fair value was approximately $12.1 million. Our largest portfolio company investment by value was approximately $30.6 million and our five largest portfolio company investments by value comprised approximately 13% of our portfolio at June 30, 2014. At December 31, 2013, our investment portfolio of $766.3 million (at fair value) consisted of 67 portfolio companies and was invested 95% in debt investments, of which 98% was in senior secured debt and 2% in unsecured or subordinated debt. In aggregate, our investment portfolio was invested 76% in senior secured loans, 17% in senior secured notes, 2% in unsecured or subordinated debt, and 5% in equity investments. Our average portfolio company investment at fair value was approximately $11.4 million. Our largest portfolio company investment by value was approximately $21.3 million and our five largest portfolio company investments by value comprised approximately 13% of our portfolio at December 31, 2013.

The industry composition of our portfolio at fair value at June 30, 2014 was as follows:

Percent of Total
Industry	Investments
Computer Systems Design and Related Services	10.6%
Software Publishers	10.0%
Radio and Television Broadcasting	3.7%
Wireless Telecommunications	3.5%
Newspaper, Periodical, Book, and Directory Publishers	3.5%
Scheduled Air Transportation	3.1%
Nondepository Credit Intermediation	2.9%
Basic Chemical Manufacturing	2.8%
Wired Telecommunications Carriers	2.7%
General Medical and Surgical Hospitals	2.3%
Chemical Manufacturing	2.3%
Other Information Services	2.2%
Nonscheduled Air Transportation	2.2%
Communications Equipment Manufacturing	2.2%
Scientific Research and Development Services	2.1%
Gaming Industries	2.0%
Retail	2.0%
Advertising, Public Relations, and Related Services	2.0%
Business Support Services	1.9%
Activities Related to Real Estate	1.9%
Electrical Equipment and Component Manufacturing	1.8%
Full-Service Restaurants	1.8%
Lessors of Nonfinancial Intangible Assets	1.8%
Textile Furnishings Mills	1.8%
Motion Picture and Video Industries	1.7%
Structured Note Funds	1.7%
Cut and Sew Apparel Manufacturing	1.6%
Plastics Products Manufacturing	1.6%
Other Telecommunications	1.6%
Oil and Gas Extraction	1.6%
Lessors of Real Estate	1.5%
Grocery Stores	1.4%
Financial Investment Activities	1.4%
Insurance Carriers	1.3%
Electric Power Generation, Transmission and Distribution	1.3%
Artificial Synthetic Fibers and Filaments Manufacturing	1.2%
Satellite Telecommunications	1.2%
Merchant Wholesalers	1.0%
Computer Equipment Manufacturing	1.0%
Other	5.8%
Total	100.0%

 The weighted average effective yield of the debt securities in our portfolio was 10.7% at June 30, 2014 and 10.9% at December 31, 2013. The weighted average effective yields on our senior debt and other debt investments were 10.7% and 5.7%, respectively, at June 30, 2014, versus 10.9% and 13.1% at December 31, 2013.

 At June 30, 2014, 77.0% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 23.0% bore interest at fixed rates. The percentage of our floating rate debt investments that bore interest based on an interest rate floor was 89.0% at June 30, 2014. At December 31, 2013, 71.2% of our debt investments bore interest based on floating rates, and 28.8% bore interest at fixed rates. The percentage of our floating rate debt investments that bore interest based on an interest rate floor was 92.1% at December 31, 2013.

Results of operations

Investment income

Investment income totaled $24.6 million and $14.5 million, respectively, for the three months ended June 30, 2014 and 2013, of which $23.9 million and $13.8 million were attributable to interest and fees on our debt investments and $0.7 million and $0.7 million to other income, respectively. The increase in investment income in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 reflects an increase in interest income due to the larger investment portfolio and a higher percentage of the portfolio in income-producing assets in the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Investment income totaled $47.3 million and $31.3 million, respectively, for the six months ended June 30, 2014 and 2013, of which $43.7 million and $30.2 million were attributable to interest and fees on our debt investments, $2.0 million and $0.0 million to dividends from equity securities, and $1.6 million and $1.1 million to other income, respectively. The increase in investment income in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 reflects an increase in interest income due to the larger investment portfolio and a higher percentage of the portfolio in income-producing assets in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 and an increase in dividend income and other income.

Expenses

Total operating expenses for the three months ended June 30, 2014 and 2013 were $5.5 million and $2.6 million, respectively, comprised of $3.1 million and $1.9 million in base management fees, $0.3 million and $0.0 million in legal and professional fees, $1.0 million and $0.2 million in interest expense and fees related to the Revolving Facilities and convertible debt, $0.4 million and $0.1 million in amortization of debt issuance costs, and $1.0 million and $0.4 million in other expenses, respectively. The increase in expenses in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily reflects the increase in management fees due to the larger portfolio and the increase in interest expense and other costs related to the increase in available and outstanding debt.

 Total operating expenses for the six months ended June 30, 2014 and 2013 were $9.9 million and $5.3 million, respectively, comprised of $6.0 million and $3.9 million in base management fees, $0.4 million and $0.1 million in legal and professional fees, $1.6 million and $0.4 million in interest expense and fees related to the Revolving Facilities, $0.8 million and $0.2 million in amortization of debt issuance costs, and $1.1 million and $0.7 million in other expenses, respectively. The increase in expenses in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily reflects the increase in management fees due to the larger portfolio and the increase in interest expense and other costs related to the increase in available and outstanding debt.

Net investment income

Net investment income was $19.1 million and $11.9 million, respectively, for the three months ended June 30, 2014 and 2013. The increase in in net investment income in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily reflects the increased interest income in the three months ended June 30, 2014, partially offset by the increase in expenses.

Net investment income was $37.4 million and $26.0 million, respectively, for the six months ended June 30, 2014 and 2013. The increase in in net investment income in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily reflects the increased interest and dividend income in the six months ended June 30, 2014, partially offset by the increase in expenses.

Net realized and unrealized gain or loss

Net realized gains (losses) for the three months ended June 30, 2014 and 2013 were $0.9 million and $(4.1) million, respectively. The net realized loss during the three months ended June 30, 2013 was primarily due to a charge on the recapitalization of AGY, a transaction in which we received both new debt and preferred equity in a deleveraged company. The initial AGY investment was part of our legacy distressed debt strategy and has generated substantial cash interest income. For the three months ended June 30, 2014 and 2013, the change in net unrealized depreciation was $(3.9) million and $4.8 million, respectively. The change in net unrealized depreciation for the three months ended June 30, 2014 was primarily due to an investment made prior to our initial public offering as part of our legacy distressed strategy and which has yielded significant income for many years. The Company also had an unrealized mark to market adjustment on certain of our United Airlines aircraft. The change in net unrealized depreciation for the three months ended June 30, 2013 was primarily due to the reversal of unrealized depreciation from the recapitalization of AGY.

Net realized gains (losses) for the six months ended June 30, 2014 and 2013 were $(5.9) million and $(3.6) million, respectively. The net realized loss during the six months ended June 30, 2014 was due primarily to the disposition of our investment in ESP Holdings, Inc., an investment made prior to our initial public offering as part of our legacy distressed strategy and which has generated substantial cash interest income. For the six months ended June 30, 2014 and 2013, the change in net unrealized appreciation was $8.0 million and $6.6 million, respectively. The change in net unrealized depreciation for the six months ended June 30, 2014 and June 30, 2014 were primarily due to reversals of prior period unrealized depreciation.

Dividends to preferred limited partners

Dividends on the Preferred Interests for the three months ended June 30, 2014 and 2013 were $0.4 million and $0.4 million, respectively, as average LIBOR rates for the two periods were similar. Dividends on the Preferred Interests for the six months ended June 30, 2014 and 2013 were $0.7 million and $0.8 million, respectively, as average LIBOR rates for the two periods were similar.

Net increase or decrease in net assets allocable to common limited and general partners resulting from operations

The net increase in net assets resulting from operations was $15.8 million and $12.2 million for the three months ended June 30, 2014 and 2013, respectively. The higher net increase in net assets resulting from operations during the three months ended June 30, 2014 is primarily due to the increase in net investment income, partially offset by the net realized and unrealized loss during the three months ended June 30, 2014 compared to the net realized and unrealized gain during the three months ended June 30, 2013. The net increase in net assets resulting from operations was $38.8 million and $28.3 million for the six months ended June 30, 2014 and 2013, respectively. The higher net increase in net assets resulting from operations during the six months ended June 30, 2014 is primarily due to the increase in net investment income.

Liquidity and capital resources

Since our inception, our liquidity and capital resources have been generated primarily through contributions from the common limited partner of the Partnership (which came from the initial private placement of common shares of Special Value Continuation Fund, LLC (TCPC’s predecessor entity) which were subsequently converted to common stock of TCPC), the net proceeds from the initial and secondary public offerings of TCPC, borrowings under on our Leverage Program, and cash flows from operations, including investments sales and repayments and income earned from investments and cash equivalents. The primary uses of cash have been investments in portfolio companies, cash distributions to our equity holders, payments to service our Leverage Program and other general corporate purposes.

Amounts outstanding and available under the combined Leverage Program at June 30, 2014 were as follows:

	Rate *	Carrying Value	Available	Total Capacity
Partnership Facility	L+44	$45,000,000	$71,000,000	$116,000,000
TCPC Funding Facility	L+250	100,000,000	100,000,000	200,000,000
SBA Program	TBD	-	75,000,000	75,000,000
Preferred Interests	L+85	134,000,000	-	134,000,000
Total Leverage Program		$279,000,000	$246,000,000	$525,000,000

* Based on either LIBOR or the lender’s cost of funds, subject to certain limitations.

Net cash used in operating activities during the six months ended June 30, 2014 was $109.9 million. Our primary use of cash in operating activities during this period consisted of the settlement of acquisitions of investments (net of dispositions) of $140.8 million, partially offset by net investment income less preferred dividends and incentive allocation (net of non-cash income and expenses) of approximately $30.9 million.

Net cash provided by financing activities was $116.3 million during the six months ended June 30, 2014, consisting primarily of $104.6 million in contributions from TCPC resulting from its offering of convertible notes on June 11, 2014, and $50.0 million of net borrowings, reduced by $29.0 million of distributions to TCPC, $6.8 million in distributions of incentive compensation to the General Partner, $0.7 million in dividends on the Preferred Interests, and payment of $1.8 million in debt issuance costs.

At June 30, 2014, we had $29.4 million in cash and cash equivalents.

The Revolving Facilities are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 200% of total assets (less total liabilities other than indebtedness) to the sum of total preferred equity and indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the Revolving Facilities, and may therefore impact our ability to borrow under the Revolving Facilities. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt or require redemption of the Preferred Interests, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At June 30, 2014, we were in compliance with all financial and operational covenants required by the Leverage Program.

Unfavorable economic conditions, while potentially creating attractive opportunities for us, may decrease liquidity and raise the cost of capital generally, which could limit our ability to renew, extend or replace the Leverage Program on terms as favorable as are currently included therein. If we are unable to renew, extend or replace the Leverage Program upon the various dates of maturity, we expect to have sufficient funds to repay the outstanding balances in full from our net investment income and sales of, and repayments of principal from, our portfolio company investments, as well as from anticipated debt and equity capital raises, among other sources. Unfavorable economic conditions may limit our ability to raise capital or the ability of the companies in which we invest to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The Partnership Facility and the TCPC Funding facility mature in July 2016 and May 2017, respectively, and the Preferred Interests will be subject to mandatory redemption in July 2016. Any inability to renew, extend or replace the Leverage Program could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

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

The following table summarizes our distributions to our common limited partner for the six months ended June 30, 2014 and June 30, 2013:

Date Declared	Total Amount
March 6, 2014	$13,785,196
May 7, 2014	15,222,656
Total for six months ended June 30, 2014	$29,007,852

March 7, 2013	$9,823,476
May 8, 2013	9,988,390
Total for six months ended June 30, 2013	$19,811,866

Distributions to the General Partner

TCPC’s performance during the six months ended June 30, 2014 exceeded the total return threshold; accordingly, incentive compensation of $7.1 million and $5.2 million for the six months ended June 30, 2014 and June 30, 2013 respectively was distributable to the General Partner. We also allocated a reserve amount of $1.6 million and $0.3 million to the account of the General Partner at June 30, 2014 and June 30, 2013 respectively based on the amount of the additional incentive compensation which would have been distributable to the General Partner had TCPC and the Partnership liquidated at net asset value at June 30, 2014 and June 30, 2013 respectively.

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

Recent Developments

From July 1, 2014 through August 5, 2014, the Operating Company has invested approximately $99.2 million in seven senior secured loans with a combined effective yield of approximately 11.3%.

On August 1, 2014, TCPC closed a public offering of 5.4 million shares of its common stock at $17.33 per share for gross proceeds of approximately $93.6 million and net proceeds of $90.4 million, net of underwriter discounts and approximately $0.4 million of expenses related to the offering.

On August 7, 2014, TCPC’s board of directors declared a third quarter cash dividend of $0.36 per share payable on September 30, 2014 to stockholders of record as of the close of business on September 16, 2014.

Item 3:     Quantitative and qualitative disclosure about market risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2014, 77.0% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At June 30, 2014, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 89.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our June 30, 2014 balance sheet, the following table shows the annual impact on net income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest income	Interest Expense	Net Income
Up 300 basis points	$14,881,166	$(8,370,000)	$6,511,166
Up 200 basis points	8,158,593	(5,580,000)	2,578,593
Up 100 basis points	1,802,700	(2,790,000)	(987,300)
Down 100 basis points	(253,060)	644,211	391,151
Down 200 basis points	(253,060)	644,211	391,151
Down 300 basis points	(253,060)	644,211	391,151

Item 4.	Controls and Procedures

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

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of June 30, 2014, we are currently not a party to any pending material legal proceedings.

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

Date: August 7, 2014
	By:	/s/ Howard M. Levkowitz
	Name:	Howard M. Levkowitz
	Title:	Chief Executive Officer

Date: August 7, 2014
	By:	/s/ Paul L. Davis
	Name:	Paul L. Davis
	Title:	Chief Financial Officer

