Form 10-K/A
period 2014-12-31
Special Value Continuation Partners, LP
filed 2015-04-30
CIK 1370754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Original Filing”), which was filed with the Securities and Exchange Commission on March 10, 2014, is to amend Part III of the Original Filing to include information that was inadvertently incorporated by reference to TCP Capital Corp., our parent company. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment No. 1 includes currently dated certifications from the Registrant’s Chief Executive Officer and Chief Financial Officer. No other items of the Original Filing are being amended hereby.

PART III

Item 10.            Directors, Executive Officers and Corporate Governance

INFORMATION ABOUT THE DIRECTORS

Certain information with respect to the directors of the Special Value Continuation Partners, LP (the “Partnership”) is set forth below, including their names, ages, a brief description of their recent business experience, including present occupations and employment, certain directorships that each person holds, and the year in which each person became a Director. Each member of the Board of Directors of the Partnership is a member of the Board of Directors of TCP Capital Corp. (“TCPC”). Pursuant to the Investment Company Act of 1940 (the “1940 Act”), holders of preferred limited partner interests of the Partnership are entitled to elect two members of the Board of Directors of the Partnership. On February 24, 2015, the Board of Directors of SVCP identified Howard M. Levkowitz and Rajneesh Vig as Directors eligible to be elected by holders of Preferred Interests. On February 27, 2015, the holders of Preferred Interests elected each of Howard M. Levkowitz and Rajneesh Vig.

The 1940 Act requires that our Board of Directors consist of at least a majority of independent directors. Under the 1940 Act, in order for a director to be deemed independent, he or she, among other things, generally must not: own, control or hold power to vote, 5% or more of the voting securities; control the Partnership or an investment advisor or principal underwriter to the Partnership; be an officer, director or employee of the Partnership or of an investment advisor or principal underwriter to the Partnership; be a member of the immediate family of any of the foregoing persons; knowingly have a direct or indirect beneficial interest in, or be designated as an executor, guardian or trustee of an interest in, any security issued by an investment advisor or principal underwriter to the Partnership or any parent company thereof; be a partner or employee of any firm that has acted as legal counsel to the Partnership or an investment advisor or principal underwriter to the Partnership during the last two years; or have certain relationships with a broker-dealer or other person that has engaged in agency transactions, principal transactions with, lent money or other property to, or distributed shares on behalf of, the Partnership.

The Board of Directors, in connection with the 1940 Act, has considered the independence of members of the Board of Directors who are not employed by the Advisor and has concluded that Eric J. Draut, Franklin R. Johnson and Peter E. Schwab are not “interested persons” as defined by the 1940 Act and therefore qualify as independent directors under the standards promulgated by the 1940 Act. In reaching this conclusion, the Board of Directors concluded that Messrs. Draut, Johnson and Schwab had no relationships with the Tennenbaum Capital Partners, LLC (the “Advisor”) or any of its affiliates, other than their positions as directors of the Partnership and other than, if applicable, investments in us or other private funds managed by the Advisor that are on the same terms as those of other stockholders and investors.

Each director has been nominated for election as a director to serve as a director of TCPC and the Partnership until the 2016 Annual Meeting of Stockholders of TCPC, or until his successor is duly elected and qualifies. None of the independent directors has been proposed for election pursuant to any agreement or understanding with any other director or the Partnership. The Partnership has entered into an investment advisory agreement with the Advisor. Messrs. Levkowitz and Vig are each a managing partner of the Advisor. In addition, pursuant to the terms of an administration agreement, the SVOF/MM, LLC (the “General Partner”) provides, or arranges to provide, the Partnership with the office facilities and administrative services necessary to conduct our day-to-day operations. The General Partner is controlled by the Advisor and its affiliates.

Biographical Information

Name, Address and Age	Position(s) Held with Fund	Term of Office and Length of Time Served	Principal Occupation(s) During Past Five Years	Number of Advisor- Advised Registered Investment Companies (“RICs”) Consisting of Investment Portfolios (“Portfolios”) Overseen*	Other Public Company or Investment Company Directorships Held by Director**
Non-Interested Directors

Eric J. Draut 2951 28th Street, Suite 1000, Santa Monica, California 90405 Age: 57	Director, Audit Committee Chair, Governance and Compensation Committee Member and Joint Transactions Committee Member	2015; 2011 to present	From 2011 to present, Director, Audit Committee Chairman, Governance and Compensation Committee Member and Joint Transactions Committee Member. In February 2015, Mr. Draut was appointed to the Board of Thrivent Financial for Lutherans (a Fortune 500 Financial Services Company) and serves on the Finance and Audit Committees of the Board. In February 2015, Mr. Draut was also appointed to the Board of Holy Family Ministries, operator of Holy Family School. From 2001 to 2010 Mr. Draut was Executive Vice President, Chief Financial Officer and a Director of Unitrin Inc. (renamed Kemper Corporation in 2011). From 2006 to 2008, he was Treasurer and Director of Lutheran Social Services of Illinois. From 2008 to 2010 and again from 2014 to present, Mr. Draut was and is Chairman of the Board of Lutheran Social Services of Illinois. From 2012 to 2014, Mr. Draut was Executive Chairman of the Board of Lutheran Social Services of Illinois. From 2007 to 2008, Mr. Draut was Co-Chair of the Finance Committee of the Executive Club of Chicago. From 2004 to 2012, Mr. Draut was a member of the Steering Committee for the Office of Risk Management and Insurance Research at the University of Illinois at Urbana-Champaign. Also, from 2008 to September 2013, Mr. Draut was a Director of Intermec, Inc., where he served as Chairman of the Audit Committee.	2 RICs consisting of 1 Portfolio	None.

Name, Address and Age	Position(s) Held with Fund	Term of Office and Length of Time Served	Principal Occupation(s) During Past Five Years	Number of Advisor- Advised Registered Investment Companies (“RICs”) Consisting of Investment Portfolios (“Portfolios”) Overseen*	Other Public Company or Investment Company Directorships Held by Director**
Franklin R. Johnson 2951 28th Street, Suite 1000, Santa Monica, California 90405 Age: 78	Director, Governance and Compensation Committee Chair, Audit Committee Member and Joint Transactions Committee Member	2015; 2006 to present	Since inception, Director, and from 2011 Chairman of the Governance and Compensation Committee, Audit Committee Member and Joint Transactions Committee Member. Until 2014, Mr. Johnson served on the board of directors and nominating and governance committee of Reliance Steel & Aluminum Co., where he also served as chair of the audit committee. Until July of 2006, he served as a director and chair of the audit committee of Special Value Opportunities Fund, LLC, a registered investment company managed by the Advisor. Before becoming a business consultant in 2000, he was Chief Financial Officer of Rysher Entertainment, a producer and distributor of theatrical films and television programming and syndicator of television programming, where he worked for three years. Prior to that, he was at Price Waterhouse, an international public accounting and consulting firm where he was the Managing Partner of their Century City office and Managing Partner of their Entertainment and Media Practice.	2 RICs consisting of 1 Portfolio	None.

Name, Address and Age	Position(s) Held with Fund	Term of Office and Length of Time Served	Principal Occupation(s) During Past Five Years	Number of Advisor- Advised Registered Investment Companies (“RICs”) Consisting of Investment Portfolios (“Portfolios”) Overseen*	Other Public Company or Investment Company Directorships Held by Director**
Peter E. Schwab 2951 28th Street, Suite 1000, Santa Monica, California 90405 Age: 71	Director, Governance and Compensation Committee Member, Audit Committee Member and Joint Transactions Committee Member	2015; 2012 to present	From 2012 to present, Director, Governance and Compensation Committee Member, Audit Committee Member and Joint Transactions Committee Member. Mr. Schwab currently serves on the board of advisors for the Entrepreneurial Studies Center at the University of California, Los Angeles School of Business, is a board member for the Cardiovascular Research Foundation of Southern California, a board member of Gibraltar Business Capital, a board member of West Coast Sports Associates and a board member of Brentwood Country Club. Mr. Schwab has 39 years of experience in the asset-based lending industry, most recently as chairman and chief executive officer of Wells Fargo Capital Finance, a unit of Wells Fargo & Company. Prior to joining Wells Fargo Capital Finance (and its predecessor firm Foothill Capital Corporation), he was vice president of business development with Aetna Business Credit (now known as Barclays American Business Credit). He started his career as business development officer at the National Acceptance Company of California.	2 RICs consisting of 1 Portfolio	Rexford Industrial Realty, Inc.

Name, Address and Age	Position(s) Held with Fund	Term of Office and Length of Time Served	Principal Occupation(s) During Past Five Years	Number of Advisor- Advised Registered Investment Companies (“RICs”) Consisting of Investment Portfolios (“Portfolios”) Overseen*	Other Public Company or Investment Company Directorships Held by Director**
Interested Directors†

Howard M. Levkowitz 2951 28th Street, Suite 1000, Santa Monica, California 90405 Age: 47	Director and Chief Executive Officer	2015; 2006 to present	Since inception, Mr. Levkowitz has been a Director and the President of the Partnership. In 2012, Mr. Levkowitz became Chief Executive Officer and was succeeded as President, a position he held from inception through February 2012, by Rajneesh Vig. Mr. Levkowitz serves as executive officer of 12 other consolidated funds managed by the Advisor and is Chairman of the Advisor’s Management Committee. From 1999 to 2004 he was a Portfolio Manager at the Advisor. From 2005 to present, he has been a Managing Partner at the Advisor.	5 RICs consisting of 3 Portfolios	None.

Rajneesh Vig 2951 28th Street, Suite 1000, Santa Monica, California 90405 Age: 43	Director; President and Chief Operating Officer	2015; 2012 to present (President); 2013 to present (Director and Chief Operating Officer)	In 2013, Mr. Vig became a Director and the Chief Operating Officer of the Partnership. In 2012, Mr. Vig became President of the Partnership. Mr. Vig is also as an executive officer of seven other consolidated funds managed by the Advisor. Since 2011, Mr. Vig has been a Managing Partner of the Advisor. From 2009 to 2010, he was a Partner of the Advisor. From 2006 to 2008, he was a Managing Director of the Advisor. Since 2007, Mr. Vig has been a Director of Dialogic Inc., and its predecessor entity, Dialogic Corporation.	None.	None.

Name, Address and Age	Position(s) Held with Fund	Term of Office and Length of Time Served	Principal Occupation(s) During Past Five Years	Number of Advisor- Advised Registered Investment Companies (“RICs”) Consisting of Investment Portfolios (“Portfolios”) Overseen*	Other Public Company or Investment Company Directorships Held by Director**
Executive officers who are not directors

Paul L. Davis 2951 28th Street, Suite 1000, Santa Monica, California 90405 Age: 41	Chief Financial Officer	N/A; 2008 to present	Mr. Davis has been the Chief Financial Officer of the Partnership since 2008. From 2004 to August 2008, Mr. Davis was Chief Compliance Officer and Vice President of Finance at the Advisor; from August 2010 to present, he has been Chief Financial Officer of the Advisor and Mr. Davis is Chief Financial Officer of 12 other consolidated funds managed by the Advisor.	N/A	N/A

Elizabeth Greenwood 2951 28th Street, Suite 1000, Santa Monica, California 90405 Age: 51	Secretary and Chief Compliance Officer	N/A; 2007 to present as Secretary; 2008 to present as Chief Compliance Officer	Ms. Greenwood became Secretary of the Partnership in 2007 and Chief Compliance Officer of the Partnership in 2008. From 2005 to 2006, she was General Counsel and Chief Compliance Officer at Strome Investment Management, LLC; from 2007 to 2008, she was Associate General Counsel at the Advisor; from 2008 to present, she has been General Counsel of the Advisor; from August 2008 to present, she has been Chief Compliance Officer of the Advisor and Ms. Greenwood is Secretary and Chief Compliance Officer of 12 other consolidated funds managed by the Advisor.	N/A	N/A

Todd Jaquez-Fissori 2951 28th Street, Suite 1000, Santa Monica, California 90405 Age: 44	Managing Director	N/A; 2014 to present	Mr. Jaquez-Fissori became Managing Director of the Partnership and the Advisor in April 2014. Prior to April 2014, Mr. Jaquez-Fissori served as a senior managing director and group head of the energy technology group of Hercules Technology Growth Capital. Mr. Jaquez-Fissori served as a director at TriplePoint Capital from February 2008 to December 2008 and was the general partner in charge of clean technology investing at Siemens Venture Capital from March 2004 to February 2008. Prior to working at Siemens Venture Capital, Mr. Jaquez-Fissori served as a principal at Boulder Ventures from March 2000 to March 2004.

*	For purposes of this chart, “RICs” refers to registered investment companies and business development companies, and “Portfolios” refers to the investment programs of the Partnership and TCPC. Some of the RICs have the same investment program because they invest through a master-feeder structure, which results in the smaller number of Portfolios than RICs.

**	Directorships disclosed under this column do not include directorships disclosed under the column “Principal Occupation(s) During Past Five Years.”

†	Messrs. Levkowitz and Vig are “interested persons” (as defined in the 1940 Act) of the Partnership by virtue of their current position with the Advisor.

Audit Committee.  Our Board of Directors currently has three committees: an Audit Committee, a Governance and Compensation Committee and a Joint Transaction Committee. The Audit Committee operates pursuant to a charter approved by our Board of Directors and met nine times during the fiscal year ended December 31, 2014. The Audit Committee currently holds regular meetings on a quarterly basis and special meetings as needed. The charter sets forth the responsibilities of the Audit Committee and can be accessed at http://investors.tcpcapital.com/governance.cfm. The primary function of the Audit Committee is to serve as an independent and objective party to assist the Board of Directors in fulfilling its responsibilities for overseeing all material aspects of our accounting and financial reporting processes, monitoring the independence and performance of our independent registered public accounting firm, providing a means for open communication among our independent accountants, financial and senior management and the Board, and overseeing our compliance with legal and regulatory requirements. The Audit Committee is presently composed of Messrs. Draut (Chairperson), Johnson and Schwab, each of whom is considered independent for purposes of the 1940 Act and The Nasdaq Global Select Market listing standards. Our Board of Directors has determined that each member of our Audit Committee is an “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K of the Securities Exchange Act of 1934. In addition, each member of our Audit Committee meets the current independence and experience requirements of Rule 10A-3 of the Securities Exchange Act of 1934 and, in addition, is not an “interested person” of the Company or of the Advisor as defined in Section 2(a)(19) of the 1940 Act.

Code of Ethics

We and the Advisor have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. Our codes of ethics generally do not permit investments by our employees in securities that may be purchased or held by us. You may read and copy these codes of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330. In addition, each code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also access the codes of ethics by going to our website at http://investors.tcpcapital.com/.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our directors and executive officers, and any persons holding more than 10% of our common limited partner interests, are required to report their beneficial ownership and any changes therein to the Commission and us. Specific due dates for those reports have been established, and we are required to report herein any failure to file such reports by those due dates.

TCPC owns, and has owned during the entire fiscal year ended December 31, 2014, 100% of our common limited partner interests, and therefore no forms were required to be filed pursuant to Section 16(a).

Item 11.            Executive Compensation

None of the officers receive compensation from the Partnership. The compensation of the officers is paid by the Advisor or through distributions from the General Partner. A portion of such compensation may be reimbursed by TCPC or the Partnership for the cost to the Advisor or the General Partner of services rendered by him or her on behalf of TCPC and the Partnership.

Item 12.            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

TCPC owns 100% of the common limited partner interests of the Partnership. The following table sets forth, as of March 23, 2015, certain ownership information with respect to the Partnership’s limited partner interests for those persons who may, insofar as is known to us, directly or indirectly own, control or hold the power to vote, 5% or more of any class of our voting securities.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

5% or more holders

Common Limited Partner Interests	TCP Capital Corp. 2951 28th Street, Suite 100 Santa Monica, CA 90405		100%

Preferred Limited Partner Interests	Variable Funding Capital Company LLC c/o Wachovia Capital Markets, LLC 201 South College Street, NC0680 Charlotte, NC 28244	2,512.5	37.5%

Preferred Limited Partner Interests	Versailles CDS LLC 787 Seventh Ave New York, NY 10019	2,512.5	37.5%

Preferred Limited Partner Interests	Nieuw Amsterdam Receivables Corp. c/o Global Securitization Services, LLC 445 Broadhollow Rd., Ste. 239 Melville, NY 11747	1,675	25.0%

Our directors are divided into two groups — interested directors and independent directors. Interested directors are those who are “interested persons” of the Partnership, as defined in the 1940 Act.

The following table sets forth, as of March 23, 2015, certain information with respect to the beneficial ownership of TCPC’s shares of each current director and executive officer, and the executive officers and directors as a group. As of March 23, 2015, all directors and officers as a group owned less than 1% of TCPC’s outstanding common shares.

Unless otherwise indicated, we believe that each person set forth in the table below has sole voting and investment power with respect to all shares of TCPC he or she beneficially owns and has the same address as TCPC. TCPC’s address is 2951 28th Street, Suite 1000, Santa Monica, California 90405.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Interested Directors
Common Stock	Howard M. Levkowitz	110,575	*
Common Stock	Rajneesh Vig	20,000	*

Independent Directors
Common Stock	Eric J. Draut	47,032	*
Common Stock	Franklin R. Johnson	19,627	*
Common Stock	Peter E. Schwab	5,000	*

Executive Officers
Common Stock	Paul L. Davis	7,500	*
Common Stock	Elizabeth Greenwood	1,000	*
Common Stock	Todd Jaquez-Fissori	1,200	*

Item 13.            Certain Relationships and Related Transactions, and Director Independence

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We have entered into an investment management agreement with the Advisor.

•	The General Partner provides us with administrative services necessary to conduct our day-to-day operations. For providing these services, facilities and personnel, the General Partner may be reimbursed by us or TCPC for expenses incurred by the General Partner in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our officers and the General Partner’s administrative staff and providing, at our request and on our behalf, significant managerial assistance to portfolio companies to which we are required to provide such assistance.

•	Pursuant to our limited partnership agreement, the General Partner is SVOF/MM, LLC. SVOF/MM, LLC is an affiliate of the Advisor and is the general partner or managing member of certain other funds managed by the Advisor.

The Advisor and its affiliates, employees and associates currently do and in the future may manage other funds and accounts. The Advisor and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds or accounts. Accordingly, conflicts may arise regarding the allocation of investments or opportunities among us and those accounts. In general, the Advisor will allocate investment opportunities pro rata among us and the other funds and accounts (assuming the investment satisfies the objectives of each) based on the amount of committed capital each then has available. The allocation of certain investment opportunities in private placements is subject to independent director approval pursuant to the terms of the co-investment exemptive order applicable to us. In certain cases, investment opportunities may be made other than on a pro rata basis. For example, we may desire to retain an asset at the same time that one or more other funds or accounts desire to sell it or we may not have additional capital to invest at a time the other funds or accounts do. If the Advisor is unable to manage our investments effectively, we may be unable to achieve our investment objective. In addition, the Advisor may face conflicts in allocating investment opportunities between us and certain other entities that could impact our investment returns. While our ability to enter into transactions with our affiliates is restricted under the 1940 Act, we have received two exemptive orders from the Commission permitting certain affiliated investments subject to certain conditions. As a result, we may face conflict of interests and investments made pursuant to the exemptive orders conditions which could in certain circumstances affect adversely the price paid or received by us or the availability or size of the position purchased or sold by us.

On an annual basis, each member of the Board of Directors is required to complete an independence questionnaire designed to provide information to assist the Board of Directors in determining whether the Director is independent. The Board of Directors has determined that each of our directors, other than Messrs. Levkowitz and Vig, is independent under the 1940 Act and the NASDAQ Global Select Market listing standards.

Item 14.            Principal Accountant Fees and Services

Audit Fees.  Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements included in the Partnership’s annual report on Form 10-K and a review of financial statements included in the Partnership’s quarterly reports on Form 10-Q, or services that are normally provided by Ernst & Young LLP (“E&Y”) in connection with statutory and regulatory filings for the past two fiscal years. Audit fees incurred by TCPC for its fiscal years ended December 31, 2014 and December 31, 2013 were $230,000 and $140,000, respectively, and audit fees incurred by the Partnership for the same fiscal years were $230,000 and $135,000, respectively. Neither TCPC nor the Partnership incurred any fees for the audit of internal controls under Sarbanes-Oxley Section 404 in conjunction with the fiscal years ended December 31, 2014 or December 31, 2013.

Audit-Related Fees.  Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. TCPC incurred audit-related fees with E&Y in the amount of $185,500 and $108,750 during the fiscal years ended December 31, 2014 and December 31, 2013, respectively. The services comprising such fees related to the filing of TCPC’s registration statement on Form N-2. The Partnership incurred audit-related fees with E&Y in the amount of $8,500 and $8,250, respectively, in the same periods.

Tax Fees.  Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance, and include services for E&Y’s provision of tax preparation services and the execution and filing of our tax returns. The Partnership and TCPC each has a tax year end of December 31. Tax fees incurred by the Partnership were $23,400 and $21,400 in its tax years ended December 31, 2014 and December 31, 2013, respectively. Tax fees incurred by TCPC were $31,150 and $28,375 in its tax years ended December 31, 2014 and December 31, 2013, respectively.

All Other Fees.  All other fees would include fees for products and services other than the services reported above. The Partnership incurred no such fees for the past two fiscal years.

The audit committee of the board of directors (the “Audit Committee”) is required to approve all audit engagement fees and terms for the Partnership. The Audit Committee also is required to consider and act upon (i) the provision by the Partnership’s independent accountant of any non-audit services to the Partnership, and (ii) the provision by the Partnership’s independent accountant of non-audit services to the Partnership and any entity controlling, controlled by, or under common control with the Partnership that provides ongoing services to the Partnership to the extent that such approval (in the case of this clause (ii)) is required under applicable regulations of the Commission.

The Audit Committee pre-approves all audit, review and attest engagements required under the securities laws and regulations provided by E&Y, the Partnership’s independent auditors. The Audit Committee also approves all non-audit services, including tax services, provided to the Partnership by E&Y and verifies, at the time of pre-approval, that such pre-approved non-audit services would not be prohibited services under securities regulations. The Audit Committee pre-approves all non-audit services provided by E&Y to the Partnership’s investment adviser and to affiliates of the investment adviser that provide ongoing services to the Partnership, but only if the non-audit services have a direct impact on the operations or financial reporting of the Partnership.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Special Value Continuation Partners, LP

By:

/s/ Howard M. Levkowitz
Howard M. Levkowitz
Chief Executive Officer

