Form 10-Q
period 2015-03-31
Special Value Continuation Partners, LP
filed 2015-05-07
CIK 1370754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2015

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

Yes ☐ No ☒

The number of the Registrant’s common limited partner interests, outstanding as of March 31, 2015 was 837,004,279.

SPECIAL VALUE CONTINUATION PARTNERS, LP

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31. 2015

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statements of Assets and Liabilities

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Investments, at fair value:
Companies less than 5% owned (cost of $1,154,756,422 and $1,097,181,753, respectively)	$1,138,239,134	$1,081,901,384
Companies 5% to 25% owned (cost of $52,944,887 and $52,103,511, respectively)	49,575,026	48,716,425
Companies more than 25% owned (cost of $39,619,392 and $40,213,258 respectively)	15,530,356	15,918,077
Total investments (cost of $1,247,320,701 and $1,189,498,522, respectively)	1,203,344,516	1,146,535,886

Cash and cash equivalents	25,565,547	27,268,792
Deferred debt issuance costs	4,751,142	4,642,075
Receivable for investments sold	5,110,000	10,961,369
Accrued interest income:
Companies less than 5% owned	11,963,908	9,222,001
Companies 5% to 25% owned	511,325	253,987
Companies more than 25% owned	24,900	28,450
Unrealized appreciation on swaps	3,350,776	1,717,610
Options (cost $51,750)	71	497
Prepaid expenses and other assets	2,138,428	2,000,525
Total assets	1,256,760,613	1,202,631,192

Liabilities
Debt	277,000,000	223,000,000
Incentive allocation payable	4,519,709	4,303,040
Interest payable	1,367,733	1,263,064
Payable to the Investment Manager	189,265	328,860
Payable for investments purchased	-	2,049,518
Payable to parent	13,259	1,031,498
Accrued expenses and other liabilities	2,189,312	2,341,332
Total liabilities	285,279,278	234,317,312

Commitments and contingencies (Note 5)

Preferred equity facility
Series A preferred limited partner interests in Special Value Continuation Partners, LP; $20,000/interest liquidation preference; 6,700 interests authorized, issued and outstanding	134,000,000	134,000,000
Accumulated dividends on Series A preferred equity facility	477,056	497,790
Total preferred limited partner interests	134,477,056	134,497,790

Net assets applicable to common limited and general partners	$837,004,279	$833,816,090

Composition of net assets applicable to common limited and general partners
Paid-in capital in excess of par	978,934,512	978,731,888
Accumulated net investment income	25,544,521	22,994,510
Accumulated net realized losses	(126,496,705)	(126,410,399)
Accumulated net unrealized depreciation	(40,978,049)	(41,499,909)
Net assets applicable to common limited and general partners	$837,004,279	$833,816,090

See accompanying notes.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Unaudited)

March 31, 2015

Showing Percentage of Total Cash and Investments of the Partnership

										% of
Issuer	Instrument	Ref	Floor	Spread	All-In Rate	Maturity	Principal	Cost	Value	Portfolio	Notes

Debt Investments (A)
Accounting, Tax Preparation, Bookkeeping, and Payroll Services
Expert Global Solutions, LLC	Second Lien Term Loan	LIBOR (Q)	1.50%	11.00%	12.50%	10/3/2018	$15,249,675	$15,012,037	$15,402,171	1.25%
EGS Holdings, Inc.	Holdco PIK Notes	LIBOR (A)	3.00%	10.00%	13.00%	10/3/2018	$57,238	57,238	57,238	0.00%
								15,069,275	15,459,409	1.25%
Activities Related to Real Estate
Daymark Financial Acceptance, LLC	Frist Lien Delayed Draw Term Loan	LIBOR (Q)	-	9.50%	9.50%	1/12/2020	$5,000,000	4,551,490	4,537,500	0.37%
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.00%	3/26/2021	$16,428,909	16,227,035	16,178,368	1.32%
								20,778,525	20,715,868	1.69%

Advertising, Public Relations, and Related Services
Doubleplay III Limited (United Kingdom)	First Lien Facility A1 Term Loan	EURIBOR (Q)	1.25%	6.25%	7.50%	3/18/2018	€13,165,705	16,866,418	14,092,798	1.15%	D/H

Artificial Synthetic Fibers and Filaments Manufacturing
AGY Holding Corp.	Sr Secured Term Loan	Fixed	-	12.00%	12.00%	9/15/2016	$4,869,577	4,869,577	4,869,577	0.40%	B
AGY Holding Corp.	Second Lien Notes	Fixed	-	11.00%	11.00%	11/15/2016	$9,268,000	7,586,316	9,024,715	0.73%	B/E
								12,455,893	13,894,292	1.13%
Basic Chemical Manufacturing
BioAmber, Inc.	Sr Secured Term Loan	LIBOR (M)	0.23%	9.27%	9.50%	12/1/2017	$25,000,000	24,545,364	25,220,000	2.05%
Green Biologics, Inc.	Sr Secured Term Loan	Prime Rate	3.25%	7.75%	11.00%	5/1/2018	$15,000,000	14,519,543	14,847,000	1.21%	L
PeroxyChem, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	6.50%	7.50%	2/28/2020	$8,910,000	8,771,441	8,943,413	0.73%
VitAG Holdings, LLC	Sr Secured Term Loan	LIBOR (M)	0.23%	10.27%	10.50%	2/1/2018	$7,700,000	7,564,931	7,733,600	0.63%	L
								55,401,279	56,744,013	4.62%
Beverage Manufacturing
Carolina Beverage Group, LLC	Secured Notes	Fixed	-	10.63%	10.63%	8/1/2018	$4,780,000	4,780,000	4,726,225	0.38%	E/G

Business Support Services
Enerwise Global Technologies, Inc.	Sr Secured Revolving Loan	LIBOR (Q)	0.23%	8.52%	8.75%	11/30/2017	$–	(97,413)	(112,500)	(0.01%)	K
Enerwise Global Technologies, Inc.	Sr Secured Term Loan	LIBOR (Q)	0.23%	9.27%	9.50%	11/30/2019	$17,500,000	17,175,355	17,318,875	1.41%	L
STG-Fairway Acquisitions, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	9.25%	10.50%	8/28/2019	$36,534,491	36,280,307	37,082,508	3.02%
								53,358,249	54,288,883	4.42%
Chemical Manufacturing
Archroma	Term Loan B	LIBOR (Q)	1.25%	8.25%	9.50%	9/30/2018	$19,845,876	19,559,024	19,957,509	1.62%

Communications Equipment Manufacturing
Globecomm Systems, Inc.	First Lien Term Loan	LIBOR (Q)	1.25%	7.63%	8.88%	12/11/2018	$14,812,500	14,664,375	14,739,178	1.20%	B

Computer Equipment Manufacturing
ELO Touch Solutions, Inc.	Second Lien Term Loan	LIBOR (Q)	1.50%	10.50%	12.00%	12/1/2018	$12,000,000	11,651,728	11,520,000	0.94%
Silicon Graphics International Corp.	First Lien Term Loan	LIBOR (Q)	1.00%	9.00%	10.00%	7/27/2018	$18,787,198	18,426,387	19,115,974	1.56%	J
								30,078,115	30,635,974	2.50%
Computer Systems Design and Related Services
Autoalert, LLC	First Lien Term Loan	LIBOR (Q)	0.25%	4.75% Cash + 4% PIK	9.00%	3/31/2019	$31,235,295	30,733,375	31,140,027	2.53%
Blue Coat Systems, Inc.	First Lien Revolver	LIBOR (Q)	1.00%	3.50%	4.50%	5/31/2018	$–	(674,799)	(85,860)	(0.01%)	K
Blue Coat Systems, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	6/28/2020	$15,000,000	14,878,125	15,328,125	1.25%
MSC Software Corporation	Second Lien Term Loan	LIBOR (M)	1.00%	7.50%	8.50%	5/29/2021	$11,993,035	11,883,393	11,813,140	0.96%
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan B	LIBOR (Q)	-	8.00%	8.23%	9/3/2018	$2,355,533	2,355,533	2,334,922	0.19%
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan	LIBOR (Q)	-	7.00%	7.23%	9/3/2018	$10,506,667	10,397,902	10,116,344	0.82%
OnX USA, LLC	First Lien Term Loan B	LIBOR (Q)	-	8.00%	8.23%	9/3/2018	$4,711,067	4,711,067	4,669,845	0.38%
OnX USA, LLC	First Lien Term Loan	LIBOR (Q)	-	7.00%	7.23%	9/3/2018	$5,253,333	5,202,657	5,058,172	0.41%
Vistronix, LLC	First Lien Revolver	LIBOR (Q)	0.50%	8.00%	8.50%	12/4/2018	$114,199	108,810	114,199	0.01%
Vistronix, LLC	First Lien Term Loan	LIBOR (M)	0.50%	8.00%	8.50%	12/4/2018	$6,452,895	6,388,699	6,456,122	0.53%
								85,984,762	86,945,036	7.07%
Cut and Sew Apparel Manufacturing
Jones Apparel, LLC	First Lien FILO Term Loan	LIBOR (M)	1.00%	9.60%	10.60%	4/8/2019	$14,090,580	13,971,390	14,161,033	1.15%

Data Processing, Hosting, and Related Services
Asset International, Inc.	Delayed Draw Term Loan	LIBOR (M)	1.00%	7.00%	8.00%	7/31/2020	$–	(42,880)	25,556	0.00%	K
Asset International, Inc.	Revolver	LIBOR (M)	1.00%	7.00%	8.00%	7/31/2020	$–	(8,979)	6,019	0.00%	K
Asset International, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	7.00%	8.00%	7/31/2020	$8,171,173	8,023,130	8,232,048	0.67%
Rightside Group, Ltd.	Second Lien Term Loan	LIBOR (Q)	0.50%	8.75%	9.25%	8/6/2019	$4,937,500	4,027,945	4,809,619	0.39%
The Telx Group, Inc.	Senior Notes	Fixed	-	13.5% PIK	13.50%	7/9/2021	$4,446,651	4,446,651	4,539,586	0.37%	E
United TLD Holdco, Ltd. (Cayman Islands)	Second Lien Term Loan	LIBOR (Q)	0.50%	8.75%	9.25%	8/6/2019	$9,875,000	8,055,890	9,619,238	0.78%	H
								24,501,757	27,232,066	2.21%
Electrical Equipment and Component Manufacturing
NEXTracker, Inc.	Sr Secured Revolver	LIBOR (M)	-	8.00%	8.00%	7/1/2016	$6,500,000	6,021,069	6,150,875	0.50%
NEXTracker, Inc.	Sr Secured Term Loan	LIBOR (M)	-	9.50%	9.50%	12/16/2016	$2,500,000	2,442,705	2,450,125	0.20%	L
Palladium Energy, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	9.00%	10.00%	12/26/2017	$16,153,317	15,957,735	16,234,084	1.32%
								24,421,509	24,835,084	2.02%
Electrical Equipment Manufacturing
API Technologies Corp.	First Lien Term Loan	LIBOR (Q)	1.50%	7.50%	9.00%	2/6/2018	$6,556,788	6,506,249	6,499,744	0.53%
API Technologies Corp.	First Lien Term Loan	LIBOR (Q)	1.50%	7.50%	9.00%	2/6/2018	$4,263,206	4,162,049	4,226,116	0.34%
								10,668,298	10,725,860	0.87%

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2015

Showing Percentage of Total Cash and Investments of the Partnership

										% of
Issuer	Instrument	Ref	Floor	Spread	All-In Rate	Maturity	Principal	Cost	Value	Portfolio	Notes

Debt Investments (continued)
Financial Investment Activities
Institutional Shareholder Services, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	7.50%	8.50%	4/30/2022	$6,471,492	$6,413,887	$6,374,420	0.52%
Marsico Capital Management	First Lien Term Loan	LIBOR (M)	-	5.00%	5.25%	12/31/2022	$10,505,214	13,226,122	2,722,584	0.22%	I
								19,640,009	9,097,004	0.74%
Full-Service Restaurants
RM OpCo, LLC	Convertible Second Lien Term Loan Tranche B-1	Fixed	-	8.50%	8.50%	3/30/2018	$1,671,724	1,650,121	1,671,723	0.14%	B
RM OpCo, LLC	First Lien Term Loan Tranche A	Fixed	-	7.00%	7.00%	3/21/2016	$3,854,667	3,853,116	3,854,666	0.31%	B
RM OpCo, LLC	Second Lien Term Loan Tranche B	Fixed	-	8.50%	8.50%	3/30/2018	$8,329,624	8,329,624	5,465,066	0.44%	B
RM OpCo, LLC	Second Lien Term Loan Tranche B-1	Fixed	-	8.50%	8.50%	3/30/2018	$2,623,283	2,609,621	2,623,283	0.21%	B
RM OpCo, LLC	Sr Convertible Second Lien Term Loan B	Fixed	-	8.50%	8.50%	3/30/2018	$1,288,567	1,280,160	1,280,160	0.10%	B
								17,722,642	14,894,898	1.20%
Gaming Industries
AP Gaming I, LLC	First Lien Revolver	LIBOR (Q)	-	8.25%	8.41%	12/20/2018	$5,500,000	3,482,506	4,562,500	0.37%
AP Gaming I, LLC	First Lien Term Loan B	LIBOR (Q)	1.00%	8.25%	9.25%	12/20/2020	$14,812,500	14,426,174	14,806,353	1.20%
								17,908,680	19,368,853	1.57%
General Medical and Surgical Hospitals
RegionalCare Hospital Partners, Inc.	Second Lien Term Loan	LIBOR (M)	1.00%	9.50%	10.50%	10/23/2019	$21,017,525	20,741,125	21,306,516	1.73%

Grocery Stores
Bashas, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.50%	7.00%	8.50%	10/8/2019	$10,594,733	10,554,201	10,772,194	0.88%
The Great Atlantic & Pacific Tea Company, Inc.	Term Loan Tranche B	LIBOR (M)	1.00%	8.85%	9.85%	9/17/2019	$20,770,938	20,441,127	20,472,875	1.67%
								30,995,328	31,245,069	2.55%
Insurance Carriers
Acrisure, LLC	Second Lien Additional Notes	LIBOR (Q)	1.00%	10.50%	11.50%	3/31/2020	$4,320,339	4,197,780	4,360,603	0.35%
Acrisure, LLC	Second Lien Notes	LIBOR (Q)	1.00%	10.50%	11.50%	3/31/2020	$29,288,298	28,745,164	29,456,706	2.40%
US Apple Holdco, LLC	First Lien Term Loan	LIBOR (Q)	0.50%	11.50%	12.00%	8/29/2019	$20,000,000	19,276,790	19,835,000	1.61%
								52,219,734	53,652,309	4.36%
Insurance Related Activities
Confie Seguros Holding II Co.	Second Lien Term Loan	LIBOR (M)	1.25%	9.00%	10.25%	5/8/2019	$7,861,809	7,779,835	7,861,809	0.64%

Lessors of Nonfinancial Intangible Assets
ABG Intermediate Holdings 2, LLC	Second Lien Term Loan	LIBOR (S)	1.00%	8.00%	9.00%	5/27/2022	$15,990,714	15,841,834	16,030,691	1.30%

Lessors of Real Estate
Hunt Companies, Inc.	Senior Secured Notes	Fixed	-	9.63%	9.63%	3/1/2021	$6,584,000	6,511,469	6,781,520	0.55%	E/G

Management, Scientific, and Technical Consulting Services
Dodge Data & Analytics, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.75%	9.75%	10/31/2019	$27,853,269	27,142,536	27,686,150	2.25%

Merchant Wholesalers
Envision Acquisition Company, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.75%	9.75%	11/4/2021	$9,079,011	8,919,101	9,408,125	0.78%

Motion Picture and Video Industries
CORE Entertainment, Inc.	First Lien Term Loan	Fixed	-	9.00%	9.00%	6/21/2017	$9,462,231	9,405,317	7,475,163	0.61%
CORE Entertainment, Inc.	Second Lien Term Loan	Fixed	-	13.50%	13.50%	6/21/2018	$7,569,785	7,522,497	5,038,449	0.41%
								16,927,814	12,513,612	1.02%
Newspaper, Periodical, Book, and Directory Publishers
MediMedia USA, Inc.	First Lien Revolver	LIBOR (Q)	-	6.75%	6.99%	5/20/2018	$2,945,000	2,194,873	2,862,230	0.23%
MediMedia USA, Inc.	First Lien Term Loan	LIBOR (Q)	1.25%	6.75%	8.00%	11/20/2018	$5,681,239	5,560,274	5,638,630	0.46%
								7,755,147	8,500,860	0.69%
Nondepository Credit Intermediation
Caribbean Financial Group (Cayman Islands)	Sr Secured Notes	Fixed	-	11.50%	11.50%	11/15/2019	$10,000,000	9,852,200	10,125,000	0.82%	E/G/H
Trade Finance Funding I, Ltd. (Cayman Islands)	Secured Class B Notes	Fixed	-	10.75%	10.75%	11/13/2018	$15,084,000	15,084,000	15,008,580	1.22%	E/H
								24,936,200	25,133,580	2.04%
Nonscheduled Air Transportation
One Sky Flight, LLC	Second Lien Term Loan	Fixed	-	12% Cash + 3% PIK	15.00%	6/3/2019	$32,416,040	31,599,828	33,388,521	2.72%

Oil and Gas Extraction
Jefferson Gulf Coast Energy Partners, LLC	First Lien Term Loan B	LIBOR (M)	1.00%	8.00%	9.00%	2/27/2018	$14,925,000	14,796,307	14,626,500	1.19%
MD America Energy, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	8/4/2019	$10,000,000	9,553,332	9,706,250	0.79%
								24,349,639	24,332,750	1.98%
Other Information Services
TCH-2 Holdings, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	7.75%	8.75%	11/6/2021	$19,988,392	19,712,310	19,638,596	1.60%

Other Telecommunications
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	7.75%	9.00%	4/30/2021	$14,000,000	13,860,000	13,832,000	1.13%

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2015

Showing Percentage of Total Cash and Investments of the Partnership

										% of
Issuer	Instrument	Ref	Floor	Spread	All-In Rate	Maturity	Principal	Cost	Value	Portfolio	Notes

Debt Investments (continued)
Petroleum and Coal Products Manufacturing
Boomerang Tube, LLC	Second Lien Term Loan	LIBOR (Q)	1.50%	9.50%	11.00%	10/11/2017	$3,825,453	$3,787,907	$2,199,636	0.18%

Plastics Products Manufacturing
Iracore International, Inc.	Sr Secured Notes	Fixed	-	9.50%	9.50%	6/1/2018	$13,600,000	13,600,000	8,092,000	0.66%	E/G

Radio and Television Broadcasting
SiTV, Inc.	Sr Secured Notes	Fixed	-	10.38%	10.38%	7/1/2019	$7,312,000	7,312,000	6,617,360	0.54%	E/G
The Tennis Channel, Inc.	First Lien Term Loan	LIBOR (Q)	-	8.50%	8.75%	5/29/2017	$18,392,269	18,086,632	18,557,799	1.51%
								25,398,632	25,175,159	2.05%
Retail
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.00%	10.40%	11.40%	9/25/2017	$10,590,909	10,448,698	10,643,863	0.87%
Connexity, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.00%	2/13/2020	$6,630,000	6,630,000	6,631,658	0.54%
								17,078,698	17,275,521	1.41%
Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Sr Secured Notes	Fixed	-	10.00%	10.00%	10/1/2019	$9,914,000	9,914,000	9,616,580	0.78%	E/G/H

Scheduled Air Transportation
Aircraft Leased to Delta Air Lines, Inc.
N913DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	3/15/2017	$183,053	183,053	186,638	0.02%	F
N918DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	8/15/2018	$294,173	294,175	300,833	0.02%	F
N954DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	3/20/2019	$406,580	406,580	415,567	0.03%	F
N955DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	6/20/2019	$429,592	429,592	439,224	0.04%	F
N956DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	5/20/2019	$426,860	426,862	436,449	0.04%	F
N957DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	6/20/2019	$433,350	433,350	443,066	0.04%	F
N959DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	7/20/2019	$439,784	439,784	449,619	0.04%	F
N960DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	10/20/2019	$462,598	462,598	472,814	0.04%	F
N961DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	8/20/2019	$453,701	453,701	463,813	0.04%	F
N976DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	2/15/2018	$285,442	285,442	291,681	0.02%	F
Aircraft Leased to United Airlines, Inc.
N659UA	Aircraft Secured Mortgage	Fixed	-	12.00%	12.00%	2/28/2016	$1,278,990	1,278,990	1,334,401	0.11%	F
N661UA	Aircraft Secured Mortgage	Fixed	-	12.00%	12.00%	5/4/2016	$1,494,191	1,494,191	1,573,923	0.13%	F
Mesa Air Group, Inc.	Acquisition Delayed Draw Loan	LIBOR (M)	-	7.25%	N/A	7/15/2022	$–	(271,500)	46,155	0.00%	K
Mesa Air Group, Inc.	Acquisition Loan	LIBOR (M)	-	7.25%	7.44%	7/15/2022	$17,369,847	17,045,756	17,428,905	1.42%
								23,362,574	24,283,088	1.99%
Scientific Research and Development Services
BPA Laboratories, Inc.	Senior Secured Notes	Fixed	-	12.25%	12.25%	4/1/2017	$38,932,000	39,001,750	41,365,250	3.37%	E/G

Semiconductor and Other Electronic Component Manufacturing
Soraa, Inc.	Sr Secured Term Loan	LIBOR (M)	0.23%	10.27%	10.50%	9/1/2017	$22,500,000	21,874,907	21,573,000	1.76%	L
SunEdison, Inc.	Senior Secured Letters of Credit	Fixed	-	3.75%	N/A	2/28/2017	$–	(818,823)	(750,340)	(0.06%)	J/K
								21,056,084	20,822,660	1.70%
Software Publishers
Acronis International GmbH (Switzerland)	First Lien Term Loan	LIBOR (Q)	1.00%	13.00%	14.00%	2/21/2017	$30,634,068	30,450,651	28,956,853	2.36%	H
ArcServe (USA), LLC	Second Lien Term Loan	LIBOR (Q)	0.50%	8.50%	9.00%	1/31/2020	$30,000,000	29,461,079	28,644,000	2.34%	H
BlackLine Systems, Inc.	First Lien Term Loan	LIBOR (Q)	1.50%	0.4% Cash + 7.6% PIK	9.50%	9/25/2018	$13,835,429	13,128,091	14,250,491	1.16%
Coreone Technologies, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	3.75% Cash + 5% PIK	9.75%	9/4/2018	$14,435,446	14,224,437	14,107,040	1.15%
Deltek, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	8.75%	10.00%	10/10/2019	$15,000,000	14,838,286	15,168,750	1.23%
Edmentum, Inc.	Second Lien Term Loan	LIBOR (Q)	1.50%	9.75%	11.25%	5/17/2019	$21,500,000	21,370,559	11,287,500	0.92%
								123,473,103	112,414,634	9.16%
Specialty Hospitals
Bioventus, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.00%	4/10/2020	$11,000,000	10,786,339	11,000,000	0.90%
UBC Healthcare Analytics, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	9.00%	10.00%	7/1/2018	$4,302,402	4,280,890	4,335,746	0.35%
								15,067,229	15,335,746	1.25%
Structured Note Funds
Magnolia Finance V plc (Cayman Islands)	Asset-Backed Credit Linked Notes	Fixed	-	13.13%	13.13%	8/2/2021	$15,000,000	15,000,000	15,147,000	1.23%	E/H

Textile Furnishings Mills
Lexmark Carpet Mills, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.00%	12/19/2019	$25,000,000	25,000,000	25,012,500	2.04%

Utility System Construction
Kawa Solar Holdings Limited	Revolving Credit Facility	Fixed	-	8.00%	8.00%	7/2/2017	$25,000,000	25,000,000	25,000,000	2.03%

Wired Telecommunications Carriers
Alpheus Communications, LLC	Delayed Draw Term Loan	LIBOR (Q)	1.00%	6.92%	7.92%	5/31/2018	$370,273	359,137	375,314	0.03%
Alpheus Communications, LLC	First Lien FILO Term Loan	LIBOR (Q)	1.00%	6.92%	7.92%	5/31/2018	$8,093,472	8,013,012	8,129,892	0.67%
Integra Telecom Holdings, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	8.50%	9.75%	2/22/2020	$15,000,000	14,747,403	14,953,200	1.23%
								23,119,552	23,458,406	1.93%
Wireless Telecommunications Carriers
Gogo, LLC	First Lien Term Loan	LIBOR (Q)	1.50%	9.75%	11.25%	6/21/2017	$33,490,685	33,357,546	34,327,953	2.79%
Gogo, LLC	First Lien Term Loan B-2	LIBOR (Q)	1.00%	6.50%	7.50%	3/21/2018	$5,481,538	5,392,523	5,317,090	0.43%
								38,750,069	39,645,043	3.22%

Total Debt Investments								1,185,731,698	1,168,669,314	95.13%

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2015

Showing Percentage of Total Cash and Investments of the Partnership

										%
Issuer	Instrument	Ref	Floor	Spread	All-In Rate	Maturity	Shares	Cost	Value	Portfolio	Notes

Equity Securities
Architectural, Engineering, and Related Services
Alion Science & Technology Corporation	Warrants						300	$-	$3	-	C

Basic Chemical Manufacturing
Green Biologics, Inc.	Warrants to Purchase Stock						376,147	272,594	255,592	0.02%	C/E

Business Support Services
Findly Talent, LLC	Membership Units						708,229	230,938	162,184	0.01%	C/E
STG-Fairway Holdings, LLC	Class A Units						841,479	943,287	2,917,492	0.24%	C/E
								1,174,225	3,079,676	0.25%
Communications Equipment Manufacturing
Wasserstein Cosmos Co-Invest, L.P.	Limited Partnership Units						5,000,000	5,000,000	5,225,000	0.43%	B/C/E

Data Processing, Hosting, and Related Services
Anacomp, Inc.	Class A Common Stock						1,255,527	26,711,048	1,268,082	0.10%	C/E/F
Rightside Group, Ltd.	Warrants						498,855	2,778,622	840,017	0.07%	C/E
								29,489,670	2,108,099	0.17%
Electrical Equipment and Component Manufacturing
NEXTracker, Inc.	Series B Preferred Stock						268,817	999,999	999,999	0.08%	C/E
NEXTracker, Inc.	Warrants to Purchase Stock						357,022	381,723	379,729	0.03%	C/E
								1,381,722	1,379,728	0.11%
Financial Investment Activities
Marsico Holdings, LLC	Common Interest Units						168,698	172,694	6,748	-	C/E/I

Full-Service Restaurants
RM Holdco, LLC	Equity Participation						24	-	168	-	B/C/E
RM Holdco, LLC	Membership Units						13,161,000	2,010,777	-	-	B/C/E
								2,010,777	168	-
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing
Precision Holdings, LLC	Class C Membership Interest						33	-	728	-	C/E

Nonmetallic Mineral Mining and Quarrying
EPMC HoldCo, LLC	Membership Units						1,312,720	-	682,614	0.05%	B/E

Nonscheduled Air Transportation
Flight Options Holdings I, Inc.	Warrants to Purchase Common Stock						1,843	1,274,000	4,026,996	0.33%	C/E

Radio and Television Broadcasting
SiTV, Inc.	Warrants to Purchase Common Stock						233,470	300,322	331,527	0.03%	C/E

Retail
Shop Holding, LLC	Class A Units						507,167	480,049	316,422	0.03%	C/E
Shop Holding, LLC	Warrants to Purchase Class A Units						326,691	-	18,389	-	C/E
								480,049	334,811	0.03%
Scheduled Air Transportation
Aircraft Leased to Delta Air Lines, Inc.
N913DL	Trust Beneficial Interests						1,084	85,831	115,087	0.01%	E/F
N918DL	Trust Beneficial Interests						884	92,094	133,883	0.01%	E/F
N954DL	Trust Beneficial Interests						824	106,132	73,794	0.01%	E/F
N955DL	Trust Beneficial Interests						795	104,512	110,264	0.01%	E/F
N956DL	Trust Beneficial Interests						802	104,442	106,196	0.01%	E/F
N957DL	Trust Beneficial Interests						795	105,060	107,068	0.01%	E/F
N959DL	Trust Beneficial Interests						788	105,677	107,959	0.01%	E/F
N960DL	Trust Beneficial Interests						769	108,083	107,352	0.01%	E/F
N961DL	Trust Beneficial Interests						782	107,394	102,452	0.01%	E/F
N976DL	Trust Beneficial Interests						943	94,132	101,662	0.01%	E/F
Aircraft Leased to United Airlines, Inc.
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests						555	2,683,406	3,242,365	0.26%	E/F
United N661UA-767, LLC (N661UA)	Trust Beneficial Interests						539	2,623,263	3,146,164	0.26%	E/F
								6,320,026	7,454,246	0.62%
Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing
KAGY Holding Company, Inc.	Series A Preferred Stock						9,778	1,091,200	138,876	0.01%	B/C/E

Semiconductor and Other Electronic Component Manufacturing
Ichor Systems Holdings, LLC	Membership Units						352	-	229,504	0.02%	C/E
Soraa, Inc.	Warrants to Purchase Common Stock						315,000	408,987	134,127	0.01%	C/E
								408,987	363,631	0.03%

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2015

Showing Percentage of Total Cash and Investments of the Partnership

										% of
Issuer	Instrument	Ref	Floor	Spread	All-In Rate	Maturity	Shares	Cost	Value	Portfolio	Notes

Equity Securities (continued)
Software Publishers
Blackline Intermediate, Inc.	Warrants to Purchase Common Stock						1,232,731	$522,678	$954,873	0.08%	C/E

Wired Telecommunications Carriers
Integra Telecom, Inc.	Common Stock						1,274,522	8,433,883	5,249,884	0.42%	C/E
Integra Telecom, Inc.	Warrants						346,939	19,920	221,174	0.02%	C/E
V Telecom Investment S.C.A. (Luxembourg)	Common Shares						1,393	3,236,256	2,860,828	0.23%	C/D/E/H
								11,690,059	8,331,886	0.67%

Total Equity Securities								61,589,003	34,675,202	2.83%

Total Investments								1,247,320,701	1,203,344,516

Cash and Cash Equivalents
Cash Denominated in Foreign Currencies									348,752	0.03%
Cash Held on Account at Various Institutions									25,216,795	2.05%
Cash and Cash Equivalents									25,565,547	2.08%

Total Cash and Investments									$1,228,910,063	100.00%	M

Notes to Consolidated Schedule of Investments:

(A)	Investments in bank debt generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.

(B)	Non-controlled affiliate – as defined under the Investment Company Act of 1940 (ownership of between 5% and 25% of the outstanding voting securities of this issuer). See Consolidated Schedule of Changes in Investments in Affiliates.

(C)	Non-income producing security.

(D)	Principal amount denominated in foreign currency. Amortized cost and fair value converted from foreign currency to US dollars. Foreign currency denominated investments are generally hedged for currency exposure. At March 31, 2015, such hedging activities included the derivatives listed at the end of the Consolidated Schedule of Investments. (See Note 2)

(E)	Restricted security. (See Note 2)

(F)	Controlled issuer – as defined under the Investment Company Act of 1940 (ownership of 25% or more of the outstanding voting securities of this issuer). Investment is not more than 50% owned nor deemed to be a significant subsidiary. See Consolidated Schedule of Changes in Investments in Affiliates.

(G)	Investment has been segregated to collateralize certain unfunded commitments.

(H)	Non-U.S. company or principal place of business outside the U.S. and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Partnership may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Partnership's total assets.

(I)	Deemed an investment company under Section 3(c) of the Investment Company Act and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Partnership may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Partnership's total assets.

(J)	Publicly traded company with a market capitalization greater than $250 million and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Partnership may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Partnership's total assets.

(K)	Negative balances relate to an unfunded commitment that was acquired and valued at a discount.

(L)	In addition to the stated coupon, investment has a back-end fee payable on the original principal amount upon repayment of the loan at a rate of 4.0% for Soraa, 8.0% for VitAg, 1.5% for Enerwise, 2.5% for NEXTracker, and 7.0% for Green Biologics.

(M)	All cash and investments, except those referenced in Notes G above, are pledged as collateral under certain debt as described in Note 4 to the Consolidated Financial Statements.

LIBOR or EURIBOR resets monthly (M), quarterly (Q), semiannually (S), or annually (A).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $106,821,856, and $50,432,745 respectively, for the three months ended March 31, 2015. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of March 31, 2015 was $1,203,344,513, or 97.9% of total cash and investments of the Partnership.

Options and swaps at March 31, 2015 were as follows:

Investment	Notional Amount	Fair Value

Interest Rate Cap, 4%, expires 5/15/2016	$25,000,000	$71
Euro/US Dollar Cross-Currency Basis Swap, Pay Euros/Receive USD, Expires 3/31/2017	$4,289,018	$3,350,776

See accompanying notes.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Schedule of Investments

December 31, 2014

Showing Percentage of Total Cash and Investments of the Partnership

										% of
Issuer	Instrument	Ref	Floor	Spread	All-In Rate	Maturity	Principal	Cost	Value	Portfolio	Notes

Debt Investments (A)
Accounting, Tax Preparation, Bookkeeping, and Payroll Services
EGS Holdings, Inc.	Holdco PIK Notes	LIBOR (A)	3.00%	10.00%	13.00%	10/3/2018	$57,238	$57,238	$56,237	0.00%
Expert Global Solutions, LLC	Second Lien Term Loan	LIBOR (Q)	1.50%	11.00%	12.50%	10/3/2018	$7,124,902	6,959,593	7,096,403	0.60%
								7,016,831	7,152,640	0.60%
Activities Related to Real Estate
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.00%	3/26/2021	$16,470,084	16,261,549	16,511,259	1.41%

Advertising, Public Relations, and Related Services
Doubleplay III Limited (United Kingdom)	First Lien Facility A1 Term Loan	EURIBOR (Q)	1.25%	6.25%	7.50%	3/18/2018	€13,165,705	16,791,646	15,450,034	1.32%	D/H

Artificial Synthetic Fibers and Filaments Manufacturing
AGY Holding Corp.	Sr Secured Term Loan	Fixed	-	12.00%	12.00%	9/15/2016	$4,869,577	4,869,577	4,869,577	0.41%	B
AGY Holding Corp.	Second Lien Notes	Fixed	-	11.00%	11.00%	11/15/2016	$9,268,000	7,586,318	9,017,764	0.77%	B/E
								12,455,895	13,887,341	1.18%
Basic Chemical Manufacturing
BioAmber, Inc.	Sr Secured Term Loan	LIBOR (M)	0.23%	9.27%	9.50%	12/1/2017	$25,000,000	24,505,108	25,050,000	2.13%
Green Biologics, Inc.	Sr Secured Term Loan	Prime Rate	3.25%	7.75%	11.00%	5/1/2018	$15,000,000	14,503,743	14,730,000	1.25%	L
M&G Chemicals S.A. (Luxembourg)	Sr Secured Term Loan	LIBOR (Q)	0.23%	8.50%	8.73%	3/18/2016	$15,632,077	15,632,077	15,632,077	1.33%	H
PeroxyChem, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	6.50%	7.50%	2/28/2020	$8,932,500	8,783,187	8,932,500	0.76%
VitAG Holdings, LLC	Sr Secured Term Loan	LIBOR (M)	0.23%	10.27%	10.50%	2/1/2018	$7,700,000	7,555,099	7,646,000	0.65%	L
								70,979,214	71,990,577	6.12%
Beverage Manufacturing
Carolina Beverage Group, LLC	Secured Notes	Fixed	-	10.63%	10.63%	8/1/2018	$4,780,000	4,780,000	4,851,700	0.41%	E/G

Business Support Services
Enerwise Global Technologies, Inc.	Sr Secured Revolving Loan	LIBOR (Q)	0.23%	8.52%	8.75%	11/30/2017	$–	(106,405)	(60,000)	(0.01%)
Enerwise Global Technologies, Inc.	Sr Secured Term Loan	LIBOR (Q)	0.23%	9.27%	9.50%	11/30/2019	$17,500,000	17,158,899	17,360,000	1.48%	L
STG-Fairway Acquisitions, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	9.25%	10.50%	8/28/2019	$14,643,455	14,036,428	14,863,107	1.27%
								31,088,922	32,163,107	2.74%
Chemical Manufacturing
Archroma	Term Loan B	LIBOR (Q)	1.25%	8.25%	9.50%	9/30/2018	$19,896,228	19,593,258	19,747,006	1.68%

Communications Equipment Manufacturing
Globecomm Systems, Inc.	First Lien Term Loan	LIBOR (Q)	1.25%	7.63%	8.88%	12/11/2018	$14,850,000	14,701,500	14,656,950	1.25%	B

Computer Equipment Manufacturing
ELO Touch Solutions, Inc.	Second Lien Term Loan	LIBOR (Q)	1.50%	10.50%	12.00%	12/1/2018	$12,000,000	11,638,008	11,520,000	0.98%

Computer Systems Design and Related Services
Autoalert, LLC	First Lien Term Loan	LIBOR (Q)	0.25%	4.75% Cash + 4% PIK	9.00%	3/31/2019	$30,926,035	30,399,049	31,080,665	2.65%
Blue Coat Systems, Inc.	First Lien Revolver	LIBOR (Q)	1.00%	3.50%	4.50%	5/31/2018	$–	(727,290)	(660,240)	(0.06%)	K
Blue Coat Systems, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	6/28/2020	$15,000,000	14,878,125	14,775,000	1.26%
MSC Software Corporation	Second Lien Term Loan	LIBOR (M)	1.00%	7.50%	8.50%	5/29/2021	$11,993,035	11,880,123	11,753,175	1.00%
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan B	LIBOR (Q)	-	8.00%	8.23%	9/3/2018	$2,361,467	2,361,467	2,341,394	0.20%
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan	LIBOR (Q)	-	7.00%	7.23%	9/3/2018	$10,533,333	10,415,821	10,259,467	0.87%
OnX USA, LLC	First Lien Term Loan B	LIBOR (Q)	-	8.00%	8.23%	9/3/2018	$4,722,933	4,722,933	4,682,788	0.40%
OnX USA, LLC	First Lien Term Loan	LIBOR (Q)	-	7.00%	7.23%	9/3/2018	$5,266,667	5,211,626	5,129,733	0.44%
Vistronix, LLC	First Lien Revolver	LIBOR (Q)	0.50%	8.00%	8.50%	12/4/2018	$–	(5,809)	-	0.00%
Vistronix, LLC	First Lien Term Loan	LIBOR (M)	0.50%	8.00%	8.50%	12/4/2018	$6,535,333	6,466,509	6,551,671	0.56%
Websense, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	7.25%	8.25%	12/27/2020	$7,200,000	7,164,000	6,930,000	0.59%
								92,766,554	92,843,653	7.91%
Cut and Sew Apparel Manufacturing
Jones Apparel, LLC	First Lien FILO Term Loan	LIBOR (M)	1.00%	9.60%	10.60%	4/8/2019	$14,329,403	14,202,296	14,429,709	1.23%

Data Processing, Hosting, and Related Services
Asset International, Inc.	Delayed Draw Term Loan	LIBOR (M)	1.00%	7.00%	8.00%	7/31/2020	$–	(42,880)	(29,158)	0.00%	K
Asset International, Inc.	Revolver	LIBOR (M)	1.00%	7.00%	8.00%	7/31/2020	$484,752	475,358	477,885	0.04%
Asset International, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	7.00%	8.00%	7/31/2020	$8,191,755	8,037,946	8,122,125	0.69%
Rightside Group, Ltd.	Second Lien Term Loan	LIBOR (Q)	0.50%	8.75%	9.25%	8/6/2019	$5,000,000	4,042,549	4,775,000	0.41%
The Telx Group, Inc.	Senior Notes	Fixed	-	13.5% PIK	13.50%	7/9/2021	$4,446,651	4,446,651	4,611,177	0.39%	E
United TLD Holdco, Ltd. (Cayman Islands)	Second Lien Term Loan	LIBOR (Q)	0.50%	8.75%	9.25%	8/6/2019	$10,000,000	8,085,098	9,550,000	0.81%	H
								25,044,722	27,507,029	2.34%
Electrical Equipment and Component Manufacturing
NEXTracker, Inc.	Sr Secured Revolver	LIBOR (M)	-	8.00%	8.00%	7/1/2016	$2,500,000	508,086	1,126,250	0.10%
NEXTracker, Inc.	Sr Secured Term Loan	LIBOR (M)	-	9.50%	9.50%	12/16/2016	$2,500,000	2,216,771	2,303,750	0.20%	L
Palladium Energy, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	9.00%	10.00%	12/26/2017	$16,153,317	15,942,351	16,234,084	1.38%
								18,667,208	19,664,084	1.68%
Electrical Equipment Manufacturing
API Technologies Corp.	First Lien Term Loan	LIBOR (Q)	1.50%	7.50%	9.00%	2/6/2018	$6,687,055	6,631,621	6,610,154	0.56%

Fabricated Metal Product Manufacturing
Constellation Enterprises, LLC	First Lien Notes	Fixed	-	10.63%	10.63%	2/1/2016	$2,900,000	2,858,907	2,392,500	0.20%	E

Financial Investment Activities
Institutional Shareholder Services, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	7.50%	8.50%	4/30/2022	$6,471,492	6,411,582	6,374,420	0.54%
Marsico Capital Management	First Lien Term Loan	LIBOR (M)	-	5.00%	5.25%	12/31/2022	$10,500,040	13,220,948	2,274,991	0.19%	I
								19,632,530	8,649,411	0.73%

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2014

Showing Percentage of Total Cash and Investments of the Partnership

										% of
Issuer	Instrument	Ref	Floor	Spread	All-In Rate	Maturity	Principal	Cost	Value	Portfolio	Notes

Debt Investments (continued)
Full-Service Restaurants
RM OpCo, LLC	Convertible Second Lien Term Loan Tranche B-1	Fixed	-	8.50%	8.50%	3/30/2018	$1,636,314	$1,614,711	$1,636,314	0.14%	B
RM OpCo, LLC	First Lien Term Loan Tranche A	Fixed	-	7.00%	7.00%	3/21/2016	$3,900,025	3,898,911	3,900,025	0.33%	B
RM OpCo, LLC	Second Lien Term Loan Tranche B	Fixed	-	8.50%	8.50%	3/30/2018	$8,153,188	8,153,188	6,457,325	0.55%	B
RM OpCo, LLC	Second Lien Term Loan Tranche B-1	Fixed	-	8.50%	8.50%	3/30/2018	$2,567,717	2,546,166	2,567,717	0.22%	B
RM OpCo, LLC	Sr Convertible Second Lien Term Loan B	Fixed	-	8.50%	8.50%	3/30/2018	$631,164	631,164	631,164	0.05%	B
								16,844,140	15,192,545	1.29%
Gaming Industries
AP Gaming I, LLC	First Lien Revolver	LIBOR (Q)	-	8.25%	8.41%	12/20/2018	$5,000,000	2,931,716	2,812,500	0.24%
AP Gaming I, LLC	First Lien Term Loan B	LIBOR (Q)	1.00%	8.25%	9.25%	12/20/2020	$14,850,000	14,450,326	14,850,000	1.27%
								17,382,042	17,662,500	1.51%
General Medical and Surgical Hospitals
RegionalCare Hospital Partners, Inc.	Second Lien Term Loan	LIBOR (M)	1.00%	9.50%	10.50%	10/23/2019	$21,017,525	20,729,782	20,964,981	1.79%

Grocery Stores
Bashas, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.50%	7.00%	8.50%	10/8/2019	$10,632,845	10,592,167	10,616,895	0.90%
The Great Atlantic & Pacific Tea Company, Inc.	Term Loan Tranche B	LIBOR (M)	1.00%	8.85%	9.85%	9/17/2019	$20,966,890	20,619,519	20,945,923	1.78%
								31,211,686	31,562,818	2.68%
Insurance Carriers
Acrisure, LLC	Second Lien Additional Notes	LIBOR (Q)	1.00%	10.50%	11.50%	3/31/2020	$2,520,198	2,391,227	2,527,200	0.22%
Acrisure, LLC	Second Lien Notes	LIBOR (Q)	1.00%	10.50%	11.50%	3/31/2020	$29,288,298	28,725,701	29,317,586	2.50%
US Apple Holdco, LLC	First Lien Term Loan	LIBOR (Q)	0.50%	11.50%	12.00%	8/29/2019	$20,000,000	19,247,507	19,940,000	1.70%
								50,364,435	51,784,786	4.42%
Insurance Related Activities
Confie Seguros Holding II Co.	Second Lien Term Loan	LIBOR (M)	1.25%	9.00%	10.25%	5/8/2019	$7,861,809	7,776,100	7,859,372	0.67%

Lessors of Nonfinancial Intangible Assets
ABG Intermediate Holdings 2, LLC	Second Lien Term Loan	LIBOR (S)	1.00%	8.00%	9.00%	5/27/2022	$15,990,714	15,838,253	16,110,644	1.37%

Lessors of Real Estate
Hunt Companies, Inc.	Senior Secured Notes	Fixed	-	9.63%	9.63%	3/1/2021	$13,084,000	12,935,462	13,476,520	1.15%	E/G

Management, Scientific, and Technical Consulting Services
Dodge Data & Analytics, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.75%	9.75%	10/31/2019	$27,923,077	27,174,478	27,853,269	2.37%

Merchant Wholesalers
Envision Acquisition Company, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.75%	9.75%	11/4/2021	$9,079,011	8,914,869	9,044,964	0.77%

Motion Picture and Video Industries
CORE Entertainment, Inc.	First Lien Term Loan	Fixed	-	9.00%	9.00%	6/21/2017	$9,462,231	9,402,044	8,203,755	0.70%
CORE Entertainment, Inc.	Second Lien Term Loan	Fixed	-	13.50%	13.50%	6/21/2018	$7,569,785	7,518,166	6,233,718	0.53%
								16,920,210	14,437,473	1.23%
Newspaper, Periodical, Book, and Directory Publishers
MediMedia USA, Inc.	First Lien Revolver	LIBOR (Q)	-	6.75%	6.99%	5/20/2018	$3,875,000	3,065,963	3,596,543	0.31%
MediMedia USA, Inc.	First Lien Term Loan	LIBOR (Q)	1.25%	6.75%	8.00%	11/20/2018	$9,591,911	9,372,798	9,376,093	0.80%
								12,438,761	12,972,636	1.11%
Nondepository Credit Intermediation
Caribbean Financial Group (Cayman Islands)	Sr Secured Notes	Fixed	-	11.50%	11.50%	11/15/2019	$10,000,000	9,846,274	10,300,000	0.88%	E/G/H
Trade Finance Funding I, Ltd. (Cayman Islands)	Secured Class B Notes	Fixed	-	10.75%	10.75%	11/13/2018	$15,084,000	15,084,000	15,008,580	1.28%	E/H
								24,930,274	25,308,580	2.16%
Nonscheduled Air Transportation
One Sky Flight, LLC	Second Lien Term Loan	Fixed	-	12% Cash + 3% PIK	15.00%	6/3/2019	$18,660,646	17,417,637	19,220,465	1.64%

Oil and Gas Extraction
Jefferson Gulf Coast Energy Partners, LLC	First Lien Term Loan B	LIBOR (M)	1.00%	8.00%	9.00%	2/27/2018	$14,962,500	14,824,074	14,289,188	1.22%
MD America Energy, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	8/4/2019	$10,000,000	9,533,785	9,600,000	0.82%
								24,357,859	23,889,188	2.04%
Other Information Services
TCH-2 Holdings, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	7.75%	8.75%	11/6/2021	$19,988,392	19,704,946	19,288,799	1.64%

Other Telecommunications
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	7.75%	9.00%	4/30/2021	$14,000,000	13,860,000	13,790,000	1.17%

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

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

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2014

Showing Percentage of Total Cash and Investments of the Partnership

							Principal or			%
Issuer	Instrument	Ref	Floor	Spread	All-In Rate	Maturity	Shares	Cost	Value	Portfolio	Notes

Debt Investments (continued)
Textile Furnishings Mills
Lexmark Carpet Mills, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.00%	12/19/2019	$25,000,000	$25,000,000	$24,925,000	2.12%

Utility System Construction
Kawa Solar Holdings Limited	Revolving Credit Facility	Fixed	-	8.00%	8.00%	7/2/2017	$25,000,000	25,000,000	25,000,000	2.13%

Wired Telecommunications Carriers
Alpheus Communications, LLC	Delayed Draw Term Loan	LIBOR (Q)	1.00%	6.92%	7.92%	5/31/2018	$372,616	361,456	371,494	0.03%
Alpheus Communications, LLC	First Lien FILO Term Loan	LIBOR (Q)	1.00%	6.92%	7.92%	5/31/2018	$8,145,022	8,064,048	8,136,877	0.70%
Integra Telecom Holdings, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	8.50%	9.75%	2/22/2020	$15,000,000	14,737,750	14,943,750	1.28%
								23,163,254	23,452,121	2.01%
Wireless Telecommunications Carriers
Gogo, LLC	First Lien Term Loan	LIBOR (Q)	1.50%	9.75%	11.25%	6/21/2017	$19,083,140	18,579,398	19,655,634	1.67%
Gogo, LLC	First Lien Term Loan B-2	LIBOR (Q)	1.00%	6.50%	7.50%	3/21/2018	$5,510,950	5,414,893	5,345,622	0.46%
								23,994,291	25,001,256	2.13%

Total Debt Investments								1,128,140,974	1,113,593,115	94.87%

Equity Securities
Architectural, Engineering, and Related Services
Alion Science & Technology Corporation	Warrants						300	-	3	-	C

Basic Chemical Manufacturing
Green Biologics, Inc.	Warrants to Purchase Stock						376,147	272,594	276,882	0.02	C/E

Business Support Services
Findly Talent, LLC	Membership Units						708,229	230,938	162,184	0.01%	C/E
STG-Fairway Holdings, LLC	Class A Units						841,479	943,287	2,917,492	0.25%	C/E
								1,174,225	3,079,676	0.26%
Communications Equipment Manufacturing
Wasserstein Cosmos Co-Invest, L.P.	Limited Partnership Units						5,000,000	5,000,000	4,175,000	0.36%	B/C/E

Data Processing, Hosting, and Related Services
Anacomp, Inc.	Class A Common Stock						1,255,527	26,711,048	916,535	0.08%	C/E/F
Rightside Group, Ltd.	Warrants						498,855	2,778,622	693,748	0.06%	C/E
								29,489,670	1,610,283	0.14%

Electrical Equipment and Component Manufacturing
NEXTracker, Inc.	Series B Preferred Stock						268,817	999,999	999,999	0.09%	C/E
NEXTracker, Inc.	Warrants to Purchase Stock						357,022	370,118	385,013	0.03%	C/E
								1,370,117	1,385,012	0.12%

Financial Investment Activities
Marsico Holdings, LLC	Common Interest Units						168,698	172,694	16,870	-	C/E/I

Full-Service Restaurants
RM Holdco, LLC	Equity Participation						24	-	792	-	B/C/E
RM Holdco, LLC	Membership Units						13,161,000	2,010,777	-	-	B/C/E
								2,010,777	792	-
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing
Precision Holdings, LLC	Class C Membership Interest						33	-	1,469	-	C/E

Nonmetallic Mineral Mining and Quarrying
EPMC HoldCo, LLC	Membership Units						1,312,720	-	682,614	0.06%	B/E

Nonscheduled Air Transportation
Flight Options Holdings I, Inc.	Warrants to Purchase Common Stock						1,843	1,274,000	3,311,430	0.28%	C/E

Radio and Television Broadcasting
SiTV, Inc.	Warrants to Purchase Common Stock						233,470	300,322	331,527	0.03%	C/E

Retail
Shop Holding, LLC	Class A Units						507,167	480,049	379,665	0.03%	C/E
Shop Holding, LLC	Warrants to Purchase Class A Units						326,691	-	3	-	C/E
								480,049	379,668	0.03%
Scheduled Air Transportation
Aircraft Leased to Delta Air Lines, Inc.
N913DL	Trust Beneficial Interests						1,009	87,287	117,497	0.01%	E/F
N918DL	Trust Beneficial Interests						829	94,907	135,890	0.01%	E/F
N954DL	Trust Beneficial Interests						775	110,643	72,604	0.01%	E/F
N955DL	Trust Beneficial Interests						749	109,549	111,010	0.01%	E/F
N956DL	Trust Beneficial Interests						756	109,486	106,801	0.01%	E/F
N957DL	Trust Beneficial Interests						749	110,163	107,682	0.01%	E/F
N959DL	Trust Beneficial Interests						743	110,838	108,579	0.01%	E/F
N960DL	Trust Beneficial Interests						726	113,477	107,865	0.01%	E/F
N961DL	Trust Beneficial Interests						737	112,742	102,826	0.01%	E/F
N976DL	Trust Beneficial Interests						883	97,111	102,006	0.01%	E/F
Aircraft Leased to United Airlines, Inc.
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests						525	2,548,939	3,177,822	0.27%	E/F
United N661UA-767, LLC (N661UA)	Trust Beneficial Interests						509	2,495,032	3,078,923	0.26%	E/F
								6,100,174	7,329,505	0.63%

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

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

Notes to Consolidated Schedule of Investments:

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

See accompanying notes.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2015	2014

Investment income
Interest income:
Companies less than 5% owned	$30,277,150	$18,140,743
Companies 5% to 25% owned	1,108,278	1,336,864
Companies more than 25% owned	170,825	257,627
Dividend income:
Companies 5% to 25% owned	-	1,968,748
Lease income:
Companies 5% to 25% owned	291,705	121,039
Companies more than 25% owned	-	208,890
Other income:
Companies less than 5% owned	967,395	634,733
Total investment income	32,815,353	22,668,644

Operating expenses
Management and advisory fees	4,359,198	2,886,208
Interest expense	1,703,685	456,861
Administrative expenses	392,794	256,806
Amortization of deferred debt issuance costs	390,933	372,755
Commitment fees	321,522	191,199
Legal fees, professional fees and due diligence expenses	149,990	117,760
Custody fees	69,313	49,932
Director fees	56,726	57,023
Insurance expense	55,655	35,952
Other operating expenses	298,393	15,981
Total operating expenses	7,798,209	4,440,477

Net investment income	25,017,144	18,228,167

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in companies less than 5% owned	(105,868)	(6,795,721)
Investments in companies 5% to 25% owned	395	375
Investments in companies more than 25% owned	19,167	-
Net realized loss	(86,306)	(6,795,346)

Net change in net unrealized appreciation/depreciation	521,860	11,975,364
Net realized and unrealized gain	435,554	5,180,018

Dividends on Series A preferred equity facility	(362,673)	(369,135)
Net change in accumulated dividends on Series A
preferred equity facility	20,734	10,495
Net increase in net assets applicable to common limited and general partners resulting from operations	$25,110,759	$23,049,545

See accompanying notes.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statements of Changes in Net Assets

	Three Months Ended March 31, 2015 (Unaudited)
		Common
		Limited	General
	Total	Partner	Partner
Net assets applicable to common limited and general partners, beginning of year	$833,816,090	$833,816,090	$-

Contributions from common limited partner	202,624	202,624	-

Net investment income	25,017,144	20,429,047	4,588,097
Net realized loss	(86,306)	(86,306)	-
Net change in unrealized appreciation/depreciation	521,860	521,860	-
Dividends paid on preferred equity facility	(362,673)	(290,138)	(72,535)
Net change in accumulated dividends on preferred equity facility	20,734	16,587	4,147
Net increase in net assets applicable to common limited and general partners resulting from operations	25,110,759	20,591,050	4,519,709

Distributions to common limited and general partners from:
Net investment income	(22,125,194)	(17,605,485)	(4,519,709)

Net assets applicable to common limited and general partners, end of period (including accumulated net investment income of $25,544,521 in the account of the Common Limited Partner)	$837,004,279	$837,004,279	$-

	Year Ended December 31, 2014
		Common
		Limited	General
	Total	Partner	Partner
Net assets applicable to common limited and general partners, beginning of year	$552,263,625	$551,095,042	$1,168,583

Contributions from common limited partner	312,201,570	312,201,570	-

Net investment income	83,149,098	67,690,585	15,458,513
Net realized loss	(21,118,867)	(20,215,019)	(903,848)
Net change in unrealized appreciation/depreciation	(6,185,711)	(5,920,975)	(264,736)
Dividends paid on preferred equity facility	(1,444,634)	(1,155,707)	(288,927)
Net change in accumulated dividends on preferred equity facility	6,462	5,170	1,292
Net increase in net assets applicable to common limited and general partners resulting from operations	54,406,348	40,404,054	14,002,294

Distributions to common limited and general partners from:
Net investment income	(85,055,453)	(69,884,576)	(15,170,877)

Net assets applicable to common limited and general partners, end of period (including accumulated net investment income of $22,994,510 in the account of the Common Limited Partner)	$833,816,090	$833,816,090	$-

See accompanying notes.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2015	2014

Operating activities
Net increase in net assets applicable to common limited and general partners resulting from operations	$25,110,759	$23,049,545
Adjustments to reconcile net increase in net assets applicable to common shareholders resulting from operations to net cash used in operating activities:
Net realized loss	86,306	6,795,346
Net change in unrealized appreciation/depreciation of investments	(619,194)	(11,974,865)
Dividends paid on Series A preferred equity facility	362,673	369,135
Net change in accumulated dividends on Series A preferred equity facility	(20,734)	(10,495)
Accretion of original issue discount on investments	(1,468,582)	(551,826)
Net accretion of market discount/premium	(50,789)	(178,840)
Interest and dividend income paid in kind	(1,327,819)	(1,084,557)
Amortization of deferred debt issuance costs	390,933	372,755
Changes in assets and liabilities:
Purchases of investment securities	(105,494,037)	(109,301,941)
Proceeds from sales, maturities and paydowns of investments	50,432,745	66,876,929
Increase in accrued interest income - companies less than 5% owned	(2,741,907)	(1,997,625)
Increase in accrued interest income - companies 5% to 25% owned	(257,338)	(264,538)
Decrease in accrued interest income - companies more than 25% owned	3,550	3,172
Decrease in receivable for investments sold	5,851,369	2,574,247
Increase in prepaid expenses and other assets	(137,903)	(448,303)
Decrease in payable for investments purchased	(2,049,518)	(13,192,340)
Decrease in payable to the Investment Manager	(139,595)	(143,065)
Decrease in payable to parent	(1,018,239)	(433,020)
Increase (decrease) in interest payable	104,669	(98,929)
Increase (decrease) in accrued expenses and other liabilities	(152,020)	33,680
Net cash used in operating activities	(33,134,671)	(39,605,535)

Financing activities
Borrowings	64,000,000	114,000,000
Repayments of debt	(10,000,000)	(52,000,000)
Payments of debt issuance costs	(500,000)	(763,980)
Dividends paid on Series A preferred equity facility	(362,673)	(369,135)
Dividends paid to common limited partner	(17,605,485)	(13,785,196)
Distributions of incentive allocation to the General Partner	(4,303,040)	(3,318,900)
Contributions from the common limited partner	202,624	-
Net cash provided by financing activities	31,431,426	43,762,789

Net increase (decrease) in cash and cash equivalents	(1,703,245)	4,157,254
Cash and cash equivalents at beginning of period	27,268,792	22,984,182
Cash and cash equivalents at end of period	$25,565,547	$27,141,436

Supplemental cash flow information
Interest payments	$1,599,017	$235,336

See accompanying notes.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015

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

March 31, 2015

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

All investments are valued at least quarterly based on affirmative pricing or quotations from independent third- party sources, with the exception of investments priced directly by the Investment Manager which together comprise, in total, less than 5% of the capitalization of the Partnership. Investments listed on a recognized exchange or market quotation system, whether U.S. or foreign, are valued for financial reporting purposes as of the last business day of the reporting period using the closing price on the date of valuation. Liquid investments not listed on a recognized exchange or market quotation system are valued using prices provided by a nationally recognized pricing service or by using quotations from broker-dealers. Investments not priced by a pricing service or for which market quotations are either not readily available or are determined to be unreliable are valued using affirmative valuations performed by independent valuation services or, for investments aggregating less than 5% of the total capitalization of the Partnership, directly by the Investment Manager.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2015

2. Summary of Significant Accounting Policies (continued)

Fair valuations of investments are determined under a documented valuation policy that has been reviewed and approved by the Board of Directors, and are subject to their approval in good faith. Generally, to increase objectivity in valuing the investments, the Investment Manager will utilize external measures of value, such as public markets or third-party transactions, whenever possible. The Investment Manager’s valuation is not based on long-term work-out value, immediate liquidation value, nor incremental value for potential changes that may take place in the future. The values assigned to investments that are valued by the Investment Manager are based on available information and do not necessarily represent amounts that might ultimately be realized, as these amounts depend on future circumstances and cannot reasonably be determined until the individual investments are actually liquidated. The foregoing policies apply to all investments, including those in companies and groups of affiliated companies aggregating more than 5% of the Partnership’s assets.

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

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2015

2. Summary of Significant Accounting Policies (continued)

At March 31, 2015, the Partnership’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt		Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$-		$-	$-
2	Other observable market inputs *	141,479,890		28,250,105	-
3	Independent third-party pricing sources that employ significant unobservable inputs	896,258,108		102,793,711	32,000,389
3	Investment Manager valuations with significant unobservable inputs	(112,500	)†	-	2,674,813
Total		$1,037,625,498		$131,043,816	$34,675,202

* For example, quoted prices in inactive markets or quotes for comparable investments.

† Negative balance relates to an unfunded commitment that was acquired and valued at a discount.

Unobservable inputs used in the fair value measurement of Level 3 investments as of March 31, 2015 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.)
Bank Debt	$656,222,545	Market rate approach	Market yields	4.0% - 27.5% (12.0%)
	207,595,138	Market quotations	Indicative bid/ask quotes	1 - 5 (1)
	18,657,399	Market comparable companies	Revenue multiples	0.4x – 2.5x (0.8x)
	13,670,526	Market comparable companies	EBITDA multiples	6.5x – 10.6x (8.2x)
Other Corporate Debt	4,539,586	Market rate approach	Market yields	13.8% (13.8%)
	89,229,410	Market quotations	Indicative bid/ask quotes	1 - 10 (3)
	9,024,715	Market comparable companies	EBITDA multiples	8.0x (8.0x)
Equity	7,454,244	Market rate approach	Market yields	5.8% - 18.0% (7.5%)
	4,885,122	Market quotations	Indicative bid/ask quotes	1 - 2 (1)
	1,268,082	Market comparable companies	Revenue multiples	0.4x - 1.1x (1.1x)
	21,067,754	Market comparable companies	EBITDA multiples	4.6x – 8.0x (6.7x)
$1,033,614,521

Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Market yields	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2015

2. Summary of Significant Accounting Policies (continued)

Changes in investments categorized as Level 3 during the three months ended March 31, 2015 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$840,538,179	$56,621,975	$30,618,142
Net realized and unrealized gains (losses)	(3,621,932)	(351,837)	1,150,788
Acquisitions	107,285,828	-	825,325
Dispositions	(40,440,792)	(2,516,390)	(593,866)
Transfers out of Level 3 ‡	(21,353,175)	(6,818,440)	-
Transfers into Level 3 §	13,790,000	51,247,225	-
Reclassifications within Level 3 **	60,000	4,611,178	-
Ending balance	$896,258,108	$102,793,711	$32,000,389

Net change in unrealized appreciation/ depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(3,853,899)	$(408,035)	$1,150,788

‡  Comprised of three investments that transferred to Level 2 due to increased observable market activity.

§  Comprised of three investments that transferred from Level 2 due to reduced trading volumes.

**  Comprised of one investment that reclassified from Investment Manager Valuation and one that reclassified to Investment Manager Valuation.

	Investment Manager Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$-	$4,611,178	$2,324,629
Net realized and unrealized gains (losses)	(61,492)	-	350,184
Acquisitions	8,992	-	-
Dispositions	-	-	-
Reclassifications within Level 3 *	(60,000)	(4,611,178)	-
Ending balance	$(112,500)†	$-	$2,674,813

Net change in unrealized appreciation/ depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(61,492)	$-	$350,183

*  Comprised of one investment that reclassified to Independent Third-Party Valuation and one that reclassified from Independent Third-Party Valuation.

† Negative balance relates to an unfunded commitment that was acquired and valued at a discount.

There were no transfers between Level 1 and 2 during the three months ended March 31, 2015.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2015

2. Summary of Significant Accounting Policies (continued)

At March 31, 2014, the Partnership’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt		Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$-		$-	$467,763
2	Other observable market inputs *	70,146,046		67,557,294	-
3	Independent third-party pricing sources that employ significant unobservable inputs	573,872,294		64,047,014	29,595,404
3	Investment Manager valuations with significant unobservable inputs	(441,060	)†	7,560,346	2,852,647
Total		$643,577,280		$139,164,654	$32,915,814

* For example, quoted prices in inactive markets or quotes for comparable investments.

† Negative balance relates to an unfunded commitment that was acquired and valued at a discount.

Changes in investments categorized as Level 3 during the three months ended March 31, 2014 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$515,953,643	$53,334,634	$36,066,746
Net realized and unrealized gains (losses)	4,633,345	833,673	(1,034,764)
Acquisitions	98,772,793	13,080,946	894,302
Dispositions	(30,758,320)	(14,077,239)	(6,330,880)
Transfers out of Level 3 ‡	(14,729,167)	-	-
Transfers into Level 3 §	-	10,875,000	-
Ending balance	$573,872,294	$64,047,014	$29,595,404

Net change in unrealized appreciation/ depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$5,296,423	$862,015	$325,048

‡  Comprised of one investment that transferred to Level 2 due to increased observable market activity.

§  Comprised of one investment that transferred from Level 2 due to reduced trading volumes.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2015

2. Summary of Significant Accounting Policies (continued)

	Investment Manager Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$4,060,800	$7,631,335	$2,837,707
Net realized and unrealized losses	(1,860)	(70,989)	(188,519)
Acquisitions	-	-	230,938
Dispositions	(4,500,000)	-	(27,479)
Ending balance	$(441,060)**	$7,560,346	$2,852,647

Net change in unrealized appreciation/ depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(1,860)	$(70,989)	$(215,999)

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

March 31, 2015

2. Summary of Significant Accounting Policies (continued)

Restricted Investments

The Partnership may invest without limitation in instruments that are subject to legal or contractual restrictions on resale. These instruments generally may be resold to institutional investors in transactions exempt from registration or to the public if the securities are registered. Disposal of these investments may involve time-consuming negotiations and additional expense, and prompt sale at an acceptable price may be difficult. Information regarding restricted investments is included at the end of the Consolidated Schedule of Investments. Restricted investments, including any restricted investments in affiliates, are valued in accordance with the investment valuation policies discussed above.

Foreign Investments

The Partnership may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 1.4% and 1.7% of total investments at March 31, 2015 and December 31, 2014, respectively. Such positions were converted at the respective closing rate in effect at March 31, 2015 and December 31, 2014 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

Derivatives

In order to mitigate certain currency exchange and interest rate risks, the Partnership has entered into certain swap and option transactions. All derivatives are recognized as either assets or liabilities in the Consolidated Statements of Assets and Liabilities. The transactions entered into are accounted for using the mark-to-market method with the resulting change in fair value recognized in earnings for the current period. Risks may arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts and from unanticipated movements in interest rates and the value of foreign currency relative to the U.S. dollar.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2015

2. Summary of Significant Accounting Policies (continued)

The Partnership did not enter into any new derivative transactions during the three months ended March 31, 2015. At March 31, 2015, the Partnership held an interest rate cap with a notional amount of $25,000,000 and a cross currency basis swap with a notional amount of $4,289,019. Gains and losses from derivatives during the three months ended March 31, 2015 were included in net realized and unrealized loss on investments in the Consolidated Statements of Operations as follows:

Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)
Cross currency basis swap	$-	$1,633,166
Interest rate cap	-	(426)

The Partnership did not enter into any new derivative transactions during the three months ended March 31, 2014. At March 31, 2014, the Partnership held an interest rate cap with a notional amount of $25,000,000 and a cross currency basis swap with a notional amount of $4,289,019. Gains and losses from derivatives during the three months ended March 31, 2014 were included in net realized and unrealized loss on investments in the Consolidated Statements of Operations as follows:

Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)
Cross currency basis swaps	$-	$30,499
Interest rate cap	-	(5,534)

Valuations of derivatives held at March 31, 2015 and March 31, 2014 were determined using observable market inputs other than quoted prices in active markets for identical assets and, accordingly, are classified as Level 2 in the GAAP valuation hierarchy.

Debt Issuance Costs

Costs of approximately $1.5 million were incurred during 2013 in connection with the extension of the Partnership’s revolving credit facility (see Note 4). Costs of approximately $1.6 million, $1.8 million and $0.5 million were incurred during 2013, 2014 and 2015 in connection with placing and extending TCPC Funding’s revolving credit facility (see Note 4), respectively. Costs of approximately $1.5 million were incurred during 2014 in connection with placing TCPC SBIC’s SBA debentures (see Note 4). These costs were deferred and are being amortized on a straight-line basis over the estimated life of the respective instruments. The impact of utilizing the straight-line amortization method versus the effective-interest method is not material to the operations of the Partnership.

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

March 31, 2015

2. Summary of Significant Accounting Policies (continued)

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

Income Taxes

The income or loss of the Partnership, TCPC Funding and the SBIC is reported in the respective partners’ income tax returns. Consequently, no income taxes are paid at the partnership level or reflected in the Partnership’s financial statements. In accordance with ASC Topic 740 – Income Taxes, the Partnership recognizes in its consolidated financial statements the effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination. As of March 31, 2015, all tax years of the Partnership, TCPC Funding and the SBIC since January 1, 2011 remain subject to examination by federal tax authorities. No such examinations are currently pending.

Cost and unrealized appreciation and depreciation of the Partnership’s investments (including derivatives) for U.S. federal income tax purposes at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
Unrealized appreciation	$36,756,099	$32,342,656
Unrealized depreciation	(77,433,187)	(73,638,935)
Net unrealized depreciation	(40,677,088)	(41,296,279)

Cost	$1,247,372,451	$1,189,550,272

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Under this new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 applies to all entities and is effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years. Early application is not permitted. The Partnership is currently evaluating the impact this ASU will have on its consolidated financial statements.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2015

2. Summary of Significant Accounting Policies (continued)

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs, which generally requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The Partnership does not expect adoption of this guidance to have a material impact on its consolidated financial statements.

3. Management Fees, Incentive Compensation and Other Expenses

The Partnership’s management fee is calculated at an annual rate of 1.5% of total assets (excluding cash and cash equivalents) of TCPC on a consolidated basis as of the beginning of each quarter and is payable to the Investment Manager quarterly in arrears.

Incentive compensation is only paid to the extent that TCPC’s total performance exceeds a cumulative 8% annual return since January 1, 2013 (the “Total Return Hurdle”). Beginning January 1, 2013, the incentive compensation equals 20% of net investment income (reduced by preferred dividends) and 20% of net realized gains (reduced by any net unrealized losses), subject to the Total Return Hurdle. The incentive compensation is payable quarterly in arrears as an allocation and distribution to the General Partner and is calculated as the difference between cumulative incentive compensation earned since January 1, 2013 and cumulative incentive compensation paid since January 1, 2013. A reserve for incentive compensation is allocated to the account of the General Partner based on the amount of additional incentive compensation that would have been distributable to the General Partner assuming a hypothetical liquidation of TCPC and the Partnership at net asset value on the balance sheet date. At March 31, 2015 and December 31, 2014, the General Partner’s equity interest in the Partnership was comprised entirely of such reserve amount, if any, as reflected in the Consolidated Statement of Changes in Net Assets.

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

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2015

4. Leverage

Leverage is comprised of amounts outstanding under senior secured revolving credit facilities issued by the Partnership (the “Partnership Facility”) and TCPC Funding (the “TCPC Funding Facility,” and, together with the Partnership Facility, the “Revolving Facilities”), debentures guaranteed by the SBA (the “SBA Debentures”), and amounts outstanding under a preferred equity facility issued by the Partnership (the “Preferred Interests”). Total leverage outstanding and available at March 31, 2015 were as follows:

	Maturity	Rate		Carrying Value	Available	Total Capacity
Partnership Facility	2016	L+2.5	%*	$99,000,000	$17,000,000	$116,000,000
TCPC Funding Facility	2019	L+2.25	%*	150,000,000	150,000,000	300,000,000
SBA Debentures	2024-2025	2.846	%†	28,000,000	47,000,000	75,000,000
Preferred Interests	2016	L+0.85	%*	134,000,000	-	134,000,000
Total leverage				$411,000,000	$214,000,000	$625,000,000

* Based on either LIBOR or the lender’s cost of funds, subject to certain limitations.

† Weighted-average interest rate. Excludes SBA fees of 0.355% per annum.

Total leverage outstanding and available at December 31, 2014 were as follows:

	Maturity	Rate		Carrying Value †	Available	Total Capacity
Partnership Facility	2016	L+2.5	%*	$70,000,000	$46,000,000	$116,000,000
TCPC Funding Facility	2017	L+2.5	%*	125,000,000	125,000,000	250,000,000
SBA Debentures	2024-2025	3.015	%†	28,000,000	47,000,000	75,000,000
Preferred Interests	2016	L+0.85	%*	134,000,000	-	134,000,000
Total leverage				$357,000,000	$218,000,000	$575,000,000

* Based on either LIBOR or the lender’s cost of funds, subject to certain limitations.

† Interest rate on pooled loans, excluding fees of 0.355%. As of December 31, 2014, $9.5 million of the outstanding amount bore interest at a temporary rate of 0.555% plus fees of 0.355% through March 25, 2015, the date of the next SBA pooling.

The combined weighted-average interest and dividend rates on total leverage outstanding at March 31, 2015 and December 31, 2014 were 2.29% and 2.15%, respectively.

Total expenses related to debt include:

	Three Months Ended March 31,
	2015	2014
Interest expense	$1,703,685	$456,861
Amortization of deferred debt issuance costs	390,933	372,755
Commitment fees	321,522	191,199
Total	$2,416,140	$1,020,815

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2015

4. Leverage (continued)

Amounts outstanding under the Revolving Facilities and the SBA Debentures are carried at amortized cost in the Statements of Assets and Liabilities. As of March 31, 2015, the estimated fair value of the Partnership Facility and the SBA Debentures approximated its carrying value, and the TCPC Funding Facility had an estimated fair value of $150.7 million. The estimated fair values of the Revolving Facilities and the SBA Debentures are determined by discounting projected remaining payments using market interest rates for borrowings of the Partnership and entities with similar credit risks at the measurement date. At March 31, 2015, the fair values of the Revolving Facilities and the SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

Partnership Facility

The Partnership Facility provides for amounts to be drawn up to $116 million, subject to certain collateral and other restrictions. The Partnership Facility matures on July 31, 2016. Most of the cash and investments held directly by the Partnership, as well as the net assets of TCPC Funding and the SBIC, are included in the collateral for the facility.

Advances under the Partnership Facility through July 31, 2014 bore interest at an annual rate equal to 0.44% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). Advances under the Partnership Facility for periods from July 31, 2014 through the maturity date of the facility bear interest at an annual rate equal to 2.5% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.20% per annum on the unused portion of the facility, or 0.25% per annum when less than $46.4 million in borrowings are outstanding. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Partnership fail to satisfy certain financial or other covenants. As of March 31, 2015, the Partnership was in full compliance with such covenants.

SBA Debentures

As of March 31, 2015 the SBIC is able to issue up to $75 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of March 31, 2015, the Partnership had committed $75 million of regulatory capital to the SBIC, $33.0 million of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of LIBOR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2015

4. Leverage (continued)

SBA Debentures outstanding as of March 31, 2015 were as follows:

Issuance Date	Maturity	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 24, 2014	September 1, 2024	$18,500,000	3.015%	0.355%
March 25, 2015	March 1, 2025	9,500,000	2.517%	0.355%
		$28,000,000	2.846%*

* Weighted-average interest rate.

TCPC Funding Facility

The TCPC Funding Facility was issued on May 15, 2013. On March 6, 2015, the facility was expanded and the maturity date was extended. As of March 31, 2015, the facility provides for amounts to be drawn up to $300 million, subject to certain collateral and other restrictions. The TCPC Funding Facility matures on March 6, 2019, subject to extension by the lender at the request of TCPC Funding. The facility contains an accordion feature which allows for expansion of the facility up to $350 million subject to consent from the lender and other customary conditions. The cash and investments of TCPC Funding are included in the collateral for the facility.

As of March 31, 2015, borrowings under the TCPC Funding Facility bore interest at a rate of LIBOR plus 2.25% per annum. In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.50% per annum on the unused portion of the facility, or 0.75% per annum when the unused portion is greater than 33% of the total facility and an administrative fee of 0.25% per annum. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding fail to satisfy certain financial or other covenants. As of March 31, 2015, TCPC Funding was in full compliance with such covenants.

Preferred Interests

At March 31, 2015, the Preferred Interests were comprised of 6,700 Series A preferred limited partner interests issued and outstanding with a liquidation preference of $20,000 per interest. The Preferred Interests accrue dividends at an annual rate equal to 0.85% plus either LIBOR or the interestholder’s cost of funds (subject to a cap of LIBOR plus 20 basis points). The Preferred Interests are redeemable at the option of the Partnership, subject to certain conditions. Additionally, under certain conditions, the Partnership may be required to either redeem certain of the Preferred Interests or repay indebtedness, at the Partnership’s option. Such conditions would include a failure by the Partnership to maintain adequate collateral as required by its credit facility agreement or by the Statement of Preferences of the Preferred Interests or a failure by the Partnership to maintain sufficient asset coverage as required by the 1940 Act. As of March 31, 2015, the Partnership was in full compliance with such requirements.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2015

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

The Consolidated Schedule of Investments includes certain revolving loan facilities and other commitments held by the Partnership with unfunded balances at March 31, 2015 as follows:

Revolving Loan Facilities	$45,669,716
Delayed Draw Loans and Notes	70,988,460
Letters of Credit	9,379,246
Total Unfunded Commitments	$126,037,422

6. Related Party Transactions

TCPC, the Partnership, TCPC Funding, the SBIC, the Investment Manager, the General Partner and their members and affiliates may be considered related parties. From time to time, the Partnership advances payments to third parties on behalf of TCPC which are reimbursable through deductions from distributions to TCPC. At March 31, 2015, no such amounts were outstanding. From time to time, the Investment Manager advances payments to third parties on behalf of the Partnership and receives reimbursement from the Partnership. At March 31, 2015, amounts reimbursable to the Investment Manager totaled $189,265, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Partnership (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Partnership, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Partnership. For the three months ended March 31, 2015 and 2014, expenses allocated pursuant to the Administration Agreements totaled $392,794 and $256,806, respectively.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2015

6. Related Party Transactions (continued)

On November 25, 2014, the Partnership obtained an exemptive order (the “Exemptive Order”) from the Securities and Exchange Commission permitting the Partnership to purchase certain investments from affiliated investment companies at fair value. The Exemptive Order exempts the Partnership from provisions of Sections 17(a) and 57(a) of the 1940 Act which would otherwise restrict such transfers. All such purchases are subject to the conditions set forth in the Exemptive Order, which among others include certain procedures to verify that each purchase is done at the current fair value of the respective investment. During the three months ended March 31, 2015, the Partnership purchased approximately $63.6 million of investments from affiliates (as defined in the 1940 Act), which were classified as Level 2 in the GAAP valuation hierarchy at the time of the transfer and the selling party has no continuing involvement in the transferred assets. All of the transfers were consummated in accordance with the provisions of the Exemptive Order and were accounted for as a purchase in accordance with ASC 860, Transfers and Servicing.

7. Distributions

The Partnership’s distributions are recorded on the record date. The timing of distributions is determined by the General Partner, which has provided the Investment Manager with certain criteria for such distributions.

8. Subsequent Events

On May 7, 2015, TCPC’s board of directors declared a second quarter regular dividend of $0.36 per share payable on June 30, 2015 to stockholders of record as of the close of business on June 16, 2015.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2015

9. Financial Highlights

Three Months Ended
March 31, 2015

Return on invested assets (1), (2)	1.9%

Gross return to common limited partner (1)	3.0%
Less: General Partner incentive allocation (1)	(0.6%)
Return to common limited partner (1), (3)	2.4%

Ratios to average common equity: (4), (5)
Net investment income	9.9%
Expenses	3.8%
Expenses and General Partner allocation	4.3%

Ending net assets attributable to common limited partner	$837,004,279
Portfolio turnover rate (1)	4.3%
Weighted-average leverage outstanding (6)	$377,855,556
Weighted-average interest rate on leverage (7)	2.2%

(1)	Not annualized.

(2)	Return on invested assets is a time-weighted, geometrically linked rate of return and excludes cash and cash equivalents.

(3)	Returns (net of dividends on the preferred equity facility, allocations to General Partner and Partnership expenses, including financing costs and management fees) are calculated on a monthly geometrically linked, time-weighted basis.

(4)	Net investment income and expenses annualized. General Partner allocation not annualized.

(5)	These ratios include interest expense but do not reflect the effect of dividends on the preferred equity facility.

(6)	Includes both debt and preferred leverage.

(7)	Includes dividends on the preferred leverage facility.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Schedule of Change in Investments in Affiliates (1) (Unaudited)

Three Months Ended March 31, 2015

Security	Dividends or Interest (2)	Fair Value at December 31, 2014	Acquisitions (3)	Dispositions (4)	Fair Value at March 31, 2015
AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/16	$146,087	$4,869,577	$-	$-	$4,869,577
AGY Holding Corporation, Senior Secured 2nd Lien Notes, 11%, due 11/15/16	254,870	9,017,764	6,951	-	9,024,715
Anacomp, Inc., Class A Common Stock	-	916,535	351,547	-	1,268,082
EPMC HoldCo, LLC, Membership Units	-	682,614	-	-	682,614
Globecomm Systems Inc., Senior Secured 1st Lien Term Loan, LIBOR + 7.625%, 1.25% LIBOR Floor, due 12/11/18	329,475	14,656,950	119,728	(37,500)	14,739,178
KAGY Holding Company, Inc., Series A Preferred Stock	-	121,975	16,901	-	138,876
N659UA Aircraft Secured Mortgage, 12%, due 2/28/16	44,150	1,659,003	-	(324,602)	1,334,401
N661UA Aircraft Secured Mortgage, 12%, due 5/4/16	48,079	1,899,950	-	(326,027)	1,573,923
N913DL Aircraft Secured Mortgage, 8%, due 3/15/17	3,877	209,168	-	(22,530)	186,638
N918DL Aircraft Secured Mortgage, 8%, due 8/15/18	6,075	320,440	-	(19,607)	300,833
N954DL Aircraft Secured Mortgage, 8%, due 3/20/19	8,376	437,679	315	(22,427)	415,567
N955DL Aircraft Secured Mortgage, 8%, due 6/20/19	8,827	460,258	539	(21,573)	439,224
N956DL Aircraft Secured Mortgage, 8%, due 5/20/19	8,777	457,902	479	(21,932)	436,449
N957DL Aircraft Secured Mortgage, 8%, due 6/20/19	8,905	464,283	544	(21,761)	443,066
N959DL Aircraft Secured Mortgage, 8%, due 7/20/19	9,031	470,601	612	(21,593)	449,619
N960DL Aircraft Secured Mortgage, 8%, due 10/20/19	9,484	493,258	831	(21,275)	472,814
N961DL Aircraft Secured Mortgage, 8%, due 8/20/19	9,312	484,908	694	(21,789)	463,813
N976DL Aircraft Secured Mortgage, 8%, due 2/15/18	5,931	314,588	-	(22,907)	291,681
N913DL Equipment Trust Beneficial Interests	5,686	117,497	22,052	(24,462)	115,087
N918DL Equipment Trust Beneficial Interests	4,671	135,890	20,327	(22,334)	133,883
N954DL Equipment Trust Beneficial Interests	4,615	72,604	28,128	(26,938)	73,794
N955DL Equipment Trust Beneficial Interests	4,340	111,010	25,863	(26,609)	110,264
N956DL Equipment Trust Beneficial Interests	4,372	106,800	26,371	(26,975)	106,196
N957DL Equipment Trust Beneficial Interests	4,302	107,682	26,251	(26,864)	107,068
N959DL Equipment Trust Beneficial Interests	4,233	108,579	26,133	(26,754)	107,959
N960DL Equipment Trust Beneficial Interests	3,996	107,865	26,156	(26,669)	107,352
N961DL Equipment Trust Beneficial Interests	4,094	102,826	26,763	(27,137)	102,452
N976DL Equipment Trust Beneficial Interests	4,513	102,006	25,296	(25,640)	101,662
RM Holdco, LLC, Equity Participation	-	792	-	(624)	168
RM Holdco, LLC, Membership Units	-	-	-	-	-
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 7%, due 3/21/16	68,270	3,900,025	4,861	(50,219)	3,854,666
RM OpCo, LLC, Senior Secured 2nd Lien Term Loan Tranche B, 8.5%, due 3/30/18	175,761	6,457,325	176,436	(1,168,695)	5,465,066
RM OpCo, LLC, Senior Secured 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	63,242	2,567,717	63,455	(7,889)	2,623,283
RM OpCo, LLC, Convertible 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	35,274	1,636,314	35,409	-	1,671,723
RM OpCo, LLC, Senior Convertible 2nd Lien Term Loan B, 8.5%, due 3/30/18	23,766	631,164	648,995	-	1,280,160
United N659UA-767, LLC (N659UA)	121,752	3,177,822	303,146	(238,603)	3,242,365
United N661UA-767, LLC (N661UA)	125,131	3,078,923	293,990	(226,749)	3,146,164
Wasserstein Cosmos Co-Invest, L.P., Limited Partnership Units	-	4,175,000	1,050,000	-	5,225,000

Notes to Consolidated Schedule of Changes in Investments in Affiliates:

(1)	The issuers of the securities listed on this schedule are considered affiliates under the Investment Company Act of 1940 due to the ownership by the Company of 5% or more of the issuers' voting securities.

(2)	Also includes fee and lease income as applicable.

(3)	Acquisitions include new purchases, PIK income and net unrealized appreciation.

(4)	Dispositions include decreases in the cost basis from sales, paydowns, mortgage amortizations, aircraft depreciation and net unrealized depreciation.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Schedule of Changes in Investments in Affiliates (1)

Year Ended December 31, 2014

Security	Dividends or Interest (2)	Fair Value at January 1, 2014	Acquisitions (3)	Dispositions (4)	Fair Value at December 31, 2014
AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/16	$327,716	$2,056,927	$2,812,650	$-	$4,869,577
AGY Holding Corporation, Senior Secured 2nd Lien Notes, 11%, due 11/15/16	1,019,480	9,268,000	-	(250,236)	9,017,764
Anacomp, Inc., Class A Common Stock	-	1,004,422	-	(87,887)	916,535
EPMC HoldCo, LLC, Membership Units	-	1,562,137	969,968	(1,849,491)	682,614
ESP Holdings, Inc., Cumulative Preferred 15%	1,968,748	3,947,862	239,170	(4,187,032)	-
ESP Holdings, Inc., Common Stock	289,315	2,856,346	6,981,836	(9,838,181)	-
ESP Holdings, Inc., Junior Unsecured Subordinated Promissory Notes, 6% Cash + 10% PIK, due 12/31/19	205,175	7,959,369	-	(7,959,369)	-
Globecomm Systems Inc., Senior Secured 1st Lien Term Loan, LIBOR + 7.625%, 1.25% LIBOR Floor, due 12/11/18	1,344,702	15,097,500	1,500	(442,050)	14,656,950
KAGY Holding Company, Inc., Series A Preferred Stock	-	662,134	-	(540,159)	121,975
N510UA Aircraft Secured Mortgage, 20%, due 10/26/16	52,092	404,605	-	(404,605)	-
N512UA Aircraft Secured Mortgage, 20%, due 10/26/16	53,275	414,010	-	(414,010)	-
N536UA Aircraft Secured Mortgage, 16%, due 9/29/14	4,678	114,000	-	(114,000)	-
N545UA Aircraft Secured Mortgage, 16%, due 8/29/15	25,964	275,405	-	(275,405)	-
N585UA Aircraft Secured Mortgage, 20%, due 10/25/16	27,571	486,115	-	(486,115)	-
N659UA Aircraft Secured Mortgage, 12%, due 2/28/16	262,962	2,948,986	-	(1,289,983)	1,659,003
N661UA Aircraft Secured Mortgage, 12%, due 5/4/16	274,461	3,171,026	-	(1,271,076)	1,899,950
N510UA Equipment Trust Beneficial Interests	86,342	465,625	285,805	(751,430)	-
N512UA Equipment Trust Beneficial Interests	85,549	458,277	281,999	(740,276)	-
N536UA Equipment Trust Beneficial Interests	40,259	656,766	80,397	(737,163)	-
N545UA Equipment Trust Beneficial Interests	107,483	641,840	163,935	(805,775)	-
N585UA Equipment Trust Beneficial Interests	31,098	571,706	322,126	(893,832)	-
N913DL Aircraft Secured Mortgage, 8%, due 3/15/17	19,714	296,820	-	(87,652)	209,168
N918DL Aircraft Secured Mortgage, 8%, due 8/15/18	28,023	397,290	-	(76,850)	320,440
N954DL Aircraft Secured Mortgage, 8%, due 3/20/19	37,801	524,620	-	(86,941)	437,679
N955DL Aircraft Secured Mortgage, 8%, due 6/20/19	39,443	543,320	-	(83,062)	460,258
N956DL Aircraft Secured Mortgage, 8%, due 5/20/19	39,309	542,640	-	(84,738)	457,902
N957DL Aircraft Secured Mortgage, 8%, due 6/20/19	39,787	548,250	-	(83,967)	464,283
N959DL Aircraft Secured Mortgage, 8%, due 7/20/19	40,262	553,520	-	(82,919)	470,601
N960DL Aircraft Secured Mortgage, 8%, due 10/20/19	42,013	574,430	-	(81,172)	493,258
N961DL Aircraft Secured Mortgage, 8%, due 8/20/19	41,423	568,310	-	(83,402)	484,908
N976DL Aircraft Secured Mortgage, 8%, due 2/15/18	28,046	404,600	-	(90,012)	314,588
N913DL Equipment Trust Beneficial Interests	18,477	125,970	85,559	(94,032)	117,497
N918DL Equipment Trust Beneficial Interests	14,907	142,970	82,257	(89,336)	135,890
N954DL Equipment Trust Beneficial Interests	14,119	68,000	112,356	(107,752)	72,604
N955DL Equipment Trust Beneficial Interests	13,186	113,560	103,886	(106,436)	111,010
N956DL Equipment Trust Beneficial Interests	13,244	108,800	105,904	(107,904)	106,800
N957DL Equipment Trust Beneficial Interests	12,996	109,650	105,488	(107,456)	107,682
N959DL Equipment Trust Beneficial Interests	12,756	110,500	105,095	(107,016)	108,579
N960DL Equipment Trust Beneficial Interests	11,868	109,650	104,892	(106,676)	107,865
N961DL Equipment Trust Beneficial Interests	12,161	103,870	107,504	(108,548)	102,826
N976DL Equipment Trust Beneficial Interests	13,666	103,033	101,533	(102,560)	102,006
RM Holdco, LLC, Equity Participation	-	-	792	-	792
RM Holdco, LLC, Membership Units	-	-	-	-	-
RM Holdco, LLC, Subordinated Convertible Term Loan, 1.12% PIK, due 3/21/18	58,663	2,197,621	3,026,338	(5,223,959)	-
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 7%, due 3/21/16	400,651	3,626,947	465,190	(192,112)	3,900,025
RM OpCo, LLC, Senior Secured 2nd Lien Term Loan Tranche B, 8.5%, due 3/30/18	1,349,228	6,825,328	1,327,860	(1,695,863)	6,457,325
RM OpCo, LLC, Senior Secured 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	444,445	2,150,088	437,146	(19,517)	2,567,717
RM OpCo, LLC, Convertible 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	279,505	1,370,199	274,827	(8,712)	1,636,314
RM OpCo, LLC, Senior Convertible 2nd Lien Term Loan B, 8.5%, due 3/30/18	6,107	-	631,164		631,164
United N659UA-767, LLC (N659UA)	443,575	2,840,323	1,126,014	(788,515)	3,177,822
United N661UA-767, LLC (N661UA)	436,533	2,852,677	1,092,004	(865,758)	3,078,923
Wasserstein Cosmos Co-Invest, L.P., Limited Partnership Units	-	5,000,000	-	(825,000)	4,175,000

Notes to Consolidated Schedule of Changes in Investments in Affiliates:

(1)	The issuers of the securities listed on this schedule are considered affiliates under the Investment Company Act of 1940 due to the ownership by the Company of 5% or more of the issuers' voting securities.

(2)	Also includes fee and lease income as applicable.

(3)	Acquisitions include new purchases, PIK income and net unrealized appreciation.

(4)	Dispositions include decreases in the cost basis from sales, paydowns, mortgage amortizations, aircraft depreciation and net unrealized depreciation.

Special Value Continuation Partners, LP

(A Delaware Limited Partnership)

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

March 31, 2015

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

Our leverage program is comprised of $116 million in available debt under a senior secured revolving credit facility issued by the Partnership (the “Partnership Facility”), $300 million in available debt under a senior secured revolving credit facility issued by TCPC Funding (the “TCPC Funding Facility,” and, together with the Partnership Facility, the “Revolving Facilities”), $75 million in committed leverage from the SBA (the “SBA Program”), and $134 million of outstanding preferred limited partner interests in the Partnership (the “Preferred Interests,” and, together with the Revolving Facilities and the SBA Program, the “Leverage Program”).

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of March 31, 2015, 89.5% of our total assets were invested in qualifying assets.

Revenues

We generate revenues primarily in the form of interest on the debt we hold. We also generate revenue from dividends on our equity interests, capital gains on the disposition of investments, and certain lease, fee, and other income. Our investments in fixed income instruments generally have an expected maturity of three to five years, although we have no lower or upper constraint on maturity. Interest on our debt investments is generally payable quarterly or semi-annually. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments and preferred stock investments may defer payments of cash interest or dividends or PIK. Any outstanding principal amount of our debt investments and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of prepayment fees, commitment, origination, structuring or due diligence fees, fees for providing significant managerial assistance, consulting fees and other investment related income.

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

As of March 31, 2015, none of our investments were categorized as Level 1, 14.1% were categorized as Level 2, 85.7% were Level 3 investments valued based on valuations by independent third party sources, and 0.2% were Level 3 investments valued based on valuations by the Advisor.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the financial statements.

Revenue recognition

Interest and dividend income, including income paid in kind, is recorded on an accrual basis to the extent that such amounts are determined to be collectible. Origination, structuring, closing, commitment and other upfront and back-end fees earned with respect to capital commitments are generally amortized or accreted into interest income over the life of the respective debt investment. Other fees, including certain amendment fees, prepayment fees and commitment fees on broken deals, are recognized as earned. Prepayment fees and similar income received upon the early repayment of a loan or debt security are included in interest income.

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

Portfolio and investment activity

During the three months ended March 31, 2015, we invested approximately $106.8 million, comprised of new investments in 2 new and 7 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 100.0% were in senior secured debt comprised of senior loans ($97.0 million, or 90.8% of the total) and senior secured notes ($9.8 million, or 9.2% of the total). Additionally, we received approximately $50.4 million in proceeds from sales or repayments of investments during the three months ended March 31, 2015. During the three months ended March 31, 2014, we invested approximately $110.4 million across 8 new and 3 existing portfolio companies. Of these investments, 99% were in senior secured debt comprised of senior loans ($97.1 million, or 88% of the total) and senior secured notes ($13.0 million, or 11% of the total). The remaining $0.3 million (1% of the total) were comprised of two equity investments and PIK payments received on investments in unsecured debt. Additionally, we received approximately $66.9 million in proceeds from sales or repayments of investments during the three months ended March 31, 2014.

At March 31, 2015, our investment portfolio of $1,203.3 million (at fair value) consisted of 84 portfolio companies and was invested 97% in debt investments, of which 100% was in senior secured debt. In aggregate, our investment portfolio was invested 83% in senior secured loans, 14% in senior secured notes, and 3% in equity investments. Our average portfolio company investment at fair value was approximately $14.3 million. Our largest portfolio company investment by value was approximately $41.4 million and our five largest portfolio company investments by value comprised approximately 15% of our portfolio at March 31, 2015. At December 31, 2014, our investment portfolio of $1,146.5 million (at fair value) consisted of 84 portfolio companies and was invested 97% in debt investments, of which 100% was in senior secured debt. In aggregate, our investment portfolio was invested 82% in senior secured loans, 15% in senior secured notes, and 3% in equity investments. Our average portfolio company investment at fair value was approximately $13.6 million. Our largest portfolio company investment by value was approximately $41.8 million and our five largest portfolio company investments by value comprised approximately 14% of our portfolio at December 31, 2014.

 The industry composition of our portfolio at fair value at March 31, 2015 was as follows:

Percent of Total
Industry	Investments
Software Publishers	9.4%
Computer Systems Design and Related Services	7.2%
Business Support Services	4.8%
Basic Chemical Manufacturing	4.7%
Insurance Carriers	4.5%
Scientific Research and Development Services	3.4%
Wireless Telecommunications	3.3%
Nonscheduled Air Transportation	3.1%
Wired Telecommunications Carriers	2.6%
Scheduled Air Transportation	2.6%
Grocery Stores	2.6%
Computer Equipment Manufacturing	2.5%
Data Processing, Hosting, and Related Services	2.4%
Management, Scientific, and Technical Consulting Services	2.3%
Electrical Equipment and Component Manufacturing	2.2%
Radio and Television Broadcasting	2.1%
Nondepository Credit Intermediation	2.1%
Textile Furnishings Mills	2.1%
Utility System Construction	2.1%
Oil and Gas Extraction	2.0%
General Medical and Surgical Hospitals	1.8%
Semiconductor and Other Electronic Component Manufacturing	1.8%
Activities Related to Real Estate	1.7%
Communications Equipment Manufacturing	1.7%
Chemical Manufacturing	1.7%
Other Information Services	1.6%
Gaming Industries	1.6%
Retail	1.5%
Lessors of Nonfinancial Intangible Assets	1.3%
Accounting, Tax Preparation, Bookkeeping, and Payroll Services	1.3%
Specialty Hospitals	1.3%
Structured Note Funds	1.3%
Full-Service Restaurants	1.2%
Cut and Sew Apparel Manufacturing	1.2%
Advertising, Public Relations, and Related Services	1.2%
Artificial Synthetic Fibers and Filaments Manufacturing	1.2%
Other Telecommunications	1.1%
Motion Picture and Video Industries	1.0%
Other	6.5%
Total	100.0%

The weighted average effective yield of the debt securities in our portfolio was 10.9% at March 31, 2015 and 10.9% at December 31, 2014. At March 31, 2015, 79.2% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 20.8% bore interest at fixed rates. The percentage of our floating rate debt investments that bore interest based on an interest rate floor was 85.3% at March 31, 2015. At December 31, 2014, 78.3% of our debt investments bore interest based on floating rates, and 21.7% bore interest at fixed rates. The percentage of our floating rate debt investments that bore interest based on an interest rate floor was 83.1% at December 31, 2014.

Results of operations

Investment income

Investment income totaled $32.8 million and $22.7 million, respectively, for the three months ended March 31, 2015 and 2014, of which $31.5 million and $19.7 million were attributable to interest and fees on our debt investments, $0.0 million and $2.0 million to dividends from equity securities, $0.3 million and $0.3 million to lease income, and $1.0 million and $0.6 million to other income, respectively. The increase in investment income in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 reflects an increase in interest income due to the larger investment portfolio and a higher percentage of the portfolio in income-producing assets in the three months ended March 31, 2015 compared to the three months ended March 31, 2014, partially offset by a decrease in dividend income.

Expenses

Total operating expenses for the three months ended March 31, 2015 and 2014 were $7.8 million and $4.4 million respectively, comprised of $4.4 million and $2.9 million in base management fees, $2.0 million and $0.6 million in interest expense on our outstanding debt and fees related to the Revolving Facilities, $0.4 million and $0.4 million in amortization of debt issuance costs, $0.4 million and $0.3 million in administrative expenses, $0.1 million and $0.1 million in legal and other professional fees, and $0.5 million and $0.1 million in other expenses, respectively. The increase in expenses in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily reflects the increase in management fees due to the larger portfolio and the increase in interest expense and other costs related to the increase in available and outstanding debt.

Net investment income

Net investment income was $25.0 million and $18.2 million respectively, for the three months ended March 31, 2015 and 2014. The increase in in net investment income in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily reflects the increased interest income in the three months ended March 31, 2015, partially offset by the increase in expenses.

Net realized and unrealized gain or loss

Net realized losses for the three months ended March 31, 2015 and 2014 were $0.1 million and $6.8 million respectively. The net realized loss during the three months ended March 31, 2014 was due primarily to the disposition of our investment in ESP Holdings, Inc., an investment made prior to our initial public offering as part of our legacy distressed strategy.

For the three months ended March 31, 2015 and 2014, the change in net unrealized appreciation/depreciation was $0.5 million and $12.0 million, respectively. The change in net unrealized appreciation for the three months ended March 31, 2015 was primarily due to various mark to market adjustments during the period. The change in net unrealized appreciation for the three months ended March 31, 2014 was primarily due to reversals of prior period unrealized depreciation.

Dividends to preferred limited partners

Dividends on the Preferred Interests for the three months ended March 31, 2015 and 2014 were $0.3 million and $0.4 million, respectively, as average LIBOR rates for the periods were similar.

Net increase or decrease in net assets allocable to common limited and general partners resulting from operations

The net increase in net assets resulting from operations was $25.1 million and $23.0 million for the three months ended March 31, 2015 and 2014, respectively. The higher net increase in net assets resulting from operations during the three months ended March 31, 2015 is primarily due to the increase in net investment income, partially offset by the lower net realized and unrealized gains during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

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

Amounts outstanding and available under the combined Leverage Program at March 31, 2015 were as follows:

	Rate		Carrying Value	Available	Total Capacity
Partnership Facility	L+2.5%*		$99,000,000	$17,000,000	$116,000,000
TCPC Funding Facility	L+2.25%*		150,000,000	150,000,000	300,000,000
SBA Program	2.846%	†	28,000,000	47,000,000	75,000,000
Preferred Interests	L+0.85%*		134,000,000	-	134,000,000
Total leverage			$411,000,000	$214,000,000	$625,000,000

* Based on either LIBOR or the lender’s cost of funds, subject to certain limitations.

† Weighted-average interest rate.

On March 6, 2015, we expanded the TCPC Funding Facility by $50 million to $300 million, increased the accordion feature by $50 million to $350 million and extended the maturity date to March 6, 2019.

Net cash used in operating activities during the three months ended March 31, 2015 was $33.1 million. Our primary use of cash in operating activities during this period consisted of the settlement of acquisitions of investments (net of dispositions) of $55.1 million, partially offset by net investment income less preferred dividends and incentive allocation (net of non-cash income and expenses) of approximately $21.9 million.

Net cash provided by financing activities was $31.4 million during the three months ended March 31, 2015, consisting primarily of $54.0 million of net borrowings and $0.2 million of contributions from the common limited partner, reduced by $17.6 million of distributions to TCPC, $4.3 million in distributions of incentive compensation to the General Partner, payment of $0.5 million in debt issuance costs, and $0.4 million in dividends on the Preferred Interests

At March 31, 2015, we had $25.6 million in cash and cash equivalents.

The Revolving Facilities are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 200% of total assets (less total liabilities other than indebtedness) to the sum of total preferred equity and indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the Revolving Facilities, and may therefore impact our ability to borrow under the Revolving Facilities. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt or require redemption of the Preferred Interests, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At March 31, 2015, we were in compliance with all financial and operational covenants required by the Leverage Program.

Unfavorable economic conditions, while potentially creating attractive opportunities for us, may decrease liquidity and raise the cost of capital generally, which could limit our ability to renew, extend or replace the Leverage Program on terms as favorable as are currently included therein. If we are unable to renew, extend or replace the Leverage Program upon the various dates of maturity, we expect to have sufficient funds to repay the outstanding balances in full from our net investment income and sales of, and repayments of principal from, our portfolio company investments, as well as from anticipated debt and equity capital raises, among other sources. Unfavorable economic conditions may limit our ability to raise capital or the ability of the companies in which we invest to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The Operating Company Facility and the TCPC Funding Facility mature in July 2016 and March 2019, respectively, and the Preferred Interests will be subject to mandatory redemption in July 2016. Any inability to renew, extend or replace the Leverage Program could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

Challenges in the market are intensified for us by certain regulatory limitations under the Code and the 1940 Act. To maintain our qualification as a RIC, we must satisfy, among other requirements, an annual distribution requirement to pay out at least 90% of our ordinary income and short-term capital gains to our stockholders. Because we are required to distribute our income in this manner, and because the illiquidity of many of our investments may make it difficult for us to finance new investments through the sale of current investments, our ability to make new investments is highly dependent upon external financing. While we anticipate being able to continue to satisfy all covenants and repay the outstanding balances under the Leverage Program when due, there can be no assurance that we will be able to do so, which could lead to an event of default.

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

The following table summarizes our distributions to our common limited partner for the three months ended March 31, 2015 and March 31, 2014:

Date Declared	Total Amount
March 10, 2015	$17,605,485
Total for three months ended March 31, 2015	$17,605,485

March 6, 2014	$13,785,196
Total for three months ended March 31, 2014	$13,785,196

Distributions to the General Partner

TCPC’s performance during the three months ended March 31, 2015 and 2014 exceeded the total return threshold; accordingly, incentive compensation of $4.5 million and $3.5 million for the three months ended March 31, 2015 and March 31, 2014 respectively was distributable to the General Partner. We allocated a reserve amount of $2.2 million to the account of the General Partner at March 31, 2014 based on the amount of the additional incentive compensation which would have been distributable to the General Partner had TCPC and the Partnership liquidated at net asset value at March 31, 2014. No reserve was allocable at March 31, 2015.

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

Recent Developments

From April 1, 2015 through May 6, 2015, the Partnership invested approximately $69.4 million primarily in three senior secured loans with a combined effective yield of approximately 6.3%.

On May 7, 2015, TCPC’s board of directors declared a second quarter regular dividend of $0.36 per share payable on June 30, 2015 to stockholders of record as of the close of business on June 16, 2015.

Item 3:     Quantitative and qualitative disclosure about market risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2015, 79.2% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At March 31, 2015, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 85.3%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our March 31, 2015 balance sheet, the following table shows the annual impact on net income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest income	Interest Expense	Net Income
Up 300 basis points	$24,127,603	$(12,330,000)	$11,797,603
Up 200 basis points	13,987,765	(8,220,000)	5,767,765
Up 100 basis points	4,158,529	(4,110,000)	48,529
Down 100 basis points	(489,430)	1,102,713	613,283
Down 200 basis points	(489,430)	1,102,713	613,283
Down 300 basis points	(489,430)	1,102,713	613,283

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

PART II - Other Information

Item 1.      Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of March 31, 2015, we are currently not a party to any pending material legal proceedings.

Item 1A.   Risk Factors

There have been no material changes from the risk factors previously disclosed in our most recent annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 10, 2015.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4:      Mine Safety Disclosures.

None.

Item 5:      Other Information.

None.

Item 6:      Exhibits

Number	Description
3.1	Articles of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (2)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)*

* Filed herewith.

(1)	Incorporated by reference to Exhibit (a)(2) to the Registrant's Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011.

(2)	Incorporated by reference to Exhibit (b)(2) to the Registrant's Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SPECIAL VALUE CONTINUATION PARTNERS, LP

Date: May 7, 2015
	By:	/s/ Howard M. Levkowitz
	Name:	Howard M. Levkowitz
	Title:	Chief Executive Officer

Date: May 7, 2015
	By:	/s/ Paul L. Davis
	Name:	Paul L. Davis
	Title:	Chief Financial Officer

