Form 10-Q
period 2015-09-30
Special Value Continuation Partners, LP
filed 2015-11-05
CIK 1370754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2015

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

The number of the Registrant’s common limited partner interests, outstanding as of September 30, 2015 was 844,221,411.

SPECIAL VALUE CONTINUATION PARTNERS, LP

FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

Part I.	Financial Information

Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of September 30, 2015 (unaudited) and December 31, 2014	2
	Consolidated Schedule of Investments as of September 30, 2015 (unaudited) and December 31, 2014	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2015 (unaudited) and September 30, 2014 (unaudited)	13
	Consolidated Statements of Changes in Net Assets for the nine months ended September 30, 2015 (unaudited) and year ended December 31, 2014	14
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 (unaudited) and September 30, 2014 (unaudited)	15
	Notes to Consolidated Financial Statements (unaudited)	16
	Consolidated Schedule of Changes in Investments in Affiliates for the nine months ended September 30, 2015 (unaudited) and year ended December 31, 2014	36
	Consolidated Schedule of Restricted Securities of Unaffiliated Issuers as of September 30, 2015 (unaudited) and December 31, 2014	38

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52

Item 4.	Controls and Procedures	52

Part II.	Other Information

Item 1.	Legal Proceedings	53

Item 1A.	Risk Factors	53

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 3.	Defaults upon Senior Securities	53

Item 4.	Mine Safety Disclosures	53

Item 5.	Other Information	53

Item 6.	Exhibits	53

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Statements of Assets and Liabilities

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Investments, at fair value:
Companies less than 5% owned (cost of $1,206,750,821 and $1,097,181,753, respectively)	$1,187,883,822	$1,081,901,384
Companies 5% to 25% owned (cost of $67,502,341 and $52,103,511, respectively)	66,890,774	48,716,425
Companies more than 25% owned (cost of $38,631,089 and $40,213,258 respectively)	14,386,043	15,918,077
Total investments (cost of $1,312,884,251 and $1,189,498,522, respectively)	1,269,160,639	1,146,535,886

Cash and cash equivalents	34,582,869	27,268,792
Deferred debt issuance costs	7,298,942	4,642,075
Receivable for investments sold	1,969,722	10,961,369
Accrued interest income:
Companies less than 5% owned	13,261,132	9,222,001
Companies 5% to 25% owned	750,685	253,987
Companies more than 25% owned	17,493	28,450
Unrealized appreciation on swaps	2,868,748	1,717,610
Options (cost of $51,750 and $51,750, respectively)	-	497
Prepaid expenses and other assets	774,507	2,000,525
Total assets	1,330,684,737	1,202,631,192

Liabilities
Debt	469,300,000	223,000,000
Payable for investments purchased	7,847,520	2,049,518
Incentive allocation payable	4,838,534	4,303,040
Interest payable	1,914,611	1,263,064
Payable to the Advisor	380,646	328,860
Payable to Parent	-	1,031,498
Accrued expenses and other liabilities	2,182,015	2,341,332
Total liabilities	486,463,326	234,317,312

Commitments and contingencies (Note 5)

Preferred equity facility
Series A preferred limited partner interests in Special Value Continuation Partners, LP; $20,000/interest liquidation preference; 0 and 6,700 interests authorized, issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	-	134,000,000
Accumulated dividends on Series A preferred equity facility	-	497,790
Total preferred limited partner interests	-	134,497,790

Net assets applicable to common limited and general partners	$844,221,411	$833,816,090

Composition of net assets applicable to common limited and general partners
Paid-in capital in excess of par	$982,458,327	$978,731,888
Accumulated net investment income	31,664,031	22,994,510
Accumulated net realized losses	(128,429,161)	(126,410,399)
Accumulated net unrealized depreciation	(41,471,786)	(41,499,909)
Net assets applicable to common limited and general partners	$844,221,411	$833,816,090

See accompanying notes to consolidated financial statements.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Unaudited)

September 30, 2015

Showing Percentage of Total Cash and Investments of the Partnership

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Value	% of Portfolio	Notes

Debt Investments (A)
Accounting, Tax and Payroll Services
EGS Holdings, Inc.	Holdco PIK Notes	LIBOR (A)	3.00%	10.00%	13.00%	10/3/2018	$57,238	$57,238	$57,238	-
Expert Global Solutions, LLC	Second Lien Term Loan	LIBOR (Q)	1.50%	11.00%	12.50%	10/3/2018	$15,249,675	15,031,105	15,402,171	1.18%
								15,088,343	15,459,409	1.18%
Advertising, Public Relations Services
Doubleplay III Limited (Exterion Media) (United Kingdom)	First Lien Facility A1 Term Loan	EURIBOR (Q)	1.25%	6.25%	7.50%	3/18/2018	€12,249,157	15,848,565	13,759,337	1.06%	D/H
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 1 Term Loan (1.25% Exit Fee)	LIBOR (M)	0.33%	10.17%	10.50%	9/1/2018	$10,645,041	10,138,202	10,138,041	0.78%	H/L
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 1 Term Loan (1.25% Exit Fee)	LIBOR (M)	0.33%	10.17%	N/A	9/1/2018	$-	-	5	-	H/L
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 1 Term Loan (1.25% Exit Fee)	LIBOR (M)	0.33%	10.17%	N/A	9/1/2018	$-	-	3	-	H/L
								25,986,767	23,897,386	1.84%
Air Transportation
Aircraft Leased to Delta Air Lines, Inc.
N913DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	3/15/2017	$137,608	137,608	139,612	0.01%	F
N918DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	8/15/2018	$253,943	253,943	258,932	0.02%	F
N954DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	3/20/2019	$360,363	360,363	367,458	0.03%	F
N955DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	6/20/2019	$385,135	385,135	392,963	0.03%	F
N956DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	5/20/2019	$381,663	381,663	389,397	0.03%	F
N957DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	6/20/2019	$388,503	388,503	396,402	0.03%	F
N959DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	7/20/2019	$395,285	395,285	403,338	0.03%	F
N960DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	10/20/2019	$418,755	418,755	427,312	0.03%	F
N961DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	8/20/2019	$408,799	408,799	417,143	0.03%	F
N976DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	2/15/2018	$238,743	238,743	243,132	0.02%	F
Aircraft Leased to United Airlines, Inc.
N659UA	Aircraft Secured Mortgage	Fixed	-	12.00%	12.00%	2/28/2016	$644,862	644,862	659,259	0.05%	F
N661UA	Aircraft Secured Mortgage	Fixed	-	12.00%	12.00%	5/4/2016	$879,217	879,217	907,623	0.07%	F
Cargojet Airways LTD. (Canada)	Aircraft Acquisition Loan A	LIBOR (M)	-	8.50%	8.75%	1/31/2023	$14,457,306	14,181,056	14,470,317	1.11%	H
Cargojet Airways LTD. (Canada)	Aircraft Acquisition Loan A1	LIBOR (M)	-	8.50%	N/A	1/31/2023	$-	-	14	-	H
Mesa Air Group, Inc.	Acquisition Delayed Draw Loan	LIBOR (M)	-	7.25%	N/A	6/17/2019	$-	-	312,225	0.02%
Mesa Air Group, Inc.	Acquisition Loan	LIBOR (M)	-	7.25%	7.50%	7/15/2022	$16,463,185	16,173,182	16,841,839	1.29%
One Sky Flight, LLC	Second Lien Term Loan	Fixed	-	12% Cash+3% PIK	15.00%	6/3/2019	$32,904,104	32,115,500	33,891,227	2.60%
								67,362,614	70,518,193	5.40%
Apparel Manufacturing
Jones Apparel, LLC	First Lien FILO Term Loan	LIBOR (M)	1.00%	9.60%	10.60%	4/8/2019	$4,697,022	4,662,802	4,697,022	0.36%

Business Support Services
Enerwise Global Technologies, Inc.	Sr Secured Revolving Loan	LIBOR (Q)	0.23%	8.52%	8.75%	11/30/2017	$–	(79,130)	(50,625)	-	K
Enerwise Global Technologies, Inc.	Sr Secured Term Loan (1.5% Exit Fee)	LIBOR (Q)	0.23%	9.27%	9.50%	11/30/2019	$17,500,000	17,235,436	17,381,875	1.33%	L
STG-Fairway Acquisitions, Inc. (First Advantage)	Second Lien Term Loan	LIBOR (Q)	1.00%	9.25%	10.25%	6/30/2023	$31,000,000	30,537,872	31,930,000	2.45%
								47,694,178	49,261,250	3.78%
Chemicals
Anuvia Plant Nutrients Holdings, LLC	Sr Secured Term Loan (8.0 % Exit Fee)	LIBOR (M)	0.23%	10.27%	10.50%	2/1/2018	$7,700,000	7,914,869	7,935,200	0.61%	L
BioAmber, Inc.	Sr Secured Term Loan	LIBOR (M)	0.23%	9.27%	9.50%	12/1/2017	$25,000,000	25,167,961	25,662,500	1.97%
Green Biologics, Inc.	Sr Secured Delayed Draw Term Loan (7.0% Exit Fee)	Prime Rate	3.25%	7.75%	11.00%	5/1/2018	$15,000,000	14,814,099	15,000,000	1.15%	L
PeroxyChem, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	6.50%	7.50%	2/28/2020	$8,832,681	8,717,037	8,832,681	0.68%	G
								56,613,966	57,430,381	4.41%
Communications Equipment Manufacturing
Globecomm Systems, Inc.	First Lien Term Loan	LIBOR (Q)	1.25%	7.63%	8.88%	12/11/2018	$14,737,500	14,590,125	14,514,227	1.11%	B

Computer Equipment Manufacturing
ELO Touch Solutions, Inc.	Second Lien Term Loan	LIBOR (Q)	1.50%	10.50%	12.00%	12/1/2018	$12,000,000	11,681,018	11,692,200	0.90%
Silicon Graphics International Corp.	First Lien Term Loan	LIBOR (Q)	1.00%	9.00%	10.00%	7/27/2018	$18,550,882	18,247,955	18,690,013	1.43%	J
								29,928,973	30,382,213	2.33%
Computer Systems Design and Related Services
Autoalert, LLC	First Lien Term Loan	LIBOR (Q)	0.25%	4.75% Cash+4% PIK	9.00%	3/31/2019	$31,235,295	30,786,178	31,140,027	2.39%
MSC Software Corporation	Second Lien Term Loan	LIBOR (M)	1.00%	7.50%	8.50%	5/29/2021	$6,993,035	6,935,034	6,800,727	0.52%
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan B	LIBOR (Q)	-	8.00%	8.28%	9/3/2018	$2,343,667	2,343,667	2,327,730	0.18%	H
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan	LIBOR (Q)	-	7.00%	7.28%	9/3/2018	$10,453,333	10,361,830	10,116,736	0.77%	H
OnX USA, LLC	First Lien Term Loan B	LIBOR (Q)	-	8.00%	8.28%	9/3/2018	$4,687,333	4,687,333	4,655,460	0.36%
OnX USA, LLC	First Lien Term Loan	LIBOR (Q)	-	7.00%	7.28%	9/3/2018	$5,226,667	5,184,603	5,058,368	0.39%
Vistronix, LLC	First Lien Revolver	LIBOR (Q)	0.50%	8.00%	8.50%	12/4/2018	$228,398	223,861	228,398	0.02%
Vistronix, LLC	First Lien Term Loan	LIBOR (M)	0.50%	8.00%	8.50%	12/4/2018	$6,288,020	6,233,315	6,256,580	0.48%
Waterfall International, Inc.	First Lien Delayed Draw Term Loan	LIBOR (Q)	-	11.67%	12.00%	9/1/2018	$4,800,000	4,648,512	4,648,800	0.36%
								71,404,333	71,232,826	5.47%
Data Processing and Hosting Services
Asset International, Inc.	Delayed Draw Term Loan	LIBOR (M)	1.00%	7.00%	8.00%	7/31/2020	$3,033,145	2,997,251	3,032,459	0.23%
Asset International, Inc.	Revolver Loan	LIBOR (M)	1.00%	7.00%	8.00%	7/31/2020	$24,238	16,101	24,238	-
Asset International, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	7.00%	8.00%	7/31/2020	$8,130,008	7,993,988	8,169,032	0.63%
Rightside Group, Ltd.	Second Lien Term Loan	LIBOR (Q)	0.50%	8.75%	9.25%	8/6/2019	$4,812,500	4,002,763	4,767,744	0.36%
The Telx Group, Inc.	Senior Notes	Fixed	-	13.5% PIK	13.50%	7/9/2021	$4,746,800	4,746,800	4,889,204	0.38%	E
United TLD Holdco, Ltd. (Rightside) (Cayman Islands)	Second Lien Term Loan	LIBOR (Q)	0.50%	8.75%	9.25%	8/6/2019	$9,625,000	8,005,526	9,535,488	0.73%	H
								27,762,429	30,418,165	2.33%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Unaudited) (continued)

September 30, 2015

Showing Percentage of Total Cash and Investments of the Partnership

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Value	% of Portfolio	Notes

Debt Investments (continued)
Electric Power Generation, Transmission and Distribution
Holocene Renewable Energy Fund 3, LLC (Conergy)	First Lien Term Loan	Fixed	-	9% Cash+1% PIK	10.00%	9/9/2017	$7,463,901	$7,390,860	$7,389,263	0.57%

Electrical Equipment Manufacturing
API Technologies Corp.	First Lien Term Loan	LIBOR (Q)	1.50%	7.50%	9.00%	2/6/2018	$6,296,253	6,255,677	6,202,754	0.47%
API Technologies Corp.	First Lien Term Loan	LIBOR (Q)	1.50%	7.50%	9.00%	2/6/2018	$4,081,961	4,001,969	4,021,344	0.31%
								10,257,646	10,224,098	0.78%
Electronic Component Manufacturing
Central MN Renewables, LLC	Sr Secured Revolver	Fixed	-	8.25%	N/A	1/1/2016	$-	-	2	-
Redaptive, Inc.	Frist Lien Delayed Draw Term Loan	LIBOR (Q)	-	10.72%	N/A	7/1/2018	$-	(133,163)	15	-
Soraa, Inc.	Sr Secured Term Loan (4.0% Exit Fee)	LIBOR (M)	0.23%	10.27%	10.50%	9/1/2017	$22,500,000	22,392,029	21,696,750	1.66%	L
SunEdison, Inc.	Senior Secured Letters of Credit	Fixed	-	3.75%	N/A	2/28/2017	$-	(604,759)	(750,340)	(0.06%)	J/K
								21,654,107	20,946,427	1.60%
Equipment Leasing
Essex Ocean, LLC	Sr Secured Term Loan	Fixed	-	8.00%	8.00%	3/25/2019	$-	-	22	-
Essex Ocean, LLC (Solexel)	Sr Secured Term Loan	Fixed	-	8.00%	8.00%	8/15/2018	$2,855,401	2,855,401	2,855,401	0.22%
								2,855,401	2,855,423	0.22%
Financial Investment Activities
Magnolia Finance V plc (Cayman Islands)	Asset-Backed Credit Linked Notes	Fixed	-	13.13%	13.13%	8/2/2021	$15,000,000	15,000,000	14,949,000	1.15%	E/H
Institutional Shareholder Services, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	7.50%	8.50%	4/30/2022	$4,471,492	4,435,286	4,348,526	0.33%
Marsico Capital Management	First Lien Term Loan	LIBOR (Q)	-	5.00%	5.31%	12/31/2022	$10,583,316	13,304,224	1,455,206	0.11%	I
								32,739,510	20,752,732	1.59%
Gaming
AP Gaming I, LLC	First Lien Revolver	LIBOR (M)	-	8.25%	8.43%	12/20/2018	$-	(1,914,221)	(1,031,250)	(0.08%)	K

Grocery Stores
Bashas, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.50%	7.00%	8.50%	10/8/2019	$10,072,332	10,033,799	10,192,193	0.78%
The Great Atlantic & Pacific Tea Company, Inc.	Term Loan Tranche B	LIBOR (M)	1.00%	8.85%	9.85%	9/17/2019	$21,295,110	20,998,759	21,721,012	1.66%
								31,032,558	31,913,205	2.44%
Hospitals
Bioventus, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.00%	4/10/2020	$11,000,000	10,811,136	10,890,000	0.84%
KPC Healthcare, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	9.25%	10.25%	8/28/2020	$17,201,857	16,819,818	17,201,857	1.32%
RegionalCare Hospital Partners, Inc.	Second Lien Term Loan	LIBOR (M)	1.00%	9.50%	10.50%	10/23/2019	$21,017,525	20,765,157	21,201,428	1.62%	G
UBC Healthcare Analytics, Inc. (Evidera)	First Lien Term Loan	LIBOR (Q)	1.00%	9.00%	10.00%	7/1/2018	$4,105,044	4,084,519	4,094,782	0.31%
								52,480,630	53,388,067	4.09%
Insurance Carriers
Acrisure, LLC	Second Lien Incremental Notes	LIBOR (Q)	1.00%	8.25%	9.25%	11/19/2022	$2,400,188	2,261,319	2,398,064	0.18%
Acrisure, LLC	Second Lien Notes	LIBOR (Q)	1.00%	8.25%	9.25%	11/19/2022	$12,720,998	12,540,755	12,717,182	0.98%
JSS Holdings, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	6.25%	7.25%	8/31/2021	$4,000,000	3,920,730	3,940,000	0.30%
US Apple Holdco, LLC (Ventiv Technology)	First Lien Term Loan	LIBOR (Q)	0.50%	11.50%	12.00%	8/29/2019	$20,000,000	19,339,345	19,870,000	1.52%
								38,062,149	38,925,246	2.98%
Insurance Related Activities
Confie Seguros Holding II Co.	Second Lien Term Loan	LIBOR (M)	1.25%	9.00%	10.25%	5/8/2019	$11,061,809	10,946,807	11,043,336	0.85%	G

Lessors of Nonfinancial Licenses
ABG Intermediate Holdings 2, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	5/27/2022	$15,990,714	15,849,370	16,150,621	1.24%
ABG Intermediate Holdings 2, LLC	Second Lien Incremental Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	5/27/2022	$3,474,715	3,440,443	3,509,462	0.27%
ABG Intermediate Holdings 2, LLC	Second Lien Incremental Delayed Draw Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	5/27/2022	$-	(5,199)	5,346	-
								19,284,614	19,665,429	1.51%
Management, Scientific, and Technical Consulting Services
Dodge Data & Analytics, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.75%	9.75%	10/31/2019	$24,877,617	24,302,704	24,794,277	1.90%

Motion Picture and Video Industries
CORE Entertainment, Inc.	First Lien Term Loan	Fixed	-	9.00%	9.00%	6/21/2017	$9,462,231	9,419,032	4,917,049	0.38%
CORE Entertainment, Inc.	Second Lien Term Loan	Fixed	-	13.50%	13.50%	6/21/2018	$7,569,785	7,700,187	518,530	0.04%	C
								17,119,219	5,435,579	0.42%
Nondepository Credit Intermediation
Caribbean Financial Group (Cayman Islands)	Sr Secured Notes	Fixed	-	11.50%	11.50%	11/15/2019	$26,975,000	26,821,462	26,570,375	2.04%	E/G/H
Trade Finance Funding I, Ltd. (Cayman Islands)	Secured Class B Notes	Fixed	-	10.75%	10.75%	11/13/2018	$15,084,000	15,084,000	14,857,740	1.14%	E/H
								41,905,462	41,428,115	3.18%
Oil and Gas Extraction
Jefferson Gulf Coast Energy Partners, LLC	First Lien Term Loan B	LIBOR (M)	1.00%	8.50%	9.50%	2/27/2018	$14,850,000	14,741,697	13,810,500	1.06%
MD America Energy, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	8/4/2019	$10,000,000	9,594,734	9,075,000	0.70%
								24,336,431	22,885,500	1.76%
Other Information Services
TCH-2 Holdings, LLC (TravelClick)	Second Lien Term Loan	LIBOR (M)	1.00%	7.75%	8.75%	11/6/2021	$19,988,392	19,727,803	19,713,552	1.51%	G

Other Manufacturing
AGY Holding Corp.	Sr Secured Term Loan	Fixed	-	12.00%	12.00%	9/15/2016	$4,869,577	4,869,577	4,869,577	0.37%	B
AGY Holding Corp.	Second Lien Notes	Fixed	-	11.00%	11.00%	11/15/2016	$9,268,000	7,586,317	9,268,000	0.71%	B/E
Boomerang Tube, LLC	Second Lien Term Loan	LIBOR (Q)	1.50%	9.50%	11.00%	10/11/2017	$3,825,453	4,010,758	1,950,981	0.15%	C
Boomerang Tube, LLC	Super Priority Debtor-in-Possession	LIBOR (M)	-	11.00%	11.20%	10/7/2015	$1,124,444	1,123,221	1,124,444	0.09%
								17,589,873	17,213,002	1.32%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Unaudited) (continued)

September 30, 2015

Showing Percentage of Total Cash and Investments of the Partnership

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Value	% of Portfolio	Notes

Debt Investments (continued)
Other Telecommunications
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	7.75%	9.00%	4/30/2021	$14,000,000	$13,860,000	$12,705,000	0.97%

Other Publishing
MediMedia USA, Inc.	First Lien Revolver	LIBOR (M)	-	6.75%	6.95%	5/20/2018	$4,107,500	3,477,158	3,732,168	0.29%
MediMedia USA, Inc.	First Lien Term Loan	LIBOR (Q)	1.25%	6.25%	7.50%	11/20/2018	$5,681,239	5,575,226	5,482,396	0.42%	G
								9,052,384	9,214,564	0.71%
Pharmaceuticals
Lantheus Medical Imaging, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	6.00%	7.00%	6/30/2022	$5,985,000	5,891,843	5,685,750	0.44%

Plastics Manufacturing
Iracore International, Inc.	Sr Secured Notes	Fixed	-	9.50%	9.50%	6/1/2018	$13,600,000	13,600,000	9,911,000	0.76%	E/G

Radio and Television Broadcasting
Fuse, LLC	Sr Secured Notes	Fixed	-	10.38%	10.38%	7/1/2019	$7,312,000	7,312,000	5,630,240	0.43%	E/G
NEP/NCP Holdco, Inc.	Second Lien Term Loan	LIBOR (M)	1.25%	8.75%	10.00%	7/22/2020	$10,000,000	10,018,251	10,000,000	0.77%
The Tennis Channel, Inc.	First Lien Term Loan	LIBOR (Q)	-	8.50%	8.81%	5/29/2017	$32,355,355	32,152,571	32,347,267	2.48%
								49,482,822	47,977,507	3.68%
Real Estate Leasing
Hunt Companies, Inc.	Senior Secured Notes	Fixed	-	9.63%	9.63%	3/1/2021	$3,584,000	3,547,045	3,333,120	0.26%	E/G

Real Estate related Activities
Daymark Financial Acceptance, LLC	First Lien Delayed Draw Term Loan	LIBOR (Q)	-	9.50%	9.71%	1/12/2020	$5,000,000	4,597,938	4,917,500	0.38%
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.00%	3/26/2021	$16,346,867	16,158,916	16,305,999	1.25%
								20,756,854	21,223,499	1.63%
Restaurants
RM OpCo, LLC (Real Mex)	Convertible Second Lien Term Loan Tranche B-1	Fixed	-	8.50%	8.50%	3/30/2018	$1,745,268	1,737,600	1,745,268	0.13%	B
RM OpCo, LLC (Real Mex)	First Lien Term Loan Tranche A	Fixed	-	7.00%	7.00%	3/21/2016	$3,764,259	3,762,749	3,764,259	0.29%	B
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B	Fixed	-	8.50%	8.50%	3/30/2018	$8,696,073	8,696,073	5,106,334	0.39%	B
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B-1	Fixed	-	8.50%	8.50%	3/30/2018	$2,738,690	2,723,268	2,738,690	0.21%	B
RM OpCo, LLC (Real Mex)	Sr Convertible Second Lien Term Loan B	Fixed	-	8.50%	8.50%	3/30/2018	$1,336,498	1,336,478	1,336,478	0.10%	B
								18,256,168	14,691,029	1.12%
Retail
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.00%	8.50%	9.50%	9/25/2020	$13,409,090	13,265,477	13,543,181	1.04%
Connexity, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.00%	2/13/2020	$6,435,000	6,435,000	6,371,615	0.49%
								19,700,477	19,914,796	1.53%
Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Sr Secured Notes	Fixed	-	10.00%	10.00%	10/1/2019	$9,393,000	9,393,000	8,406,735	0.64%	E/G/H

Scientific Research and Development Services
Arcadia Biosciences, Inc.	Sr Secured Term Loan (3.0% Exit Fee)	LIBOR (M)	0.28%	8.72%	9.00%	11/1/2018	$20,000,000	19,891,113	19,882,000	1.52%	L
BPA Laboratories, Inc.	Senior Secured Notes	Fixed	-	12.25%	12.25%	4/1/2017	$38,932,000	39,001,750	40,975,930	3.14%	E/G
								58,892,863	60,857,930	4.66%
Software Publishing
Acronis International GmbH (Switzerland)	First Lien Term Loan	LIBOR (Q)	1.00%	13.00%	14.00%	2/21/2017	$29,868,216	29,733,384	27,846,138	2.14%	H
ArcServe (USA), LLC	Second Lien Term Loan	LIBOR (Q)	0.50%	8.50%	9.00%	1/31/2020	$30,000,000	29,506,047	28,300,500	2.17%
BlackLine Systems, Inc.	First Lien Term Loan	LIBOR (Q)	1.50%	0.4% Cash+7.6% PIK	9.50%	9/25/2018	$14,375,100	13,690,455	14,518,851	1.11%
Coreone Technologies, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	3.75% Cash+5% PIK	9.75%	9/4/2018	$14,617,894	14,442,148	14,800,618	1.14%
Edmentum, Inc.	Jr Revolving Facility	Fixed	-	5.00%	5.00%	6/9/2020	$-	-	3	-	B
Edmentum Ultimate Holdings, LLC	Sr PIK Notes	Fixed	-	8.50%	8.50%	6/9/2020	$2,557,459	2,557,459	2,557,459	0.20%	B
Edmentum Ultimate Holdings, LLC	Jr PIK Notes	Fixed	-	10.00%	10.00%	6/9/2020	$11,500,853	10,860,493	11,063,821	0.85%	B
Fidelis Acquisitionco, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.00%	11/4/2019	$41,710,961	40,933,708	41,615,025	3.19%
Fidelis Acquisitionco, LLC	Revolver	LIBOR (Q)	1.00%	8.00%	9.00%	11/4/2019	$3,182,143	3,182,143	3,174,824	0.24%
SoundCloud, Ltd. (United Kingdom)	Sr Secured Term Loan	LIBOR (Q)	-	10.72%	11.00%	10/1/2018	$22,535,714	22,261,446	22,355,879	1.71%	H
Virgin Pulse Inc.	First Lien Term Loan	LIBOR (Q)	-	8.00%	8.31%	5/21/2020	$7,500,000	7,393,672	7,443,750	0.57%
								174,560,955	173,676,868	13.32%
Textile Furnishings Mills
Lexmark Carpet Mills, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.00%	12/19/2019	$25,000,000	25,000,000	25,000,000	1.92%
Lexmark Carpet Mills, Inc.	First Lien Term Loan B	LIBOR (Q)	1.00%	10.00%	11.00%	12/19/2019	$8,575,581	8,368,998	8,575,581	0.66%
								33,368,998	33,575,581	2.58%
Utility System Construction
Kawa Solar Holdings Limited	Revolving Credit Facility	Fixed	-	8.00%	8.00%	7/2/2017	$25,000,000	25,000,000	25,000,000	1.92%

Wired Telecommunications Carriers
Alpheus Communications, LLC	First Lien Delayed Draw FILO Term Loan	LIBOR (Q)	1.00%	6.92%	7.92%	5/31/2018	$710,370	694,744	709,033	0.05%
Alpheus Communications, LLC	First Lien Delayed Draw FILO Term Loan	LIBOR (Q)	1.00%	6.92%	7.92%	5/31/2018	$365,586	361,951	365,312	0.03%
Alpheus Communications, LLC	First Lien FILO Term Loan	LIBOR (Q)	1.00%	6.92%	7.92%	5/31/2018	$8,041,921	7,961,973	8,035,890	0.63%
Integra Telecom Holdings, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	8.50%	9.75%	2/22/2020	$13,231,193	13,028,390	13,225,702	1.02%
Oxford County Telephone and Telegraph Company	First Lien Term Loan	LIBOR (Q)	1.00%	7.13%	8.13%	8/31/2020	$4,000,000	3,941,178	3,940,000	0.31%
								25,988,236	26,275,937	2.04%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Unaudited) (continued)

September 30, 2015

Showing Percentage of Total Cash and Investments of the Partnership

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal or Shares	Cost	Value	% of Portfolio	Notes

Debt Investments (continued)
Wireless Telecommunications Carriers
Gogo, LLC	First Lien Term Loan	LIBOR (Q)	1.50%	9.75%	11.25%	3/21/2018	$33,045,233	$33,078,035	$34,367,042	2.64%	G
Gogo, LLC	First Lien Term Loan B-2	LIBOR (Q)	1.00%	6.50%	7.50%	3/21/2018	$5,453,923	5,379,264	5,508,462	0.42%
								38,457,299	39,875,504	3.06%

Total Debt Investments							$1,246,160,207	1,250,675,027	1,227,677,893	94.17%

Equity Securities
Advertising and Public Relations Services
InMobi, Inc. (Singapore)	Warrants to Purchase Stock						17,578	$230,569	$230,569	0.02%	C/E/H

Air Transportation
Aircraft Leased to Delta Air Lines, Inc.
N913DL	Trust Beneficial Interests						1,237	84,261	110,116	0.01%	E/F
N918DL	Trust Beneficial Interests						995	87,654	129,800	0.01%	E/F
N954DL	Trust Beneficial Interests						923	98,474	76,429	0.01%	E/F
N955DL	Trust Beneficial Interests						889	95,752	108,833	0.01%	E/F
N956DL	Trust Beneficial Interests						897	95,687	105,056	0.01%	E/F
N957DL	Trust Beneficial Interests						889	96,178	105,915	0.01%	E/F
N959DL	Trust Beneficial Interests						880	96,670	106,796	0.01%	E/F
N960DL	Trust Beneficial Interests						857	98,587	106,411	0.01%	E/F
N961DL	Trust Beneficial Interests						872	98,023	101,805	0.01%	E/F
N976DL	Trust Beneficial Interests						1,067	89,551	101,078	0.01%	E/F
Aircraft Leased to United Airlines, Inc.
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests						619	2,980,177	3,310,735	0.25%	E/F
United N661UA-767, LLC (N661UA)	Trust Beneficial Interests						600	2,906,721	3,239,103	0.25%	E/F
Flight Options Holdings I, Inc. (One Sky)	Warrants to Purchase Common Stock						1,843	1,162,350	3,665,844	0.28%	C/E
								7,990,085	11,267,921	0.88%
Business Support Services
Findly Talent, LLC	Membership Units						708,229	230,938	162,184	0.01%	C/E
STG-Fairway Holdings, LLC (First Advantage)	Class A Units						841,479	325,432	2,491,619	0.19%	C/E
								556,370	2,653,803	0.20%
Chemicals
Green Biologics, Inc.	Warrants to Purchase Stock						376,147	272,594	163,323	0.01%	C/E

Communications Equipment Manufacturing
Wasserstein Cosmos Co-Invest, L.P. (Globecomm)	Limited Partnership Units						5,000,000	5,000,000	4,198,500	0.32%	B/C/E

Computer Systems Design and Related Services
Waterfall International, Inc.	Series B Preferred Stock						1,428,571	1,000,000	1,000,000	0.08%	C/E
Waterfall International, Inc.	Warrants to Purchase Stock						857,143	57,026	57,000	-	C/E
								1,057,026	1,057,000	0.08%
Data Processing and Hosting Services
Anacomp, Inc.	Class A Common Stock						1,255,527	26,711,048	1,581,964	0.12%	C/E/F
Rightside Group, Ltd.	Warrants						498,855	2,778,622	835,058	0.06%	C/E
								29,489,670	2,417,022	0.18%
Electrical Equipment Manufacturing
NEXTracker, Inc.	Series B Preferred Stock						558,884	-	2,909,383	0.22%	C/E
NEXTracker, Inc.	Series C Preferred Stock						17,640	-	91,830	0.01%	C/E
								-	3,001,213	0.23%
Electronic Component Manufacturing
Soraa, Inc.	Warrants to Purchase Common Stock						315,000	408,987	143,892	0.01%	C/E

Equipment Leasing
Essex Ocean II, LLC	Membership Units						199,430	199,430	199,430	0.02%	C/F

Financial Investment Activities
Marsico Holdings, LLC	Common Interest Units						168,698	172,694	2,530	-	C/E/I

Metal and Mineral Mining
EPMC HoldCo, LLC	Membership Units						1,312,720	-	682,614	0.05%	B/E

Other Manufacturing
KAGY Holding Company, Inc.	Series A Preferred Stock						9,778	1,091,200	4,365,325	0.34%	B/C/E
Precision Holdings, LLC	Class C Membership Interest						33	-	874	-	C/E
								1,091,200	4,366,199	0.34%
Radio and Television Broadcasting
Fuse Media, LLC	Warrants to Purchase Common Stock						233,470	300,322	23	-	C/E

Restaurants
RM Holdco, LLC (Real Mex)	Equity Participation						24	-	-	-	B/C/E
RM Holdco, LLC (Real Mex)	Membership Units						13,161,000	2,010,777	-	-	B/C/E
								2,010,777	-	-
Retail
Shop Holding, LLC (Connexity)	Class A Units						507,167	480,049	278,739	0.02%	C/E
Shop Holding, LLC (Connexity)	Warrants to Purchase Class A Units						326,691	-	7,569	-	C/E
								480,049	286,308	0.02%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Unaudited) (continued)

September 30, 2015

Showing Percentage of Total Cash and Investments of the Partnership

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Shares	Cost	Value	% of Portfolio	Notes

Equity Securities (continued)
Software Publishing
Blackline Intermediate, Inc.	Warrants to Purchase Common Stock						1,232,731	$522,678	$1,098,733	0.08%	C/E
Edmentum Ultimate Holdings, LLC	Class A Common Units						159,515	680,226	680,218	0.05%	B/C/E
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock						676,070	56,487	54,356	-	C/E/H
								1,259,391	1,833,307	0.13%

Wired Telecommunications Carriers
Integra Telecom, Inc.	Common Stock						1,274,522	8,433,884	5,269,511	0.40%	C/E
Integra Telecom, Inc.	Warrants						346,939	19,920	221,174	0.02%	C/E
V Telecom Investment S.C.A. (Vivacom) (Luxembourg)	Common Shares						1,393	3,236,256	3,488,407	0.27%	C/D/E/H
								11,690,060	8,979,092	0.69%

Total Equity Securities								62,209,224	41,482,746	3.18%

Total Investments								$1,312,884,251	$1,269,160,639

Cash and Cash Equivalents
Cash Denominated in Foreign Currencies									295,487	0.02%
Cash Held on Account at Various Institutions									34,287,382	2.63%
Cash and Cash Equivalents									34,582,869	2.65%

Total Cash and Investments									$1,303,743,508	100.00%	M

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

(D)
Principal amount denominated in foreign currency.  Amortized cost and fair value converted from foreign currency to US dollars. Foreign currency denominated investments are generally hedged for currency exposure. At September 30, 2015, such hedging activities included the derivatives listed at the end of the Consolidated Schedule of Investments. (See Note 2)

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

(K)	Negative balances relate to an unfunded commitment that was acquired and valued at a discount.

(L)	In addition to the stated coupon, investment has an exit fee payable upon repayment of the loan in an amount equal to the percentage of the original principal amount shown.

(M)	All cash and investments, except those referenced in Notes G above, are pledged as collateral under certain debt as described in Note 4 to the Consolidated Financial Statements.

LIBOR or EURIBOR resets monthly (M), quarterly (Q), semiannually (S), or annually (A).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $423,348,068, and $305,505,796 respectively, for the nine months ended September 30, 2015. Aggregate acquisitions includes investment assets received as payment in kind.  Aggregate dispositions includes principal paydowns on and maturities of debt investments.  The total value of restricted securities and bank debt as of September 30, 2015 was $1,268,961,209, or 97.3% of total cash and investments of the Partnership.

Options and swaps at September 30, 2015 were as follows:

Investment	Notional Amount	Fair Value

Interest Rate Cap with Deutsche Bank AG, 4%, expires 5/15/2016	$25,000,000	$-
Euro/US Dollar Cross-Currency Basis Swap with Wells Fargo Bank, N.A., Pay Euros/Receive USD, Expires 3/31/2017	$16,401,467	$2,868,748

See accompanying notes to consolidated financial statements.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Unaudited)

December 31, 2014

Showing Percentage of Total Cash and Investments of the Partnership

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Value	% of Portfolio	Notes

Debt Investments (A)
Accounting, Tax Preparation, Bookkeeping, and Payroll Services
EGS Holdings, Inc.	Holdco PIK Notes	LIBOR (A)	3.00%	10.00%	13.00%	10/3/2018	$57,238	$57,238	$56,237	-
Expert Global Solutions, LLC	Second Lien Term Loan	LIBOR (Q)	1.50%	11.00%	12.50%	10/3/2018	$7,124,902	6,959,593	7,096,403	0.60%
								7,016,831	7,152,640	0.60%
Activities Related to Real Estate
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.00%	3/26/2021	$16,470,084	16,261,549	16,511,259	1.41%

Advertising, Public Relations, and Related Services
Doubleplay III Limited (United Kingdom)	First Lien Facility A1 Term Loan	EURIBOR (Q)	1.25%	6.25%	7.50%	3/18/2018	€13,165,705	16,791,646	15,450,034	1.32%	D/H

Artificial Synthetic Fibers and Filaments Manufacturing
AGY Holding Corp.	Sr Secured Term Loan	Fixed	-	12.00%	12.00%	9/15/2016	$4,869,577	4,869,577	4,869,577	0.41%	B
AGY Holding Corp.	Second Lien Notes	Fixed	-	11.00%	11.00%	11/15/2016	$9,268,000	7,586,318	9,017,764	0.77%	B/E
								12,455,895	13,887,341	1.18%
Basic Chemical Manufacturing
BioAmber, Inc.	Sr Secured Term Loan	LIBOR (M)	0.23%	9.27%	9.50%	12/1/2017	$25,000,000	24,505,108	25,050,000	2.13%
Green Biologics, Inc.	Sr Secured Term Loan	Prime Rate	3.25%	7.75%	11.00%	5/1/2018	$15,000,000	14,503,743	14,730,000	1.25%	L
M&G Chemicals S.A. (Luxembourg)	Sr Secured Term Loan	LIBOR (Q)	0.23%	8.50%	8.73%	3/18/2016	$15,632,077	15,632,077	15,632,077	1.33%	H
PeroxyChem, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	6.50%	7.50%	2/28/2020	$8,932,500	8,783,187	8,932,500	0.76%
VitAG Holdings, LLC	Sr Secured Term Loan	LIBOR (M)	0.23%	10.27%	10.50%	2/1/2018	$7,700,000	7,555,099	7,646,000	0.65%	L
								70,979,214	71,990,577	6.12%
Beverage Manufacturing
Carolina Beverage Group, LLC	Secured Notes	Fixed	-	10.63%	10.63%	8/1/2018	$4,780,000	4,780,000	4,851,700	0.41%	E/G

Business Support Services
Enerwise Global Technologies, Inc.	Sr Secured Revolving Loan	LIBOR (Q)	0.23%	8.52%	8.75%	11/30/2017	$–	(106,405)	(60,000)	(0.01%)
Enerwise Global Technologies, Inc.	Sr Secured Term Loan	LIBOR (Q)	0.23%	9.27%	9.50%	11/30/2019	$17,500,000	17,158,899	17,360,000	1.48%	L
STG-Fairway Acquisitions, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	9.25%	10.50%	8/28/2019	$14,643,455	14,036,428	14,863,107	1.27%
								31,088,922	32,163,107	2.74%
Chemical Manufacturing
Archroma	Term Loan B	LIBOR (Q)	1.25%	8.25%	9.50%	9/30/2018	$19,896,228	19,593,258	19,747,006	1.68%

Communications Equipment Manufacturing
Globecomm Systems, Inc.	First Lien Term Loan	LIBOR (Q)	1.25%	7.63%	8.88%	12/11/2018	$14,850,000	14,701,500	14,656,950	1.25%	B

Computer Equipment Manufacturing
ELO Touch Solutions, Inc.	Second Lien Term Loan	LIBOR (Q)	1.50%	10.50%	12.00%	12/1/2018	$12,000,000	11,638,008	11,520,000	0.98%

Computer Systems Design and Related Services
Autoalert, LLC	First Lien Term Loan	LIBOR (Q)	0.25%	4.75% Cash+4% PIK	9.00%	3/31/2019	$30,926,035	30,399,049	31,080,665	2.65%
Blue Coat Systems, Inc.	First Lien Revolver	LIBOR (Q)	1.00%	3.50%	4.50%	5/31/2018	$–	(727,290)	(660,240)	(0.06%)	K
Blue Coat Systems, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	6/28/2020	$15,000,000	14,878,125	14,775,000	1.26%
MSC Software Corporation	Second Lien Term Loan	LIBOR (M)	1.00%	7.50%	8.50%	5/29/2021	$11,993,035	11,880,123	11,753,175	1.00%
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan B	LIBOR (Q)	-	8.00%	8.23%	9/3/2018	$2,361,467	2,361,467	2,341,394	0.20%
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan	LIBOR (Q)	-	7.00%	7.23%	9/3/2018	$10,533,333	10,415,821	10,259,467	0.87%
OnX USA, LLC	First Lien Term Loan B	LIBOR (Q)	-	8.00%	8.23%	9/3/2018	$4,722,933	4,722,933	4,682,788	0.40%
OnX USA, LLC	First Lien Term Loan	LIBOR (Q)	-	7.00%	7.23%	9/3/2018	$5,266,667	5,211,626	5,129,733	0.44%
Vistronix, LLC	First Lien Revolver	LIBOR (Q)	0.50%	8.00%	8.50%	12/4/2018	$–	(5,809)	-	0.00%
Vistronix, LLC	First Lien Term Loan	LIBOR (M)	0.50%	8.00%	8.50%	12/4/2018	$6,535,333	6,466,509	6,551,671	0.56%
Websense, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	7.25%	8.25%	12/27/2020	$7,200,000	7,164,000	6,930,000	0.59%
								92,766,554	92,843,653	7.91%
Cut and Sew Apparel Manufacturing
Jones Apparel, LLC	First Lien FILO Term Loan	LIBOR (M)	1.00%	9.60%	10.60%	4/8/2019	$14,329,403	14,202,296	14,429,709	1.23%

Data Processing, Hosting, and Related Services
Asset International, Inc.	Delayed Draw Term Loan	LIBOR (M)	1.00%	7.00%	8.00%	7/31/2020	$–	(42,880)	(29,158)	0.00%	K
Asset International, Inc.	Revolver	LIBOR (M)	1.00%	7.00%	8.00%	7/31/2020	$484,752	475,358	477,885	0.04%
Asset International, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	7.00%	8.00%	7/31/2020	$8,191,755	8,037,946	8,122,125	0.69%
Rightside Group, Ltd.	Second Lien Term Loan	LIBOR (Q)	0.50%	8.75%	9.25%	8/6/2019	$5,000,000	4,042,549	4,775,000	0.41%
The Telx Group, Inc.	Senior Notes	Fixed	-	13.5% PIK	13.50%	7/9/2021	$4,446,651	4,446,651	4,611,177	0.39%	E
United TLD Holdco, Ltd. (Cayman Islands)	Second Lien Term Loan	LIBOR (Q)	0.50%	8.75%	9.25%	8/6/2019	$10,000,000	8,085,098	9,550,000	0.81%	H
								25,044,722	27,507,029	2.34%
Electrical Equipment and Component Manufacturing
NEXTracker, Inc.	Sr Secured Revolver	LIBOR (M)	-	8.00%	8.00%	7/1/2016	$2,500,000	508,086	1,126,250	0.10%
NEXTracker, Inc.	Sr Secured Term Loan	LIBOR (M)	-	9.50%	9.50%	12/16/2016	$2,500,000	2,216,771	2,303,750	0.20%	L
Palladium Energy, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	9.00%	10.00%	12/26/2017	$16,153,317	15,942,351	16,234,084	1.38%
								18,667,208	19,664,084	1.68%
Electrical Equipment Manufacturing
API Technologies Corp.	First Lien Term Loan	LIBOR (Q)	1.50%	7.50%	9.00%	2/6/2018	$6,687,055	6,631,621	6,610,154	0.56%

Fabricated Metal Product Manufacturing
Constellation Enterprises, LLC	First Lien Notes	Fixed	-	10.63%	10.63%	2/1/2016	$2,900,000	2,858,907	2,392,500	0.20%	E

Financial Investment Activities
Institutional Shareholder Services, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	7.50%	8.50%	4/30/2022	$6,471,492	6,411,582	6,374,420	0.54%
Marsico Capital Management	First Lien Term Loan	LIBOR (M)	-	5.00%	5.25%	12/31/2022	$10,500,040	13,220,948	2,274,991	0.19%	I
								19,632,530	8,649,411	0.73%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Unaudited) (continued)

December 31, 2014

Showing Percentage of Total Cash and Investments of the Partnership

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Value	% of Portfolio	Notes

Debt Investments (continued)
Full-Service Restaurants
RM OpCo, LLC	Convertible Second Lien Term Loan Tranche B-1	Fixed	-	8.50%	8.50%	3/30/2018	$1,636,314	$1,614,711	$1,636,314	0.14%	B
RM OpCo, LLC	First Lien Term Loan Tranche A	Fixed	-	7.00%	7.00%	3/21/2016	$3,900,025	3,898,911	3,900,025	0.33%	B
RM OpCo, LLC	Second Lien Term Loan Tranche B	Fixed	-	8.50%	8.50%	3/30/2018	$8,153,188	8,153,188	6,457,325	0.55%	B
RM OpCo, LLC	Second Lien Term Loan Tranche B-1	Fixed	-	8.50%	8.50%	3/30/2018	$2,567,717	2,546,166	2,567,717	0.22%	B
RM OpCo, LLC	Sr Convertible Second Lien Term Loan B	Fixed	-	8.50%	8.50%	3/30/2018	$631,164	631,164	631,164	0.05%	B
								16,844,140	15,192,545	1.29%
Gaming Industries
AP Gaming I, LLC	First Lien Revolver	LIBOR (Q)	-	8.25%	8.41%	12/20/2018	$5,000,000	2,931,716	2,812,500	0.24%
AP Gaming I, LLC	First Lien Term Loan B	LIBOR (Q)	1.00%	8.25%	9.25%	12/20/2020	$14,850,000	14,450,326	14,850,000	1.27%
								17,382,042	17,662,500	1.51%
General Medical and Surgical Hospitals
RegionalCare Hospital Partners, Inc.	Second Lien Term Loan	LIBOR (M)	1.00%	9.50%	10.50%	10/23/2019	$21,017,525	20,729,782	20,964,981	1.79%

Grocery Stores
Bashas, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.50%	7.00%	8.50%	10/8/2019	$10,632,845	10,592,167	10,616,895	0.90%
The Great Atlantic & Pacific Tea Company, Inc.	Term Loan Tranche B	LIBOR (M)	1.00%	8.85%	9.85%	9/17/2019	$20,966,890	20,619,519	20,945,923	1.78%
								31,211,686	31,562,818	2.68%
Insurance Carriers
Acrisure, LLC	Second Lien Additional Notes	LIBOR (Q)	1.00%	10.50%	11.50%	3/31/2020	$2,520,198	2,391,227	2,527,200	0.22%
Acrisure, LLC	Second Lien Notes	LIBOR (Q)	1.00%	10.50%	11.50%	3/31/2020	$29,288,298	28,725,701	29,317,586	2.50%
US Apple Holdco, LLC	First Lien Term Loan	LIBOR (Q)	0.50%	11.50%	12.00%	8/29/2019	$20,000,000	19,247,507	19,940,000	1.70%
								50,364,435	51,784,786	4.42%
Insurance Related Activities
Confie Seguros Holding II Co.	Second Lien Term Loan	LIBOR (M)	1.25%	9.00%	10.25%	5/8/2019	$7,861,809	7,776,100	7,859,372	0.67%

Lessors of Nonfinancial Intangible Assets
ABG Intermediate Holdings 2, LLC	Second Lien Term Loan	LIBOR (S)	1.00%	8.00%	9.00%	5/27/2022	$15,990,714	15,838,253	16,110,644	1.37%

Lessors of Real Estate
Hunt Companies, Inc.	Senior Secured Notes	Fixed	-	9.63%	9.63%	3/1/2021	$13,084,000	12,935,462	13,476,520	1.15%	E/G

Management, Scientific, and Technical Consulting Services
Dodge Data & Analytics, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.75%	9.75%	10/31/2019	$27,923,077	27,174,478	27,853,269	2.37%

Merchant Wholesalers
Envision Acquisition Company, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.75%	9.75%	11/4/2021	$9,079,011	8,914,869	9,044,964	0.77%

Motion Picture and Video Industries
CORE Entertainment, Inc.	First Lien Term Loan	Fixed	-	9.00%	9.00%	6/21/2017	$9,462,231	9,402,044	8,203,755	0.70%
CORE Entertainment, Inc.	Second Lien Term Loan	Fixed	-	13.50%	13.50%	6/21/2018	$7,569,785	7,518,166	6,233,718	0.53%
								16,920,210	14,437,473	1.23%
Newspaper, Periodical, Book, and Directory Publishers
MediMedia USA, Inc.	First Lien Revolver	LIBOR (Q)	-	6.75%	6.99%	5/20/2018	$3,875,000	3,065,963	3,596,543	0.31%
MediMedia USA, Inc.	First Lien Term Loan	LIBOR (Q)	1.25%	6.75%	8.00%	11/20/2018	$9,591,911	9,372,798	9,376,093	0.80%
								12,438,761	12,972,636	1.11%
Nondepository Credit Intermediation
Caribbean Financial Group (Cayman Islands)	Sr Secured Notes	Fixed	-	11.50%	11.50%	11/15/2019	$10,000,000	9,846,274	10,300,000	0.88%	E/G/H
Trade Finance Funding I, Ltd. (Cayman Islands)	Secured Class B Notes	Fixed	-	10.75%	10.75%	11/13/2018	$15,084,000	15,084,000	15,008,580	1.28%	E/H
								24,930,274	25,308,580	2.16%
Nonscheduled Air Transportation
One Sky Flight, LLC	Second Lien Term Loan	Fixed	-	12% Cash+3% PIK	15.00%	6/3/2019	$18,660,646	17,417,637	19,220,465	1.64%

Oil and Gas Extraction
Jefferson Gulf Coast Energy Partners, LLC	First Lien Term Loan B	LIBOR (M)	1.00%	8.00%	9.00%	2/27/2018	$14,962,500	14,824,074	14,289,188	1.22%
MD America Energy, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	8/4/2019	$10,000,000	9,533,785	9,600,000	0.82%
								24,357,859	23,889,188	2.04%
Other Information Services
TCH-2 Holdings, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	7.75%	8.75%	11/6/2021	$19,988,392	19,704,946	19,288,799	1.64%

Other Telecommunications
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	7.75%	9.00%	4/30/2021	$14,000,000	13,860,000	13,790,000	1.17%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Unaudited) (continued)

December 31, 2014

Showing Percentage of Total Cash and Investments of the Partnership

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Value	% of Portfolio	Notes

Debt Investments (continued)
Petroleum and Coal Products Manufacturing
Boomerang Tube, LLC	Second Lien Term Loan	LIBOR (Q)	1.50%	9.50%	11.00%	10/11/2017	$3,825,453	$3,778,669	$3,318,581	0.28%

Plastics Products Manufacturing
Iracore International, Inc.	Sr Secured Notes	Fixed	-	9.50%	9.50%	6/1/2018	$13,600,000	13,600,000	8,194,000	0.70%	E/G

Radio and Television Broadcasting
SiTV, Inc.	Sr Secured Notes	Fixed	-	10.38%	10.38%	7/1/2019	$7,312,000	7,312,000	6,818,440	0.58%	E/G
The Tennis Channel, Inc.	First Lien Term Loan	LIBOR (Q)	-	8.50%	8.75%	5/29/2017	$18,250,825	17,914,285	18,369,455	1.56%
								25,226,285	25,187,895	2.14%
Retail
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.00%	10.40%	11.40%	9/25/2017	$10,590,909	10,434,633	10,643,863	0.91%
Connexity, Inc.	Second Lien Term Loan	LIBOR (Q)	-	12.50%	12.73%	3/31/2016	$6,630,353	6,536,895	6,600,516	0.56%
Shop Holding, LLC	Convertible Promissory Note	Fixed	-	5.00%	5.00%	8/5/2015	$73,140	73,140	67,691	0.01%	E
								17,044,668	17,312,070	1.48%
Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Sr Secured Notes	Fixed	-	10.00%	10.00%	10/1/2019	$9,914,000	9,914,000	9,492,655	0.81%	E/G/H

Scheduled Air Transportation
Aircraft Leased to Delta Air Lines, Inc.
N913DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	3/15/2017	$205,106	205,106	209,168	0.02%	F
N918DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	8/15/2018	$313,694	313,694	320,440	0.03%	F
N954DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	3/20/2019	$429,007	429,007	437,679	0.04%	F
N955DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	6/20/2019	$451,165	451,165	460,258	0.04%	F
N956DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	5/20/2019	$448,792	448,792	457,902	0.04%	F
N957DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	6/20/2019	$455,112	455,112	464,283	0.04%	F
N959DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	7/20/2019	$461,378	461,378	470,601	0.04%	F
N960DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	10/20/2019	$483,873	483,873	493,258	0.04%	F
N961DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	8/20/2019	$475,489	475,489	484,908	0.04%	F
N976DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	2/15/2018	$308,103	308,103	314,588	0.03%	F
Aircraft Leased to United Airlines, Inc.
N659UA	Aircraft Secured Mortgage	Fixed	-	12.00%	12.00%	2/28/2016	$1,582,136	1,582,136	1,659,003	0.14%	F
N661UA	Aircraft Secured Mortgage	Fixed	-	12.00%	12.00%	5/4/2016	$1,788,182	1,788,181	1,899,950	0.16%	F
Mesa Air Group, Inc.	Acquisition Delayed Draw Loan	LIBOR (M)	-	7.25%	N/A	7/15/2022	$–	(271,500)	(135,750)	(0.01%)	K
Mesa Air Group, Inc.	Acquisition Loan	LIBOR (M)	-	7.25%	7.44%	7/15/2022	$17,810,658	17,469,814	17,632,552	1.50%
								24,600,350	25,168,840	2.15%
Scientific Research and Development Services
BPA Laboratories, Inc.	Senior Secured Notes	Fixed	-	12.25%	12.25%	4/1/2017	$38,932,000	39,001,750	41,754,570	3.56%	E/G

Semiconductor and Other Electronic Component Manufacturing
Soraa, Inc.	Sr Secured Term Loan	LIBOR (M)	0.23%	10.27%	10.50%	9/1/2017	$22,500,000	21,822,817	21,633,750	1.84%	L
SunEdison, Inc.	Senior Secured Letters of Credit	Fixed	-	3.75%	N/A	2/28/2017	$–	(1,031,717)	(750,340)	(0.06%)	J/K
								20,791,100	20,883,410	1.78%
Software Publishers
Acronis International GmbH (Switzerland)	First Lien Term Loan	LIBOR (Q)	1.00%	13.00%	14.00%	2/21/2017	$30,634,068	30,429,609	28,949,194	2.47%	H
ArcServe (USA), LLC	Second Lien Term Loan	LIBOR (Q)	0.50%	8.50%	9.00%	1/31/2020	$30,000,000	29,439,740	30,015,000	2.57%	H
BlackLine Systems, Inc.	First Lien Term Loan	LIBOR (Q)	1.50%	0.4% Cash+7.6% PIK	9.50%	9/25/2018	$13,577,457	12,859,373	13,781,119	1.17%
Coreone Technologies, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	3.75% Cash+5% PIK	9.75%	9/4/2018	$14,257,231	14,028,252	13,865,157	1.18%
Deltek, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	8.75%	10.00%	10/10/2019	$15,000,000	14,831,408	15,099,975	1.29%
Edmentum, Inc.	Second Lien Term Loan	LIBOR (Q)	1.50%	9.75%	11.25%	5/17/2019	$21,500,000	21,361,215	11,287,500	0.96%
								122,949,597	112,997,945	9.64%
Specialty Hospitals
Bioventus, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.00%	4/10/2020	$11,000,000	10,786,339	10,945,000	0.93%
UBC Healthcare Analytics, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	9.00%	10.00%	7/1/2018	$4,401,081	4,379,076	4,390,078	0.37%
								15,165,415	15,335,078	1.30%
Structured Note Funds
Magnolia Finance V plc (Cayman Islands)	Asset-Backed Credit Linked Notes	Fixed	-	13.13%	13.13%	8/2/2021	$15,000,000	15,000,000	15,123,000	1.29%	E/H

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Unaudited) (continued)

December 31, 2014

Showing Percentage of Total Cash and Investments of the Partnership

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal or Shares	Cost	Value	% of Portfolio	Notes

Debt Investments (continued)
Textile Furnishings Mills
Lexmark Carpet Mills, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.00%	12/19/2019	$25,000,000	$25,000,000	$24,925,000	2.12%

Utility System Construction
Kawa Solar Holdings Limited	Revolving Credit Facility	Fixed	-	8.00%	8.00%	7/2/2017	$25,000,000	25,000,000	25,000,000	2.13%

Wired Telecommunications Carriers
Alpheus Communications, LLC	Delayed Draw Term Loan	LIBOR (Q)	1.00%	6.92%	7.92%	5/31/2018	$372,616	361,456	371,494	0.03%
Alpheus Communications, LLC	First Lien FILO Term Loan	LIBOR (Q)	1.00%	6.92%	7.92%	5/31/2018	$8,145,022	8,064,048	8,136,877	0.70%
Integra Telecom Holdings, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	8.50%	9.75%	2/22/2020	$15,000,000	14,737,750	14,943,750	1.28%
								23,163,254	23,452,121	2.01%
Wireless Telecommunications Carriers
Gogo, LLC	First Lien Term Loan	LIBOR (Q)	1.50%	9.75%	11.25%	6/21/2017	$19,083,140	18,579,398	19,655,634	1.67%
Gogo, LLC	First Lien Term Loan B-2	LIBOR (Q)	1.00%	6.50%	7.50%	3/21/2018	$5,510,950	5,414,893	5,345,622	0.46%
								23,994,291	25,001,256	2.13%

Total Debt Investments								1,128,140,974	1,113,593,115	94.87%

Equity Securities
Architectural, Engineering, and Related Services
Alion Science & Technology Corporation	Warrants						300	-	3	-	C

Basic Chemical Manufacturing
Green Biologics, Inc.	Warrants to Purchase Stock						376,147	272,594	276,882	0.02%	C/E

Business Support Services
Findly Talent, LLC	Membership Units						708,229	230,938	162,184	0.01%	C/E
STG-Fairway Holdings, LLC	Class A Units						841,479	943,287	2,917,492	0.25%	C/E
								1,174,225	3,079,676	0.26%
Communications Equipment Manufacturing
Wasserstein Cosmos Co-Invest, L.P.	Limited Partnership Units						5,000,000	5,000,000	4,175,000	0.36%	B/C/E

Data Processing, Hosting, and Related Services
Anacomp, Inc.	Class A Common Stock						1,255,527	26,711,048	916,535	0.08%	C/E/F
Rightside Group, Ltd.	Warrants						498,855	2,778,622	693,748	0.06%	C/E
								29,489,670	1,610,283	0.14%
Electrical Equipment and Component Manufacturing
NEXTracker, Inc.	Series B Preferred Stock						268,817	999,999	999,999	0.09%	C/E
NEXTracker, Inc.	Warrants to Purchase Stock						357,022	370,118	385,013	0.03%	C/E
								1,370,117	1,385,012	0.12%

Financial Investment Activities
Marsico Holdings, LLC	Common Interest Units						168,698	172,694	16,870	-	C/E/I

Full-Service Restaurants
RM Holdco, LLC	Equity Participation						24	-	792	-	B/C/E
RM Holdco, LLC	Membership Units						13,161,000	2,010,777	-	-	B/C/E
								2,010,777	792	-
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing
Precision Holdings, LLC	Class C Membership Interest						33	-	1,469	-	C/E

Nonmetallic Mineral Mining and Quarrying
EPMC HoldCo, LLC	Membership Units						1,312,720	-	682,614	0.06%	B/E

Nonscheduled Air Transportation
Flight Options Holdings I, Inc.	Warrants to Purchase Common Stock						1,843	1,274,000	3,311,430	0.28%	C/E

Radio and Television Broadcasting
SiTV, Inc.	Warrants to Purchase Common Stock						233,470	300,322	331,527	0.03%	C/E

Retail
Shop Holding, LLC	Class A Units						507,167	480,049	379,665	0.03%	C/E
Shop Holding, LLC	Warrants to Purchase Class A Units						326,691	-	3	-	C/E
								480,049	379,668	0.03%
Scheduled Air Transportation
Aircraft Leased to Delta Air Lines, Inc.
N913DL	Trust Beneficial Interests						1,009	87,287	117,497	0.01%	E/F
N918DL	Trust Beneficial Interests						829	94,907	135,890	0.01%	E/F
N954DL	Trust Beneficial Interests						775	110,643	72,604	0.01%	E/F
N955DL	Trust Beneficial Interests						749	109,549	111,010	0.01%	E/F
N956DL	Trust Beneficial Interests						756	109,486	106,801	0.01%	E/F
N957DL	Trust Beneficial Interests						749	110,163	107,682	0.01%	E/F
N959DL	Trust Beneficial Interests						743	110,838	108,579	0.01%	E/F
N960DL	Trust Beneficial Interests						726	113,477	107,865	0.01%	E/F
N961DL	Trust Beneficial Interests						737	112,742	102,826	0.01%	E/F
N976DL	Trust Beneficial Interests						883	97,111	102,006	0.01%	E/F
Aircraft Leased to United Airlines, Inc.
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests						525	2,548,939	3,177,822	0.27%	E/F
United N661UA-767, LLC (N661UA)	Trust Beneficial Interests						509	2,495,032	3,078,923	0.26%	E/F
								6,100,174	7,329,505	0.63%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Unaudited) (continued)

December 31, 2014

Showing Percentage of Total Cash and Investments of the Partnership

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Shares	Cost	Value	% of Portfolio	Notes

Equity Securities (continued)
Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing
KAGY Holding Company, Inc.	Series A Preferred Stock						9,778	$1,091,200	$121,975	0.01%	B/C/E

Semiconductor and Other Electronic Component Manufacturing
Ichor Systems Holdings, LLC	Membership Units						352	-	229,504	0.02%	C/E
Soraa, Inc.	Warrants to Purchase Common Stock						315,000	408,987	-	-	C/E
								408,987	229,504	0.02%
Software Publishers
Blackline Intermediate, Inc.	Warrants to Purchase Common Stock						1,232,731	522,678	789,441	0.07%	C/E

Wired Telecommunications Carriers
Integra Telecom, Inc.	Common Stock						1,274,522	8,433,885	5,295,511	0.44%	C/E
Integra Telecom, Inc.	Warrants						346,939	19,920	226,482	0.02%	C/E
V Telecom Investment S.C.A. (Luxembourg)	Common Shares						1,393	3,236,256	3,699,127	0.32%	C/D/E/H
								11,690,061	9,221,120	0.78%

Total Equity Securities								61,357,548	32,942,771	2.81%

Total Investments								1,189,498,522	1,146,535,886

Cash and Cash Equivalents
Union Bank of California	Commercial Paper	Fixed	-	0.03%		1/2/2015			6,999,994	0.60%
Cash Denominated in Foreign Currencies									192,187	0.02%
Cash Held on Account at Various Institutions									20,076,611	1.70%
Cash and Cash Equivalents									27,268,792	2.32%

Total Cash and Investments									$1,173,804,678	100.00%	M

Notes to Consolidated Schedule of Investments:

(A)	Investments in bank debt generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.

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

Options and swaps at December 31, 2014 were as follows:

Investment	Notional Amount	Fair Value

Interest Rate Cap with Deutsche Bank AG, 4%, expires 5/15/2016	$25,000,000	$497
Euro/US Dollar Cross-Currency Basis Swap with Wells Fargo Bank, N.A., Pay Euros/Receive USD, Expires 3/31/2017	$16,401,467	$1,717,610

See accompanying notes to consolidated financial statements.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Investment income
Interest income:
Companies less than 5% owned	$32,171,144	$24,699,976	$98,581,508	$65,174,101
Companies 5% to 25% owned	1,516,596	1,728,834	3,828,262	4,423,013
Companies more than 25% owned	125,074	214,091	444,168	706,553
Dividend income:
Companies 5% to 25% owned	-	-	-	1,968,748
Lease income:
Companies 5% to 25% owned	-	74,038	-	282,581
Companies more than 25% owned	354,958	262,905	978,000	726,477
Other income:
Companies less than 5% owned	1,178,060	210,622	3,267,066	1,164,938
Total investment income	35,345,832	27,190,466	107,099,004	74,446,411

Operating expenses
Management and advisory fees	4,703,999	3,513,238	13,681,411	9,504,317
Interest expense	2,224,148	1,027,640	5,927,481	2,252,933
Administrative expenses	394,920	392,794	1,177,357	1,029,069
Amortization of deferred debt issuance costs	375,723	375,316	1,109,752	1,151,598
Commitment fees	315,206	243,147	919,649	650,209
Legal fees, professional fees and due diligence expenses	177,924	167,646	706,876	542,232
Insurance expense	66,977	56,000	182,172	135,276
Custody fees	74,016	53,494	211,516	163,400
Director fees	45,083	58,930	156,843	171,289
Other operating expenses	435,226	169,329	1,260,979	361,892
Total operating expenses	8,813,222	6,057,534	25,334,036	15,962,215

Net investment income	26,532,610	21,132,932	81,764,968	58,484,196

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in companies less than 5% owned	5,735,352	544,212	(3,714,114)	(5,317,388)
Investments in companies 5% to 25% owned	395	383,670	1,185	383,670
Investments in companies more than 25% owned	-	-	19,167	-
Net realized gain (loss)	5,735,747	927,882	(3,693,762)	(4,933,718)

Change in net unrealized appreciation/depreciation	(7,621,948)	(5,433,060)	28,123	2,596,620
Net realized and unrealized gain (loss)	(1,886,201)	(4,505,178)	(3,665,639)	(2,337,098)

Net increase in net assets from operations	24,646,409	16,627,754	78,099,329	56,147,098

Gain on repurchase of Series A preferred interests	-	-	1,675,000	-
Dividends on Series A preferred equity facility	(460,836)	(357,451)	(1,251,930)	(1,083,263)
Net change in accumulated dividends on Series A
preferred equity facility	398,541	(4,718)	497,790	5,394
Net increase in net assets applicable to common limited and general partners resulting from operations	$24,584,114	$16,265,585	$79,020,189	$55,069,229

See accompanying notes to consolidated financial statements.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Statements of Changes in Net Assets

	Nine Months Ended September 30, 2015 (Unaudited)
	Total	Common Limited Partner	General Partner

Net assets applicable to common limited and general partners, beginning of year	$833,816,090	$833,816,090	$-

Contributions from common limited partner	3,726,439	3,726,439	-

Net investment income	81,764,968	66,872,010	14,892,958
Net realized loss	(3,693,762)	(3,693,762)	-
Change in net unrealized appreciation/depreciation	28,123	28,123	-
Gain on repurchase of Series A preferred interests	1,675,000	1,675,000	-
Dividends paid on preferred equity facility	(1,251,930)	(1,001,544)	(250,386)
Net change in accumulated dividends on preferred equity facility	497,790	398,232	99,558
Net increase in net assets applicable to common limited and general partners resulting from operations	79,020,189	64,278,059	14,742,130

Distributions to common limited and general partners from:
Net investment income	(72,341,307)	(57,599,177)	(14,742,130)

Net assets applicable to common limited and general partners, end of period (including accumulated net investment income of $28,518,972 in the account of the Common Limited Partner)	$844,221,411	$844,221,411	$-

	Year Ended December 31, 2014
	Total	Common Limited Partner	General Partner

Net assets applicable to common limited and general partners, beginning of year	$552,263,625	$551,095,042	$1,168,583

Contributions from common limited partner	312,201,570	312,201,570	-

Net investment income	83,149,098	67,690,585	15,458,513
Net realized loss	(21,118,867)	(20,215,019)	(903,848)
Change in net unrealized appreciation/depreciation	(6,185,711)	(5,920,975)	(264,736)
Dividends paid on preferred equity facility	(1,444,634)	(1,155,707)	(288,927)
Net change in accumulated dividends on preferred equity facility	6,462	5,170	1,292
Net increase in net assets applicable to common limited and general partners resulting from operations	54,406,348	40,404,054	14,002,294

Distributions to common limited and general partners from:
Net investment income	(85,055,453)	(69,884,576)	(15,170,877)

Net assets applicable to common limited and general partners, end of period (including accumulated net investment income of $22,994,510 in the account of the Common Limited Partner)	$833,816,090	$833,816,090	$-

See accompanying notes to consolidated financial statements.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2015	2014

Operating activities
Net increase in net assets applicable to common limited and general partners
from operations	$79,020,189	$55,069,229
Adjustments to reconcile net increase in net assets applicable to common limited and general partners resulting from operations to net cash used in operating activities:
Net realized loss	3,693,762	4,933,718
Change in net unrealized appreciation/depreciation of investments	(374,028)	(2,614,461)
Gain on repurchase of Series A preferred interests	(1,675,000)	-
Dividends paid on Series A preferred equity facility	1,251,930	1,083,263
Net change in accumulated dividends on Series A preferred equity facility	(497,790)	(5,394)
Accretion of original issue discount on investments	(9,198,452)	(3,044,889)
Net accretion of market discount/premium	(54,404)	(1,152,021)
Interest and dividend income paid in kind	(4,854,335)	(4,366,287)
Amortization of deferred debt issuance costs	1,109,752	1,151,598
Changes in assets and liabilities:
Purchases of investment securities	(418,493,733)	(481,674,735)
Proceeds from sales, maturities and pay downs of investments	305,505,796	177,994,806
Increase in accrued interest income - companies less than 5% owned	(4,039,131)	(3,394,734)
Increase in accrued interest income - companies 5% to 25% owned	(496,698)	(235,265)
Decrease in accrued interest income - companies more than 25% owned	10,957	9,790
Decrease in receivable for investments sold	8,991,647	3,605,964
Decrease (increase) in prepaid expenses and other assets	1,226,018	(871,593)
Increase (decrease) in payable for investments purchased	5,798,002	(13,456,911)
Increase (decrease) in payable to the Advisor	51,786	(4,766)
Increase in interest payable	651,547	394,868
Increase (decrease) in payable to parent	(1,031,498)	101,872
Increase (decrease) in accrued expenses and other liabilities	(159,317)	209,489
Net cash used in operating activities	(33,563,000)	(266,266,459)

Financing activities
Borrowings	415,300,000	411,500,000
Repayments of debt	(169,000,000)	(293,000,000)
Repurchase of Series A preferred interests	(132,325,000)	-
Payments of debt issuance costs	(3,766,619)	(2,496,168)
Dividends paid on Series A preferred equity facility	(1,251,930)	(1,083,263)
Dividends paid to common limited partner	(57,599,177)	(45,657,472)
Distributions of incentive allocation to the General Partner	(14,206,636)	(10,419,133)
Contributions from the common limited partner	3,726,439	208,582,388
Net cash provided by financing activities	40,877,077	267,426,352

Net increase in cash and cash equivalents	7,314,077	1,159,893
Cash and cash equivalents at beginning of period	27,268,792	22,984,182
Cash and cash equivalents at end of period	$34,582,869	$24,144,075

Supplemental cash flow information
Interest payments	$5,275,934	$1,858,065

See accompanying notes to consolidated financial statements.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2015

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

The general partner of the Partnership is SVOF/MM, LLC, which also serves as the administrator of TCPC and the Partnership (the “Administrator” or the “General Partner”). The managing member of the General Partner is Tennenbaum Capital Partners, LLC, which serves as the Advisor to TCPC, the Partnership, TCPC Funding and the SBIC. Most of the equity interests in the General Partner are owned directly or indirectly by the Advisor and its employees.

Partnership management consists of the General Partner and the board of directors. The General Partner directs and executes the day-to-day operations of the Partnership subject to oversight from the board of directors, which performs certain functions required by the 1940 Act. The board of directors has delegated investment management of the Partnership’s assets to the Advisor. The board of directors consists of five persons, three of whom are independent.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2015

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

Reclassifications

Certain prior period amounts relating to lease income have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although management believes these estimates and assumptions to be reasonable, actual results could differ from those estimates and differences could be material.

Investment Valuation

Management values investments at fair value in accordance with GAAP, based upon the principles and methods of valuation set forth in policies adopted by the board of directors. Fair value is generally defined as the amount for which an investment would be sold in an orderly transaction between market participants at the measurement date.

All investments are valued at least quarterly based on affirmative pricing or quotations from independent third- party sources, with the exception of investments priced directly by the Advisor which together comprise, in total, less than 5% of the capitalization of the Partnership. Investments listed on a recognized exchange or market quotation system, whether U.S. or foreign, are valued for financial reporting purposes as of the last business day of the reporting period using the closing price on the date of valuation. Liquid investments not listed on a recognized exchange or market quotation system are valued using prices provided by a nationally recognized pricing service or by using quotations from broker-dealers.

Investments not priced by a pricing service or for which market quotations are either not readily available or are determined to be unreliable are priced at fair value using affirmative valuations performed by independent valuation services approved by the board of directors or, for investments aggregating less than 5% of the total capitalization of the Partnership, using valuations determined directly by the Advisor.  Such valuations are determined under a documented valuation policy that has been reviewed and approved by the board of directors.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2015

2.	Summary of Significant Accounting Policies (continued)

Pursuant to this policy, investment professionals of the Advisor provide recent portfolio company financial statements and other reporting materials to independent valuation firms as applicable, which firms evaluate such materials along with relevant observable market data to conduct independent appraisals each quarter, and their preliminary valuation conclusions are documented and discussed with senior management of the Advisor.  The audit committee of the board of directors discusses the valuations, and the board of directors approves the fair value of the investments in good faith based on the input of the Advisor, the respective independent valuation firms as applicable, and the audit committee of the board of directors.

Generally, to increase objectivity in valuing the investments, the Advisor will utilize external measures of value, such as public markets or third-party transactions, whenever possible. The Advisor’s valuation is not based on long-term work-out value, immediate liquidation value, nor incremental value for potential changes that may take place in the future. The values assigned to investments that are valued by the Advisor are based on available information and do not necessarily represent amounts that might ultimately be realized, as these amounts depend on future circumstances and cannot reasonably be determined until the individual investments are actually liquidated. The foregoing policies apply to all investments, including those in companies and groups of affiliated companies aggregating more than 5% of the Partnership’s assets.

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

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2015

2.	Summary of Significant Accounting Policies (continued)

At September 30, 2015, the Partnership’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$-	$-	$-
2	Other observable market inputs *	101,347,633	43,940,470	-
3	Independent third-party pricing sources that employ significant unobservable inputs	986,414,413	94,850,874	39,055,086
3	Advisor valuations with significant unobservable inputs	1,124,503	-	2,427,660
Total		$1,088,886,549	$138,791,344	$41,482,746

* For example, quoted prices in inactive markets or quotes for comparable investments

Unobservable inputs used in the fair value measurement of Level 3 investments as of September 30, 2015 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.)
Bank Debt	$763,574,930	Market rate approach	Market yields	4.3% - 22.7% (12.0%)
	152,703,450	Market quotations	Indicative bid/ask quotes	1 - 4(1)
	45,619,986	Market comparable companies	Revenue multiples	0.4x – 5.8x(3.0x)
	25,640,550	Market comparable companies	EBITDA multiples	3.3x – 16.5x(10.1x)
Other Corporate Debt	4,889,204	Market rate approach	Market yields	13.2% (13.2%)
	80,693,670	Market quotations	Indicative bid/ask quotes	1 - 2(1)
	9,268,000	Market comparable companies	EBITDA multiples	7.3x(7.3x)
Equity	7,801,506	Market rate approach	Market yields	5.9% - 26.2% (8.0%)
	6,553,914	Market quotations	Indicative bid/ask quotes	1 - 2(1)
	3,020,806	Market comparable companies	Revenue multiples	0.4x – 6.0x(3.0x)
	24,106,520	Market comparable companies	EBITDA multiples	4.8x – 11.0x(7.0x)
$1,123,872,536

Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Market yields	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2015

2.	Summary of Significant Accounting Policies (continued)

Changes in investments categorized as Level 3 during the three months ended September 30, 2015 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$908,884,909	$96,136,194	$38,634,245
Net realized and unrealized gains (losses)	(3,214,866)	(1,285,320)	6,167,397
Acquisitions	111,630,494	-	2,750,607
Dispositions	(30,596,992)	-	(8,497,163)
Reclassifications within Level 3 **	(289,132)†	-	-
Ending balance	$986,414,413	$94,850,874	$39,055,086

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(1,862,003)	$(1,285,320)	$4,284,045

**	Comprised of one investment that reclassified from Advisor Valuation
†	Negative balance relates to an unfunded commitment that was acquired and valued at a discount

	Advisor Valuation
	Bank Debt		Other Corporate Debt	Equity Securities
Beginning balance	$(383,918	)†	$-	$2,455,417
Net realized and unrealized gains (losses)	149,870		-	(26,540)
Acquisitions	1,076,312		-	-
Dispositions	(6,893)		-	(1,217)
Reclassifications within Level 3 *	289,132		-	-
Ending balance	$1,124,503		$-	$2,427,660

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$149,870		$-	$201,750

*   Comprised of one investment that reclassified to Independent Third-Party Valuation
†   Negative balance relates to an unfunded commitment that was acquired and valued at a discount

There were no transfers between Level 1 and 2 during the three months ended September 30, 2015.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2015

2.	Summary of Significant Accounting Policies (continued)

Changes in investments categorized as Level 3 during the nine months ended September 30, 2015 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$840,538,179	$56,621,975	$30,618,142
Net realized and unrealized gains (losses)	(14,665,802)	897,833	13,506,731
Acquisitions	406,576,197	300,149	5,266,261
Dispositions	(223,620,986)	(2,516,390)	(10,336,048)
Transfers out of Level 3 ‡	(36,143,175)	(16,311,095)	-
Transfers into Level 3 §	13,730,000	51,247,224	-
Reclassifications within Level 3 **	-	4,611,178	-
Ending balance	$986,414,413	$94,850,874	$39,055,086

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(11,815,486)	$841,634	$7,600,170

‡	Comprised of five investments that transferred to Level 2 due to increased observable market activity
§	Comprised of three investments that transferred from Level 2 due to reduced trading volumes
**	Comprised of one investment that reclassified from Advisor Valuation

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$-	$4,611,178	$2,324,629
Net realized and unrealized gains (losses)	134,445	-	104,248
Acquisitions	1,725,243	-	-
Dispositions	(735,185)	-	(1,217)
Reclassifications within Level 3 *	-	(4,611,178)	-
Ending balance	$1,124,503	$-	$2,427,660

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$134,445	$-	$332,538

*   Comprised of one investment that reclassified to Independent Third-Party Valuation

There were no transfers between Level 1 and 2 during the nine months ended September 30, 2015.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2015

2.	Summary of Significant Accounting Policies (continued)

At December 31, 2014, the Partnership’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$-	$-	$-
2	Other observable market inputs *	131,946,338	79,875,445	-
3	Independent third-party pricing sources that employ significant unobservable inputs	840,538,179	56,621,975	30,618,142
3	Advisor valuations with significant unobservable inputs	-	4,611,178	2,324,629
Total		$972,484,517	$141,108,598	$32,942,771

* For example, quoted prices in inactive markets or quotes for comparable investments

Changes in investments categorized as Level 3 during the three months ended September 30, 2014 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$580,830,991	$50,098,573	$26,851,302
Net realized and unrealized gains (losses)	(2,348,229)	(266,272)	996,648
Acquisitions	205,639,764	5,624	4,046,906
Dispositions	(33,252,537)	-	(1,006,480)
Transfers out of Level 3 ‡	(28,782,948)	-	-
Transfers into Level 3 §	17,131,420	2,682,500	-
Reclassifications within Level 3 **	(455,459)†	-	1,115,183
Ending balance	$738,763,002	$52,520,425	$32,003,559

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(1,011,779)	$(266,272)	$629,452

‡	Comprised of three investments that transferred to Level 2 due to increased observable market activity
§	Comprised of three investments that transferred from Level 2 due to reduced trading volumes
**	Comprised of three investments that reclassified from Advisor Valuation and one investment that reclassified to Advisor Valuation
†	Negative balance relates to an unfunded commitment that was acquired and valued at a discount

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2015

2.	Summary of Significant Accounting Policies (continued)

	Advisor Valuation
	Bank Debt		Other Corporate Debt	Equity Securities
Beginning balance	$(455,459	)†	$4,307,107	$2,389,805
Net realized and unrealized gains (losses)	-		24,993	16,074
Reclassifications within Level 3 *	455,459		-	(1,115,183)
Ending balance	$-		$4,332,100	$1,290,696

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$-		$24,993	$16,075

*	Comprised of three investments that reclassified to Independent Third-Party Valuation and one investment that reclassified from Independent Third-Party Valuation
†	Negative balance relates to an unfunded commitment that was acquired and valued at a discount

There were no transfers between Level 1 and 2 during the three months ended September 30, 2014.

Changes in investments categorized as Level 3 during the nine months ended September 30, 2014 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$515,953,643	$53,334,634	$36,066,746
Net realized and unrealized gains (losses)	47,146	(14,913)	(1,335,910)
Acquisitions	424,280,318	174,943	5,882,955
Dispositions	(115,964,311)	(22,549,239)	(10,046,998)
Transfers out of Level 3 †	(89,614,594)	-	-
Transfers into Level 3 ‡	4,060,800	21,575,000	-
Reclassifications within Level 3 §	-	-	1,436,766
Ending balance	$738,763,002	$52,520,425	$32,003,559

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$1,089,298	$1,005,398	$(1,075,632)

†  Comprised of nine investments that transferred to Level 2 due to increased observable market activity
‡  Comprised of two investments that transferred from Level 2 due to reduced trading volumes
§  Comprised of two investments that reclassified from Advisor Valuation and one that reclassified to Advisor Valuation

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2015

2.	Summary of Significant Accounting Policies (continued)

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$4,060,800	$7,631,335	$2,837,707
Net realized and unrealized losses	-	(504,281)	(313,703)
Acquisitions	-	4,303,962	230,937
Dispositions	(4,060,800)	(7,098,916)	(27,479)
Reclassifications within Level 3 **	-	-	(1,436,766)
Ending balance	$-	$4,332,100	$1,290,696

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$-	$166,619	$(341,183)

**  Comprised of two investments that reclassified to Independent Third-Party Valuation and one that reclassified from Independent Third-Party Valuation

There were no transfers between Level 1 and 2 during the nine months ended September 30, 2014.

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with brokerage firms and the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally three months or less.  Cash and cash equivalents are carried at amortized cost which approximates fair value. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy.

Restricted Investments

The Partnership may invest without limitation in instruments that are subject to legal or contractual restrictions on resale. These instruments generally may be resold to institutional investors in transactions exempt from registration or to the public if the securities are registered. Disposal of these investments may involve time-consuming negotiations and additional expense, and prompt sale at an acceptable price may be difficult Information regarding restricted investments is included at the end of the Consolidated Schedule of Investments.  Restricted investments, including any restricted investments in affiliates, are valued in accordance with the investment valuation policies discussed above.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2015

2.	Summary of Significant Accounting Policies (continued)

Foreign Investments

The Partnership may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 1.4% and 1.7% of total investments at September 30, 2015 and December 31, 2014, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at September 30, 2015 and December 31, 2014 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

Derivatives

In order to mitigate certain currency exchange and interest rate risks, the Partnership has entered into certain swap and option transactions. All derivatives are reported at their gross amounts as either assets or liabilities in the Consolidated Statements of Assets and Liabilities. The transactions entered into are accounted for using the mark-to-market method with the resulting change in fair value recognized in earnings for the current period. Risks may arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts and from unanticipated movements in interest rates and the value of foreign currency relative to the U.S. dollar.  The Partnership is required under the terms of its derivative agreement to pledge assets as collateral to secure its obligation under the derivatives.  As of September 30, 2015, $492,045 of cash was pledged as collateral under the Partnership’s derivative instrument.

The Partnership did not enter into any new derivative transactions during the nine months ended September 30, 2015. At September 30, 2015, the Partnership held an interest rate cap with a notional amount of $25,000,000 and a cross currency basis swap with a notional amount of $16,401,467. Gains and losses from derivatives during the nine months ended September 30, 2015 were included in net realized and unrealized loss on investments in the Consolidated Statements of Operations as follows:

Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)
Cross currency basis swap	$-	$1,151,138
Interest rate cap	-	(497)

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2015

2.	Summary of Significant Accounting Policies (continued)

The Partnership did not enter into any new derivative transactions during the nine months ended September 30, 2014. At September 30, 2014, the Partnership held an interest rate cap with a notional amount of $25,000,000 and a cross currency basis swap with a notional amount of $16,401,467. Gains and losses from derivatives during the nine months ended September 30, 2014 were included in net realized and unrealized loss on investments in the Consolidated Statements of Operations as follows:

Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)
Cross currency basis swaps	$-	$1,402,313
Interest rate cap	-	(12,812)

Valuations of derivatives held at September 30, 2015 and 2014 were determined using observable market inputs other than quoted prices in active markets for identical assets and, accordingly, are classified as Level 2 in the GAAP valuation hierarchy.

Debt Issuance Costs

Costs of approximately $1.6 million and $1.5 million were incurred during 2015 and 2013, respectively, in connection with the amendment and extension of the Partnership’s credit facility (see Note 4). Costs of approximately $1.9 million, $1.8 million and $1.6 million were incurred during 2015, 2014 and 2013, respectively, in connection with placing and extending TCPC Funding’s revolving credit facility (see Note 4). Costs of approximately $0.3 million and $1.5 million were incurred during 2015 and 2014, respectively, in connection with placing the SBIC’s SBA debentures (see Note 4). These costs were deferred and are being amortized on a straight-line basis over the estimated life of the respective instruments. The impact of utilizing the straight-line amortization method versus the effective-interest method is not material to the operations of the Partnership.

Revenue Recognition

Interest and dividend income, including income paid in kind, is recorded on an accrual basis. Origination, structuring, closing, commitment and other upfront fees, including original issue discounts, earned with respect to capital commitments are generally amortized or accreted into interest income over the life of the respective debt investment, as are end-of-term or exit fees receivable upon repayment of a debt investment. Other fees, including certain amendment fees, prepayment fees and commitment fees on broken deals, are recognized as earned. Prepayment fees and similar income due upon the early repayment of a loan or debt security are recognized when receivable and are included in interest income.

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

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2015

2.	Summary of Significant Accounting Policies (continued)

Income Taxes

The income or loss of the Partnership, TCPC Funding and the SBIC is reported in the respective partners’ income tax returns. Consequently, no income taxes are paid at the partnership level or reflected in the Partnership’s financial statements.  In accordance with ASC Topic 740 – Income Taxes , the Partnership recognizes in its consolidated financial statements the effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination. As of September 30, 2015, all tax years of the Partnership, TCPC Funding and the SBIC since January 1, 2011 remain subject to examination by federal tax authorities. No such examinations are currently pending.

Cost and unrealized appreciation and depreciation of the Partnership’s investments (including derivatives) for U.S. federal income tax purposes at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
Unrealized appreciation	$39,427,027	$32,342,656
Unrealized depreciation	(80,333,641)	(73,638,935)
Net unrealized depreciation	$(40,906,614)	$(41,296,279)

Cost	$1,312,936,001	$1,189,550,272

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs , which generally requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015, which clarified the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements.  ASU 2015-15 should be adopted concurrent with the adoption of ASU 2015-03.  The Partnership does not expect adoption of this guidance to have a material impact on its consolidated financial statements.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2015

3.	Management Fees, Incentive Compensation and Other Expenses

The Partnership’s management fee is calculated at an annual rate of 1.5% of total assets (excluding cash and cash equivalents) of TCPC on a consolidated basis as of the beginning of each quarter and is payable to the Advisor quarterly in arrears.

Incentive compensation is only paid to the extent that TCPC’s total performance exceeds a cumulative 8% annual return since January 1, 2013 (the “Total Return Hurdle”). Beginning January 1, 2013, the incentive compensation equals 20% of net investment income (reduced by preferred dividends) and 20% of net realized gains (reduced by any net unrealized losses), subject to the Total Return Hurdle. The incentive compensation is payable quarterly in arrears as an allocation and distribution to the General Partner and is calculated as the difference between cumulative incentive compensation earned since January 1, 2013 and cumulative incentive compensation paid since January 1, 2013. A reserve for incentive compensation is allocated to the account of the General Partner based on the amount of additional incentive compensation that would have been distributable to the General Partner assuming a hypothetical liquidation of TCPC and the Partnership at net asset value on the balance sheet date. The General Partner’s equity interest in the Partnership is comprised entirely of such reserve amount, if any, and is reflected in the Consolidated Statement of Changes in Net Assets.  As of September 30, 2015 and December 31, 2014, no such reserve was allocated.

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

Leverage is comprised of amounts outstanding under a term loan issued by the Partnership (the “Term Loan”), amounts outstanding under a senior secured revolving credit facility issued by the Partnership (the “Revolving Credit Facility,” and together with the Term Loan, the “Partnership Facility”), amounts outstanding under a senior secured revolving credit facility issued by TCPC Funding (the “TCPC Funding Facility”), debentures guaranteed by the SBA (the “SBA Debentures”), and amounts outstanding under a preferred equity facility issued by the Partnership (the “Preferred Interests”) which were fully repurchased and retired by the Partnership on September 3, 2015.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2015

4.	Leverage (continued)

Total leverage outstanding and available at September 30, 2015 was as follows:

	Maturity	Rate		Carrying Value †	Available	Total Capacity
Partnership Facility
Revolving Credit Facility	2018	L+1.75	% *	$109,000,000	$7,000,000	$116,000,000
Term Loan	2018	L+1.75	% *	100,500,000	-	100,500,000
TCPC Funding Facility	2020	L+2.50	% *§	221,000,000	129,000,000	350,000,000
SBA Debentures	2024-2025	2.84	% **	38,800,000	36,200,000	75,000,000	‡
Total leverage				$469,300,000	$172,200,000	$641,500,000

*	Based on either LIBOR or the lender’s cost of funds, subject to certain limitations
†	All carrying values are the same as the principal amounts outstanding
§	Or L+2.25% subject to certain funding requirements
**	Weighted-average interest rate, excluding fees of 0.36%
‡	Anticipated total capacity of $150 million

Total leverage outstanding and available at December 31, 2014 was as follows:

	Maturity	Rate		Carrying Value †	Available	Total Capacity
Partnership Facility
Revolving Credit Facility	2016	L+2.50	%*	$70,000,000	$46,000,000	$116,000,000
TCPC Funding Facility	2017	L+2.50	%*	125,000,000	125,000,000	250,000,000
SBA Debentures	2024-2025	3.02	%**	28,000,000	47,000,000	75,000,000	‡
Preferred Interests	2016	L+0.85	%*	134,000,000	-	134,000,000
Total leverage				$357,000,000	$218,000,000	$575,000,000

*	Based on either LIBOR or the lender’s cost of funds, subject to certain limitations
†	All carrying values are the same as the principal amounts outstanding
**
Interest rate on pooled loans of $18.5 million, excluding fees of 0.36%. As of December 31, 2014, the remaining $9.5 million of the outstanding amount was not yet pooled, and bore interest at a temporary rate of 0.56% plus fees of 0.36% through March 25, 2015, the date of the next SBA pooling

‡	Anticipated total capacity of $150 million

The combined weighted-average interest and dividend rates on total leverage outstanding at September 30, 2015 and December 31, 2014 were 2.44% and 2.15%, respectively.

Total expenses related to debt include:

	Nine Months Ended September 30,
	2015	2014
Interest expense	$5,927,481	$2,252,933
Amortization of deferred debt issuance costs	1,109,752	1,151,598
Commitment fees	919,649	650,209
Total	$7,956,882	$4,054,740

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2015

4.	Leverage (continued)

Amounts outstanding under the Partnership Facility, the TCPC Funding Facility and the SBA Debentures are carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of September 30, 2015, the estimated fair values of the Partnership Facility and the SBA Debentures approximated their carrying values, and the TCPC Funding Facility’s estimated fair value was $223.1 million. The estimated fair values of the Partnership Facility, the TCPC Funding Facility and the SBA Debentures are determined by discounting projected remaining payments using market interest rates for borrowings of the Partnership and entities with similar credit risks at the measurement date. At September 30, 2015, the fair values of the Partnership Facility, the TCPC Funding Facility and the SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

Partnership Facility

The Partnership Facility consists of a $100.5 million fully-drawn senior secured term loan and a senior secured revolving credit facility which provides for amounts to be drawn up to $116 million, subject to certain collateral and other restrictions. The Partnership Facility matures on July 31, 2018. Most of the cash and investments held directly by the Partnership, as well as the net assets of TCPC Funding and the SBIC, are included in the collateral for the facility.

Advances under the Partnership Facility through July 31, 2014 bore interest at an annual rate equal to 0.44% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). Advances under the Partnership Facility for periods from July 31, 2014 through September 3, 2015 bore interest at an annual rate equal to 2.5% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). Advances under the Partnership Facility from September 3, 2015 through July 31, 2016 bear interest at an annual rate equal to 1.75% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points).  Advances under the Partnership facility from July 31, 2016 through the maturity date of the facility will bear interest at an annual rate of 2.5% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points).  In addition to amounts due on outstanding debt, the Revolving Credit Facility accrues commitment fees of 0.20% per annum on the unused portion of the facility, or 0.25% per annum when less than $46.4 million in borrowings are outstanding. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Partnership fail to satisfy certain financial or other covenants. As of September 30, 2015, the Partnership was in full compliance with such covenants.

SBA Debentures

As of September 30, 2015, the SBIC is able to issue up to $75 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of September 30 2015, the Partnership had committed $75 million of regulatory capital to the SBIC, $58.0 million of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of LIBOR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2015

4.	Leverage (continued)

SBA Debentures outstanding as of September 30, 2015 were as follows:

Issuance Date	Maturity	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 24, 2014	September 1, 2024	$18,500,000	3.02%	0.36%
March 25, 2015	March 1, 2025	9,500,000	2.52%	0.36%
September 23, 2015	September 1, 2025	10,800,000	2.83%	0.36%
		$38,800,000	2.84%*

* Weighted-average interest rate

TCPC Funding Facility

The TCPC Funding Facility is a senior secured revolving credit facility which provides for amounts to be drawn up to $350 million, subject to certain collateral and other restrictions. The facility’s maturity is March 6, 2020, subject to extension by the lender at the request of TCPC Funding. The facility contains an accordion feature which allows for expansion of the facility to up to $400 million subject to consent from the lender and other customary conditions. The cash and investments of TCPC Funding are included in the collateral for the facility.

Borrowings under the TCPC Funding Facility bear interest at a rate of LIBOR plus 2.25% per annum, or LIBOR plus 2.50% per annum subject to certain funding requirements, plus an administration fee of 0.25% per annum. In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.50% per annum on the unused portion of the facility, or 0.75% per annum when the unused portion is greater than 33% of the total facility and an administrative fee of 0.25% per annum. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding fail to satisfy certain financial or other covenants. As of September 30, 2015, TCPC Funding was in full compliance with such covenants.

Preferred Interests

As of September 30, 2015, the Partnership had fully repurchased and retired all outstanding Preferred Interests.  The Preferred Interests were comprised of 6,700 Series A preferred limited partner interests with a liquidation preference of $20,000 per interest. The Preferred Interests accrued dividends at an annual rate equal to 0.85% plus either LIBOR or the interest holder’s cost of funds (subject to a cap of LIBOR plus 20 basis points).

On June 30, 2015, the Partnership repurchased and retired 1,675 of the previously outstanding 6,700 Preferred Interests at a price of $31,825,000. On September 3, 2015, the Partnership repurchased and retired the remaining 5,025 Preferred Interests outstanding at a price of $100,500,000.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2015

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

September 30, 2015

5.	Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk (continued)

The Consolidated Schedule of Investments includes certain revolving loan facilities and other commitments held by the Partnership with unfunded balances at September 30, 2015 and December 31, 2014 as follows:

		Unfunded Balances
Issuer	Maturity	September 30, 2015	December 31, 2014
ABG Intermediate Holdings 2, LLC	5/27/2022	$534,571	$	N/A
AP Gaming I, LLC	12/20/2018	12,500,000		7,500,000
Acrisure, LLC	11/19/2022	4,680,367		4,482,352
Alpheus Communications, LLC	5/31/2018	1,072,256		749,919
Anuvia Plant Nutrients Holdings, LLC (VitAG)	2/1/2018	4,300,000		4,300,000
Asset International, Inc.	7/31/2020	1,180,920		3,753,551
Blue Coat Systems, Inc.	5/31/2018	N/A		12,000,000
Cargojet Airways, LTD.	1/31/2023	14,457,306		N/A
Central MN Renewables, LLC	1/16/2016	2,100,000		N/A
Daymark Financial Acceptance, LLC	1/12/2020	20,000,000		N/A
Edmentum, Inc.	6/9/2020	3,368,586		N/A
Enerwise Global Technologies, Inc.	11/30/2017	7,500,000		7,500,000
InMobi, Inc.	9/1/2018	11,854,959		N/A
MediMedia USA, Inc.	5/20/2018	3,642,500		3,875,000
Mesa Air Group, Inc.	7/15/2022	13,575,000		13,575,000
NEXTracker, Inc.	7/1/2016	N/A		15,000,000
Redaptive, Inc.	7/1/2018	15,000,000		N/A
RM OpCo, LLC (Real Mex)	3/30/2018	1,259,355		1,889,033
SoundCloud Limited	10/1/2018	9,014,286		N/A
SunEdison, Inc.	2/28/2017	9,379,246		9,379,246
Vistronix, LLC	12/4/2018	342,597		570,996
Waterfall International, Inc.	9/1/2018	3,200,000		N/A
Total Unfunded Balances		$138,961,949		$84,575,096

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2015

6.	Related Party Transactions

TCPC, the Partnership, TCPC Funding, the SBIC, the Advisor, the General Partner and their members and affiliates may be considered related parties. From time to time, the Partnership advances payments to third parties on behalf of TCPC which are reimbursable through deductions from distributions to TCPC.  From time to time, the Advisor advances payments to third parties on behalf of the Partnership and receives reimbursement from the Partnership. At September 30, 2015, amounts reimbursable to the Advisor totaled $380,646, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator the Partnership (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Partnership, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Partnership. For the nine months ended September 30, 2015 and 2014, expenses allocated pursuant to the Administration Agreements totaled $1,118,418 and $1,002,418, respectively.

On November 25, 2014, the Partnership obtained an exemptive order (the “Exemptive Order”) from the Securities and Exchange Commission permitting the Partnership to purchase certain investments from affiliated investment companies at fair value. The Exemptive Order exempts the Partnership from provisions of Sections 17(a) and 57(a) of the 1940 Act which would otherwise restrict such transfers. All such purchases are subject to the conditions set forth in the Exemptive Order, which among others include certain procedures to verify that each purchase is done at the current fair value of the respective investment. During the nine months ended September 30, 2015, the Partnership purchased approximately $94.5 million of investments from affiliates (as defined in the 1940 Act), which were classified as Level 2 in the GAAP valuation hierarchy at the time of the transfer and the selling party has no continuing involvement in the transferred assets. All of the transfers were consummated in accordance with the provisions of the Exemptive Order and were accounted for as a purchase in accordance with ASC 860, Transfers and Servicing.

7.	Distributions

The Partnership’s distributions are recorded on the record date. The timing of distributions is determined by the General Partner, which has provided the Advisor with certain criteria for such distributions.

8.	Subsequent Events

On November 3, 2015, the board of directors of the Partnership voted to add an additional independent director, Brian F. Wruble, to the board of directors effective as of November 5, 2015.

On November 5, 2015, TCPC’s board of directors declared a fourth quarter regular dividend of $0.36 per share payable on December 31, 2015 to stockholders of record as of the close of business on December 17, 2015.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2015

9.	Financial Highlights

Nine Months Ended September 30, 2015

Return on invested assets (1), (2)	7.5%

Gross return to common limited partner (1)	9.5%
Less: General Partner incentive allocation (1)	(1.9%)
Return to common limited partner (1), (3)	7.6%

Ratios to average common equity: (4), (5)
Net investment income	13.0%
Expenses	4.0%
Expenses and General Partner allocation	5.8%

Ending net assets attributable to common limited partner	$844,221,411
Portfolio turnover rate (1)	25.3%
Weighted-average leverage outstanding (6)	$400,350,549
Weighted-average interest rate on leverage (7)	2.2%

(1)	Not annualized.
(2)	Return on invested assets is a time-weighted, geometrically linked rate of return and excludes cash and cash equivalents.
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

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Change in Investments in Affiliates (1) (Unaudited)

Nine Months Ended September 30, 2015

Security	Dividends or Interest (2)	Fair Value at December 31, 2014	Acquisitions (3)	Dispositions (4)	Fair Value at September 30, 2015

AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/16	$443,132	$4,869,577	$-	$-	$4,869,577
AGY Holding Corporation, Senior Secured 2nd Lien Notes, 11%, due 11/15/16	764,610	9,017,764	250,236	-	9,268,000
Anacomp, Inc., Class A Common Stock	-	916,535	665,429	-	1,581,964
Edmentum Ultimate Holdings, LLC, Junior PIK Notes, 10%, due 6/9/20	-	-	11,737,772	(673,951)	11,063,821
Edmentum Ultimate Holdings, LLC, Senior PIK Notes, 8.5%, due 6/9/20	-	-	2,557,459	-	2,557,459
Edmentum, Inc., Junior Revolving Facility, 5%, due 6/9/20	-	-	2,105,370	(2,105,366)	3
Edmentum Ultimate Holdings, LLC, Class A Common Units	-	-	680,218	-	680,218
EPMC HoldCo, LLC, Membership Units	-	682,614	-	-	682,614
Essex Ocean II, LLC, Membership Units	-	-	199,430	-	199,430
Globecomm Systems Inc., Senior Secured 1st Lien Term Loan, LIBOR + 7.625%, 1.25% LIBOR Floor, due 12/11/18	996,866	14,656,950	120,478	(263,201)	14,514,227
KAGY Holding Company, Inc., Series A Preferred Stock	-	121,975	4,243,350		4,365,325
N659UA Aircraft Secured Mortgage, 12%, due 2/28/16	104,586	1,659,003	-	(999,744)	659,259
N661UA Aircraft Secured Mortgage, 12%, due 5/4/16	117,000	1,899,950	-	(992,327)	907,623
N913DL Aircraft Secured Mortgage, 8%, due 3/15/17	10,286	209,168	-	(69,556)	139,612
N918DL Aircraft Secured Mortgage, 8%, due 8/15/18	17,033	320,440	-	(61,508)	258,932
N954DL Aircraft Secured Mortgage, 8%, due 3/20/19	23,762	437,679	315	(70,535)	367,458
N955DL Aircraft Secured Mortgage, 8%, due 6/20/19	25,167	460,258	539	(67,833)	392,963
N956DL Aircraft Secured Mortgage, 8%, due 5/20/19	24,993	457,902	479	(68,984)	389,397
N957DL Aircraft Secured Mortgage, 8%, due 6/20/19	25,387	464,283	544	(68,425)	396,402
N959DL Aircraft Secured Mortgage, 8%, due 7/20/19	25,778	470,601	612	(67,874)	403,338
N960DL Aircraft Secured Mortgage, 8%, due 10/20/19	27,156	493,258	831	(66,777)	427,312
N961DL Aircraft Secured Mortgage, 8%, due 8/20/19	26,608	484,908	694	(68,460)	417,143
N976DL Aircraft Secured Mortgage, 8%, due 2/15/18	19,410	314,588	-	(71,456)	243,132
N913DL Equipment Trust Beneficial Interests	18,399	117,497	67,498	(74,879)	110,116
N918DL Equipment Trust Beneficial Interests	15,200	135,890	60,946	(67,037)	129,800
N954DL Equipment Trust Beneficial Interests	15,208	72,604	84,638	(80,813)	76,429
N955DL Equipment Trust Beneficial Interests	14,331	111,010	77,650	(79,828)	108,833
N956DL Equipment Trust Beneficial Interests	14,449	106,800	79,184	(80,927)	105,056
N957DL Equipment Trust Beneficial Interests	14,229	107,682	78,827	(80,593)	105,915
N959DL Equipment Trust Beneficial Interests	14,013	108,579	78,478	(80,261)	106,796
N960DL Equipment Trust Beneficial Interests	13,283	107,865	78,555	(80,008)	106,411
N961DL Equipment Trust Beneficial Interests	13,607	102,826	80,388	(81,410)	101,805
N976DL Equipment Trust Beneficial Interests	14,916	102,006	75,991	(76,920)	101,078
RM Holdco, LLC, Equity Participation	-	792	-	(792)	-
RM Holdco, LLC, Membership Units	-	-	-	-	-
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 7%, due 3/21/16	204,710	3,900,025	13,996	(149,762)	3,764,259
RM OpCo, LLC, Senior Secured 2nd Lien Term Loan Tranche B, 8.5%, due 3/30/18	544,806	6,457,325	542,885	(1,893,876)	5,106,334
RM OpCo, LLC, Senior Secured 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	177,706	2,567,717	180,623	(9,650)	2,738,690
RM OpCo, LLC, Convertible 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	123,274	1,636,314	122,889	(13,934)	1,745,268
RM OpCo, LLC, Senior Convertible 2nd Lien Term Loan B, 8.5%, due 3/30/18	80,483	631,164	705,314	-	1,336,478
United N659UA-767, LLC (N659UA)	418,257	3,177,822	937,274	(804,361)	3,310,735
United N661UA-767, LLC (N661UA)	412,105	3,078,923	908,965	(748,785)	3,239,103
Wasserstein Cosmos Co-Invest, L.P., Limited Partnership Units	-	4,175,000	1,050,000	(1,026,500)	4,198,500

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

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

September 30, 2015

Investment	Acquisition Date

Avanti Communications Group, PLC, Senior Secured Notes, 10%, due 10/1/19	9/26/13
BlackLine Intermediate, Inc., Warrants to Purchase Common Stock	9/25/13
BPA Laboratories, Inc., Senior Secured Notes, 12.25%, due 4/1/17 (144A)	3/5/12
Caribbean Financial Group, Senior Secured Notes, 11.5%, due 11/15/19	10/19/12
Findly Talent, LLC, Membership Units	1/1/14
Flight Options Holdings I, Inc. (One Sky), Warrants to Purchase Common Stock	12/4/13
Fuse Media, LLC, Warrants to Purchase Common Stock	8/3/12
Fuse, LLC, Senior Secured Notes, 10.375%, due 7/1/19	6/18/14
Green Biologics, Inc., Warrants to Purchase Stock	12/22/14
Hunt Companies, Inc., Senior Secured Notes, 9.625%, due 3/1/21	2/25/14
Integra Telecom, Inc., Common Stock	11/19/09
Integra Telecom, Inc., Warrants	11/19/09
Iracore International, Inc., Senior Secured Notes, 9.5%, due 6/1/18	5/8/13
Magnolia Finance V plc, Asset-Backed Credit Linked Notes, 13.125%, due 8/2/21	8/1/13
Marsico Holdings, LLC Common Interest Units	9/10/12
NEXTracker, Inc., Series B Preferred Stock	Var. 2014 & 2015
NEXTracker, Inc., Series C Preferred Stock	6/12/15
Precision Holdings, LLC, Class C Membership Interests	Var. 2010 & 2011
Rightside Group, Ltd, Warrants	8/6/14
Shop Holding, LLC (Connexity), Class A Units	6/2/11
Shop Holding, LLC (Connexity), Warrants to Purchase Class A Units	6/2/11
Soraa, Inc., Warrants to Purchase Common Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/2015
STG-Fairway Holdings, LLC (First Advantage), Class A Units	12/30/10
The Telx Group, Inc., Senior Notes, 13.5% PIK, due 7/9/21	4/9/14
Trade Finance Funding I, Ltd., Secured Class B Notes, 10.75%, due 11/13/18	11/13/13
V Telecom Investment S.C.A. (Vivacom), Common Shares	11/9/12
Waterfall International, Inc., Series B Preferred Stock	9/16/2015
Waterfall International, Inc., Warrants to Purchase Stock	9/16/2015

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

Our leverage program is comprised of $116 million in available debt under a senior secured revolving credit facility issued by the Partnership (the “Revolving Credit Facility”), a $100.5 million term loan issued by the Partnership (the “Term Loan,” and together with the Revolving Credit Facility, the “Partnership Facility”), $350 million in available debt under a senior secured revolving credit facility issued by TCPC Funding (the “TCPC Funding Facility”), and $75 million in committed leverage from the SBA (the “SBA Program,” and, together with the Partnership Facility, the TCPC Funding Facility, and the SBA Program, the “Leverage Program”).

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of September 30, 2015, 84.5% of our total assets were invested in qualifying assets.

Revenues

We generate revenues primarily in the form of interest on the debt we hold. We also generate revenue from dividends on our equity interests, capital gains on the disposition of investments, and certain lease, fee, and other income. Our investments in fixed income instruments generally have an expected maturity of three to five years, although we have no lower or upper constraint on maturity. Interest on our debt investments is generally payable quarterly or semi-annually. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments and preferred stock investments may defer payments of cash interest or dividends or PIK. Any outstanding principal amount of our debt investments and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of prepayment fees, commitment, origination, structuring or due diligence fees, end-of-term or exit fees, fees for providing significant managerial assistance, consulting fees and other investment related income.

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

As of September 30, 2015, none of our investments were categorized as Level 1, 11.4% were categorized as Level 2, 88.3% were Level 3 investments valued based on valuations by independent third party sources, and 0.3% were Level 3 investments valued based on valuations by the Advisor.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the financial statements.

Revenue recognition

Interest and dividend income, including income paid in kind, is recorded on an accrual basis to the extent that such amounts are determined to be collectible. Origination, structuring, closing, commitment and other upfront fees earned with respect to capital commitments, as well as any end-of-term or exit fees receivable upon the repayment of a debt investment, are generally amortized or accreted into interest income over the life of the respective investment. Other fees, including certain amendment fees, prepayment fees and commitment fees on broken deals, are recognized as earned. Prepayment fees and similar income received upon the early repayment of a loan or debt security are included in interest income.

Certain of our debt investments may be purchased at a discount to par as a result of the underlying credit risks and financial results of the issuer, as well as general market factors that influence the financial markets as a whole. GAAP generally requires that discounts on the acquisition of corporate bonds, municipal bonds and treasury bonds be amortized using the effective-interest or constant-yield method. GAAP also requires that we consider the collectability of interest when making accruals. Accordingly, when accounting for discounts and other interest accruals, we recognize income when it is probable that such amounts will be collected.

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

Portfolio and investment activity

During the three months ended September 30, 2015, we invested approximately $120.6 million, comprised of new investments in 7 new and 4 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 98.7% were in senior secured debt, comprised of senior loans ($116.6 million, or 96.7% of total acquisitions) and senior secured notes ($2.5 million, or 2.0% of total acquisitions). The remaining $1.5 million (1.3% of total acquisitions) were equity investments. Additionally, we received approximately $65.3 million in proceeds from sales or repayments of investments during the three months ended September 30, 2015.

During the nine months ended September 30, 2015 we invested approximately $423.3 million, comprised of new investments in 16 new and 22 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 99.5% were in senior secured debt, comprised of senior loans ($379.2 million, or 89.6% of total acquisitions) and senior secured notes ($41.9 million, or 9.9% of total acquisitions). The remaining $2.3 million (0.5% of total acquisitions) were equity investments. Additionally, we received approximately $305.5 million in proceeds from sales or repayments of investments during the nine months ended September 30, 2015.

At September 30, 2015, our investment portfolio of $1,269.2 million (at fair value) consisted of 91 portfolio companies and was invested 97% in debt investments, of which 100% was in senior secured debt. In aggregate, our investment portfolio was invested 84% in senior secured loans, 13% in senior secured notes, and 3% in equity investments. Our average portfolio company investment at fair value was approximately $13.9 million. Our largest portfolio company investment by value was approximately $44.8 million and our five largest portfolio company investments by value comprised approximately 15.6% of our portfolio at September 30, 2015. At December 31, 2014, our investment portfolio of $1,146.5 million (at fair value) consisted of 84 portfolio companies and was invested 97% in debt investments, of which 100% was in senior secured debt. In aggregate, our investment portfolio was invested 82% in senior secured loans, 15% in senior secured notes, and 3% in equity investments. Our average portfolio company investment at fair value was approximately $13.6 million. Our largest portfolio company investment by value was approximately $41.8 million and our five largest portfolio company investments by value comprised approximately 14% of our portfolio at December 31, 2014.

The industry composition of our portfolio at fair value at September 30, 2015 was as follows:

Industry	Percent of Total Investments

Software Publishing	13.8%
Air Transportation	6.4%
Computer Systems Design and Related Services	5.7%
Scientific Research and Development Services	4.8%
Chemicals	4.5%
Hospitals	4.2%
Business Support Services	4.1%
Radio and Television Broadcasting	3.8%
Nondepository Credit Intermediation	3.3%
Insurance Carriers	3.1%
Wireless Telecommunications Carriers	3.1%
Wired Telecommunications Carriers	2.8%
Data Processing and Hosting Services	2.6%
Textile Furnishings Mills	2.6%
Grocery Stores	2.5%
Computer Equipment Manufacturing	2.4%
Management, Scientific, and Technical Consulting Services	2.0%
Utility System Construction	2.0%
Advertising and Public Relations Services	1.9%
Oil and Gas Extraction	1.8%
Electronic Component Manufacturing	1.7%
Other Manufacturing	1.7%
Real Estate Related Activities	1.7%
Financial Investment Activities	1.6%
Other Information Services	1.6%
Retail	1.6%
Communications Equipment Manufacturing	1.5%
Lessors of Nonfinancial Licenses	1.5%
Accounting, Tax and Payroll Services	1.2%
Restaurants	1.2%
Electrical Equipment Manufacturing	1.0%
Other Telecommunications	1.0%
Other	5.3%

Total	100.0%

The weighted average effective yield of the debt securities in our portfolio was 10.9% at September 30, 2015 and December 31, 2014. At September 30, 2015, 78.4% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 21.6% bore interest at fixed rates. The percentage of our floating rate debt investments that bore interest based on an interest rate floor was 77.5% at September 30, 2015. At December 31, 2014, 78.3% of our debt investments bore interest based on floating rates, and 21.7% bore interest at fixed rates. The percentage of our floating rate debt investments that bore interest based on an interest rate floor was 83.1% at December 31, 2014.

Results of operations

Investment income

Investment income totaled $35.3 million and $27.2 million, respectively, for the three months ended September 30, 2015 and 2014, of which $33.8 million and $26.7 million were attributable to interest on our debt investments, $0.3 million and $0.3 million to lease income, and $1.2 million and $0.2 million to other income, respectively. The increase in investment income in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 reflects an increase in interest income due to the larger investment portfolio in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 and an increase in other income primarily due to amendment fees received during the three months ended September 30, 2015..

Investment income totaled $107.1 million and $74.4 million, respectively, for the nine months ended September 30, 2015 and 2014, of which $102.9 million and $70.3 million were attributable to interest on our debt investments, $0.0 million and $1.9 million to dividends from equity securities, $1.0 million and $1.0 million to lease income and $3.2 million and $1.2 million to other income, respectively. The increase in investment income in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 reflects an increase in interest income due to the larger investment portfolio in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 and an increase in other income primarily due to amendment and structuring fees received during the nine months ended September 30, 2015, partially offset by a decrease in dividend income.

Expenses

Total operating expenses for the three months ended September 30, 2015 and 2014 were $8.8 million and $6.1 million respectively, comprised primarily of $4.7 million and $3.5 million in base management fees, $2.5 million and $1.3 million in interest expense and commitment fees, $0.4 million and $0.4 million in amortization of debt issuance costs, $0.4 million and $0.4 million in administrative expenses, $0.2 million and $0.2 million in legal and other professional fees, and $0.6 million and $0.3 million in other expenses, respectively. The increase in expenses in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily reflects the increase in management fees due to the larger portfolio and the increase in interest expense and other costs related to the increase in available and outstanding debt.

Total operating expenses for the nine months ended September 30, 2015 and 2014 were $25.3 million and $16.0 million, respectively, comprised of $13.7 million and $9.5 million in base management fees, $6.8 million and $2.9 million in interest expense and commitment fees, $1.2 million and $1.0 million in administrative expenses, $1.1 million and $1.2 million in amortization of debt issuance costs, $0.7 million and $0.5 million in legal and professional fees, and $1.8 million and $0.9 million in other expenses, respectively. The increase in expenses in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily reflects the increase in management fees due to the larger portfolio and the increase in interest expense and commitment fees related to the increase in available and outstanding debt.

Net investment income

Net investment income was $26.5 million and $21.1 million respectively, for the three months ended September 30, 2015 and 2014. The increase in in net investment income in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily reflects the increased interest and other income in the three months ended September 30, 2015, partially offset by the increase in expenses.

Net investment income was $81.8 million and $58.5 million, respectively, for the nine months ended September 30, 2015 and 2014. The increase in in net investment income in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily reflects the increased interest and other income in the nine months ended September 30, 2015, partially offset by the increase in expenses.

Net realized and unrealized gain or loss

Net realized gains for the three months ended September 30, 2015 and 2014 were $5.7 million and $0.9 million, respectively. The net realized gain during the three months ended September 30, 2015 was primarily comprised of a $5.9 million gain on the disposition of most of our investment in NEXTracker, Inc.

For the three months ended September 30, 2015 and 2014, the change in net unrealized appreciation/depreciation was $(7.6) million and $(5.4) million, respectively. The change in net unrealized appreciation/depreciation for the three months ended September 30, 2015 was primarily comprised of a $4.0 million unrealized gain on our investment in KAGY Holding Company, Inc., a $3.6 million reversal of prior period unrealized appreciation on our investment in NEXTracker, Inc., $2.4 million in unrealized depreciation on our loan to CORE Entertainment, Inc., and other mark-to-market adjustments primarily due to increases in market yields and spreads. The change in net unrealized depreciation for the three months ended September 30, 2014 was primarily a result of increases in market yield spreads and a markdown on an investment made prior to our initial public offering as part of our legacy distressed strategy which has yielded significant income for many years.

Net realized losses for the nine months ended September 30, 2015 and 2014 were $3.7 million and $4.9 million, respectively. The net realized loss during the nine months ended September 30, 2015 was due primarily to the restructure of our loan to Edmentum, in which we received debt and equity in a delevered company, partially offset by the $5.9 million gain on the partial disposition of our NEXTracker investment. Net realized loss during the nine months ended September 30, 2014 was due primarily to the disposition of our investment in ESP Holdings, Inc., an investment made prior to our initial public offering as part of our legacy distressed strategy which generated substantial cash interest income. For the nine months ended September 30, 2015 and 2014, the change in net unrealized appreciation was $0.0 million and $2.6 million, respectively. The change in net unrealized appreciation for the nine months ended September 30, 2015 and 2014 was primarily due to reversals of prior period net unrealized depreciation and other mark to market adjustments as a result of market yield spreads during the period.

Gain on repurchase of Series A preferred interests

Gain on repurchase of Series A preferred interests was entirely comprised entirely of a $1.7 million gain on the repurchase of 1,675 Preferred Interests on June 30, 2015 at a price of $31.8 million.

Dividends to preferred limited partners

Dividends on the Preferred Interests for the three months ended September 30, 2015 and 2014 were $0.1 million and $0.4 million, respectively.  The decrease in dividends on Preferred Interests during the three months ended September 30, 2015 was due to the full repurchase of the Preferred Interests on September 3, 2015. Dividends on the Preferred Interests for the nine months ended September 30, 2015 and 2014 were $0.8 million and $1.1 million, respectively.  The decrease in dividends on Preferred Interests during the nine months ended September 30, 2015 was due to the full repurchase of the Preferred Interests on September 3, 2015.

Net increase in net assets allocable to common limited and general partners resulting from operations

The net increase in net assets resulting from operations was $24.6 million and $16.3 million for the three months ended September 30, 2015 and 2014, respectively. The higher net increase in net assets resulting from operations during the three months ended September 30, 2015 is primarily due to the increase in net investment income and the decrease in net realized and unrealized losses. The net increase in net assets resulting from operations was $79.0 million and $55.1 million for the nine months ended September 30, 2015 and 2014, respectively. The higher net increase in net assets resulting from operations during the nine months ended September 30, 2015 is primarily due to the increase in net investment income.

Liquidity and capital resources

Since our inception, our liquidity and capital resources have been generated primarily through contributions from the common limited partner of the Partnership (which came from the initial private placement of common shares of Special Value Continuation Fund, LLC (TCPC’s predecessor entity) which were subsequently converted to common stock of TCPC), the net proceeds from the initial and secondary public offerings of TCPC, amounts outstanding under our Leverage Program, and cash flows from operations, including investments sales and repayments and income earned from investments and cash equivalents. The primary uses of cash have been investments in portfolio companies, cash distributions to our equity holders, payments to service our Leverage Program and other general corporate purposes.

Amounts outstanding and available under the combined Leverage Program at September 30, 2015 were as follows:

Total leverage outstanding and available at September 30, 2015 was as follows:

	Maturity	Rate		Carrying Value †	Available	Total Capacity
Partnership Facility
Revolving Credit Facility	2018	L+1.75	% *	$109,000,000	$7,000,000	$116,000,000
Term Loan	2018	L+1.75	% *	100,500,000	-	100,500,000
TCPC Funding Facility	2020	L+2.50	% *§	221,000,000	129,000,000	350,000,000
SBA Debentures	2024-2025	2.84	% **	38,800,000	36,200,000	75,000,000	‡
Total leverage				$469,300,000	$172,200,000	$641,500,000

*	Based on either LIBOR or the lender’s cost of funds, subject to certain limitations
†	All carrying values are the same as the principal amounts outstanding
§	Or L+2.25% subject to certain funding requirements
**	Weighted-average interest rate, excluding fees of 0.36%
‡	Anticipated total capacity of $150 million

On September 3, 2015, we fully repurchased and retired the remaining 5,025 Preferred Interests outstanding at a price of $100.5 million and expanded the Partnership Facility with a $100.5 million fully-drawn term loan and extended the maturity date to July 31, 2018.

On March 6, 2015, we expanded the TCPC Funding Facility by $50 million to $300 million, increased the accordion feature by $50 million to $350 million and extended the maturity date to March 6, 2019. On August 5, 2015, we expanded the TCPC Funding Facility by $50 million to $350 million and increased the accordion feature by $50 million to $400 million.  On September 1, 2015, we extended the maturity date of the TCPC Funding Facility to March 6, 2020.

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

Net cash used in operating activities during the nine months ended September 30, 2015 was $33.6 million. Our primary use of cash in operating activities during this period consisted of the settlement of acquisitions of investments (net of dispositions) of $113.0 million, partially offset by net investment income less preferred dividends and incentive allocation (net of non-cash income and expenses) of approximately $79.4 million.

Net cash provided by financing activities was $40.9 million during the nine months ended September 30, 2015, consisting primarily of $246.3 million of net borrowings and $3.7 million of contributions from the common limited partner, reduced by the $132.3 million repurchase of the Preferred Interests, $57.6 million in distributions to TCPC, $14.2 million in distributions of incentive compensation to the General Partner, payment of $3.8 million in debt issuance costs and $1.2 million in dividends on the Preferred Interests.

At September 30, 2015, we had $34.6 million in cash and cash equivalents.

The Partnership Facility and the TCPC Funding Facility are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 200% of total assets (less total liabilities other than indebtedness) to the sum of total preferred equity and indebtedness (excluding indebtedness of TCPC SBIC LP), and restrictions on certain payments and the issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the Partnership Facility and the TCPC Funding Facility, and may therefore impact our ability to borrow under the Partnership Facility and the TCPC Funding Facility. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At September 30, 2015, we were in compliance with all financial and operational covenants required by the Leverage Program.

Unfavorable economic conditions, while potentially creating attractive opportunities for us, may decrease liquidity and raise the cost of capital generally, which could limit our ability to renew, extend or replace the Leverage Program on terms as favorable as are currently included therein. If we are unable to renew, extend or replace the Leverage Program upon the various dates of maturity, we expect to have sufficient funds to repay the outstanding balances in full from our net investment income and sales of, and repayments of principal from, our portfolio company investments, as well as from anticipated debt and equity capital raises, among other sources. Unfavorable economic conditions may limit our ability to raise capital or the ability of the companies in which we invest to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The Partnership Facility and the TCPC Funding Facility mature in July 2018 and March 2020, respectively.  Any inability to renew, extend or replace the Leverage Program could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

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

Contractual obligations

In addition to obligations under our Leverage Program, we have entered into several contracts under which we have future commitments. Pursuant to an investment management agreement, the Advisor manages our day-to-day operations and provides investment advisory services to us. Payments under the investment management agreement are equal to a percentage of the value of our gross assets (excluding cash and cash equivalents) and an incentive compensation, plus reimbursement of certain expenses incurred by the Advisor. Under our administration agreement, the Administrator provides us with administrative services, facilities and personnel. Payments under the administration agreement are equal to an allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us, and may include rent and our allocable portion of the cost of certain of our officers and their respective staffs. We are responsible for reimbursing the Advisor for due diligence and negotiation expenses, fees and expenses of custodians, administrators, transfer and distribution agents, counsel and directors, insurance, filings and registrations, proxy expenses, expenses of communications to investors, compliance expenses, interest, taxes, portfolio transaction expenses, costs of responding to regulatory inquiries and reporting to regulatory authorities, costs and expenses of preparing and maintaining our books and records, indemnification, litigation and other extraordinary expenses and such other expenses as are approved by the directors as being reasonably related to our organization, offering, capitalization, operation or administration and any portfolio investments, as applicable. The Advisor is not responsible for any of the foregoing expenses and such services are not investment advisory services under the 1940 Act. Either party may terminate each of the investment management agreement and administration agreement without penalty upon not less than 60 days’ written notice to the other.

Distributions

Distribution to the common limited partner

Our quarterly distributions to our common limited partner are recorded on the ex-dividend date. Distributions are declared considering our estimate of taxable income available for distribution and the amount of taxable income carried over from the prior year for distribution in the current year. We do not have a policy to pay distributions at a specific level and expect to continue to distribute substantially all of our taxable income. We cannot assure the common limited partner that it will receive any distributions or distributions at a particular level.

The following table summarizes our distributions to our common limited partner for the nine months ended September 30, 2015 and September 30, 2014:

Date Declared	Total Amount
March 10, 2015	$17,605,485
May 7, 2015	21,506,970
August 6, 2015	18,486,722
Total for nine months ended September 30, 2015	$57,599,177

March 6, 2014	$13,785,196
May 7, 2014	15,522,656
August 7, 2014	16,649,620
Total for nine months ended September 30, 2014	$45,957,472

Distributions to the General Partner

TCPC’s performance during the nine months ended September 30, 2015 and 2014 exceeded the cumulative total return threshold; accordingly, incentive compensation of $14.7 million and $10.9 million for the nine months ended September 30, 2015 and September 30, 2014 respectively was distributable to the General Partner. We allocated a reserve amount of $0.5 million to the account of the General Partner at September 30, 2014, based on the amount of the additional incentive compensation which would have been distributable to the General Partner had TCPC and the Partnership liquidated at net asset value at September 30, 2014. No reserve was allocable at September 30, 2015.

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	Each of the Partnership, TCPC, TCPC Funding, and the SBIC has entered into an investment management agreement with the Advisor.

•	The Administrator provides us with administrative services necessary to conduct our day-to-day operations. For providing these services, facilities and personnel, the Administrator may be reimbursed by us for expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our officers and the Administrator’s administrative staff and providing, at our request and on our behalf, significant managerial assistance to our portfolio companies to which we are required to provide such assistance.

•	Pursuant to its limited partnership agreement, the general partner of the Partnership is SVOF/MM, LLC. SVOF/MM, LLC is an affiliate of the Advisor and the general partner or managing member of certain other funds managed by the Advisor.

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

Recent Developments

From October 1, 2015 through November 4, 2015, the Partnership invested approximately $15.0 million primarily in three senior secured loans with a combined effective yield of approximately 10.9% and a small yield generating equity position.

On November 3, 2015, the board of directors of the Partnership voted to add an additional independent director, Brian F. Wruble, to the board of directors effective as of November 5, 2015.

On November 5, 2015, TCPC’s board of directors declared a fourth quarter regular dividend of $0.36 per share payable on December 31, 2015 to stockholders of record as of the close of business on December 17, 2015.

Item 3:	Quantitative and qualitative disclosure about market risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2015, 78.4% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At September 30, 2015, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 77.5%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our September 30, 2015 balance sheet, the following table shows the annual impact on net income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest income	Interest Expense	Net Income
Up 300 basis points	$27,462,610	$(12,915,000)	$14,547,610
Up 200 basis points	16,654,872	(8,610,000)	8,044,872
Up 100 basis points	6,014,444	(4,305,000)	1,709,444
Down 100 basis points	(1,052,095)	1,425,386	373,290
Down 200 basis points	(1,052,095)	1,425,386	373,290
Down 300 basis points	(1,052,095)	1,425,386	373,290

Item 4.	Controls and Procedures

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

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of September 30, 2015, we are currently not a party to any pending material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our most recent annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 10, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4:	Mine Safety Disclosures.

None.

Item 5:	Other Information.

None.

Item 6:	Exhibits

Number	Description
3.1	Articles of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (2)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)*

* Filed herewith.

(1)	Incorporated by reference to Exhibit (a)(2) to the Registrant's Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011
(2)	Incorporated by reference to Exhibit (b)(2) to the Registrant's Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SPECIAL VALUE CONTINUATION PARTNERS, LP

Date: November 5, 2015
	By:	/s/ Howard M. Levkowitz
	Name:	Howard M. Levkowitz
	Title:	Chief Executive Officer

Date: November 5, 2015
	By:	/s/ Paul L. Davis
	Name:	Paul L. Davis
	Title:	Chief Financial Officer