Form 10-K
period 2015-12-31
Special Value Continuation Partners, LP
filed 2016-02-29
CIK 1370754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2015

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 814-00897

SPECIAL VALUE CONTINUATION PARTNERS, LP
(Exact Name of Registrant as Specified in Charter)

Delaware (State or Other Jurisdiction of Incorporation)	68-0631675 (IRS Employer Identification No.)

2951 28th Street, Suite 1000 Santa Monica, California (Address of Principal Executive Offices)	90405 (Zip Code)

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

The number of the Registrant’s common limited partner interests, outstanding as of December 31, 2015 was $827,455,601.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2016 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

SPECIAL VALUE CONTINUATION PARTNERS, LP

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

i

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

Tennenbaum Capital Partners, LLC

Our investment activities are managed by the Advisor. The Advisor is a leading investment manager (including specialty lending to middle-market companies). The Advisor is a Delaware limited liability company and is registered as an investment advisor under the Investment Advisers Act of 1940. As of December 31, 2015, the Advisor had in excess of $6.4 billion in committed capital under management, approximately 25.8% of which consists of TCPC’s committed capital, and a team of over 80 people including investment professionals and other personnel that focus on operations, finance, legal, and compliance, accounting and reporting, investor relations, information technology, and administration. The Advisor was founded in 1999 by Michael E. Tennenbaum, Mark K. Holdsworth and Howard M. Levkowitz, and its predecessor entity, formed by the same individuals, commenced operations in 1996. Mark K. Holdsworth and Howard M. Levkowitz along with David Adler, David A. Hollander, Michael E. Leitner, Philip M. Tseng, Rajneesh Vig, and Lee Landrum constitute the Advisor’s active partners (the “Advisor Partners”). The Advisor Partners have significant industry experience, including experience investing in middle-market companies. Together, the Advisor Partners have invested approximately $16.3 billion in 447 companies since the Advisor’s inception, through multiple business and credit cycles, across all segments of the capital structure and through a broad set of credit-oriented strategies including leveraged loan origination, secondary investments of discounted debt securities, and distressed and control opportunities. We believe the Advisor Partners’ investment perspectives, complementary skills, and collective investment experience provide the Advisor with a strategic and competitive advantage in middle-market investing.

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

Since the beginning of 2011, the Advisor executed across its funds approximately $4.6 billion in direct origination leveraged loans primarily to middle-market companies, of which approximately $1.8 billion was for our account. There can be no assurance that similar deal flow or terms will be available in the future for loans in which we may invest.

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

Investment Strategy

To achieve our investment objectives, we intend to focus on a subset of the broader investment strategies historically pursued by the Advisor. Our primary investment focus is the ongoing origination of and investments in leveraged loans of performing middle-market companies, building on the Advisor’s established track record of origination and participation in the original syndication of approximately $8.3 billion of leveraged loans to 235 companies since 1999, of which we invested over $2.3 billion in 139 companies. For the purposes of this filing, the term “leveraged loans” refers to senior debt investments that rank ahead of subordinated debt and that generally have the benefit of security interests in the assets of the borrower. Our investments generally range from $10 million to $50 million per company, the size of which may grow over time in proportion with our capital base. We expect to generate current returns through a combination of the receipt of contractual interest payments on debt investments and origination and similar fees, and, to a lesser extent, equity appreciation through options, warrants, conversion rights or direct equity investments. We often receive equity interests such as preferred or common stock and warrants or options in connection with our debt investments. From time to time we may also use other investment strategies, which are not our primary focus, to attempt to enhance the overall return of our portfolio. These investment strategies may include, but are not limited to, the purchase of discounted debt, opportunistic investments, and financial instruments to hedge currency or interest rate risk associated with our portfolio.

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

Investment Portfolio

At December 31, 2015, our investment portfolio of $1,182.9 million (at fair value) consisted of 88 portfolio companies and was invested 95.5% in debt investments, of which 99.9% was in senior secured debt and 0.1% in unsecured and subordinated debt. In aggregate, our investment portfolio was invested 81.5% in senior secured loans, 14.0% in senior secured notes, 0.1% in unsecured and subordinated debt, and 4.4% in equity investments. Our average portfolio company investment at fair value was approximately $13.4 million. Our largest portfolio company investment by value was approximately $43.3 million and our five largest portfolio company investments by value comprised approximately 15.7% of our portfolio at December 31, 2015.

The following charts summarize our portfolio mix by industry and type based on the fair value of our investments as of December 31, 2015.

Investment Process

The Advisor’s investment process is designed to maximize its strategic advantages: a strong brand name as a specialty lender to the middle-market and diverse in-house expertise and skills. The Advisor seeks out opportunities by conducting a rigorous and disciplined investment process that combines the following characteristics:

Deal Sourcing

As a leading middle-market corporate debt investment manager with a 16-year history and in excess of $6.4 billion in committed capital as of December 31, 2015, approximately 25.8% of which consists of TCPC’s committed capital, the Advisor is active in new deal financing opportunities in the middle-market segment. However, we believe that the Advisor’s real deal flow advantage comes from the proprietary network of established relationships of its investment professionals and synergies among its professionals and portfolio companies. Members of the Advisor’s Investment Committee for the Partnership ( the “Investment Committee”) have long-term relationships with deal sources including investment bankers, restructuring professionals, bankruptcy attorneys, senior lenders, high yield bond specialists, research analysts, accountants, fund management teams, the Advisor’s Advisory Board, Senior Executive Advisors, board members of former clients, former colleagues and other operating professionals to facilitate deal flow. The Investment Committee is currently comprised of five voting members. In total, the Investment Committee consists of approximately [30] members from the Advisor. The number of voting and non-voting members of the Investment Committee is subject to increase or decrease in the sole discretion of the Advisor. All members of the Investment Committee attend investment meetings and are encouraged to participate in discussions. In addition, members of the Investment Committee have relationships with other investors, including insurance companies, bond funds, mezzanine funds, private equity funds, hedge funds and other funds which invest in similar assets. Further, the Advisor regularly calls on both active and recently retired senior executives from the relevant industries to assist with the due diligence of potential investments. Historically, these relationships with retired senior executives have also been a valuable source of transactions and information. The Advisor anticipates that they will continue to provide future opportunities. We believe the Advisor’s strong relationships with its portfolio companies facilitate positive word-of-mouth recommendations to other companies seeking the Advisor’s expertise. The Advisor’s relationships often result in the ability to access investment opportunities earlier than many of its competitors and in some cases on an exclusive basis.

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

Qualifying assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Partnership’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

•	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
•	is organized under the laws of, and has its principal place of business in, the United States;
•	is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
•	satisfies either of the following:
•	has a market capitalization of less than $250.0 million or does not have any class of securities listed on a national securities exchange; or
•	is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the BDC has an affiliated person who is a director of the eligible portfolio company.
•	Securities of any eligible portfolio company which we control.
•	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
•	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
•	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.
•	Cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

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

Small Business Administration Regulations

On April 22, 2014, the SBIC received a license from the Small Business Administration (the “SBA”) to operate as a small business investment company. The SBIC license allows us to borrow funds from the SBA against eligible investments. The Small Business Investment Company regulations currently limit the amount that is available to borrow by any SBIC to $150.0 million. There is no assurance that we will draw up to the maximum limit available under the Small Business Investment Company program.

Small business investment companies are designed to stimulate the flow of private equity capital to eligible small businesses. Under present Small Business Administration regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $19.5 million and have average annual fully taxed net income not exceeding $6.5 million for the two most recent fiscal years. In addition, a small business investment company must devote 25% of its investment activity to “smaller” concerns as defined by the Small Business Administration. A smaller concern is one that has a tangible net worth not exceeding $6.0 million and has average annual fully taxed net income not exceeding $2.0 million for the two most recent fiscal years. Small Business Administration regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to Small Business Administration regulations, small business investment companies may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. We plan to provide long-term loans to qualifying small businesses, and in connection therewith, make equity investments.

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

Distressed Debt

The Partnership’s portfolio currently includes distressed debt investments and the Partnership is authorized to continue to invest in the securities and other obligations of distressed and bankrupt issuers, including debt obligations that are in covenant or payment default. As of December 31, 2015, two of the Partnership’s debt investments were in non-accrual status. The Partnership does not anticipate distressed debt to be a significant part of its ongoing investment strategy. Such investments generally trade significantly below par and are considered speculative. The repayment of defaulted obligations is subject to significant uncertainties. Defaulted obligations might be repaid only after lengthy workout or bankruptcy proceedings, during which the issuer might not make any interest or other payments. Typically such workout or bankruptcy proceedings result in only partial recovery of cash payments or an exchange of the defaulted obligation for other debt or equity securities of the issuer or its affiliates, which may in turn be illiquid or speculative.

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

Examples of Incentive Compensation Calculation

Example 1: Income Portion of Incentive Compensation:

Assumptions

•	Total return limitation(1) = 8%
•	Management fee(2) = 1.5%
•	Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 1%

Alternative 1

Additional Assumptions

•	cumulative gross ordinary income (including interest, dividends, fees, etc.) = 11.5%
•	cumulative ordinary income before incentive compensation (gross ordinary income – (management fee + other expenses)) = 9%
•	cumulative annual total return = 7%
•	prior ordinary income incentive compensation = 0%

Cumulative total return does not exceed total return limitation, therefore there is no income incentive compensation.

(1)	Represents 8.0% annualized total return limitation.
(2)	Represents 1.5% annualized management fee, assuming no liabilities.
(3)	Excludes organizational and offering costs.

Alternative 2

Additional Assumptions

•	cumulative gross ordinary income (including interest, dividends, fees, etc.) = 11%
•	cumulative ordinary income before incentive compensation (gross ordinary income – (management fee + other expenses)) = 8.5%
•	cumulative annual total return = 9.5%
•	prior ordinary income incentive compensation = 0%

Cumulative ordinary income before incentive compensation is positive and the cumulative total return exceeds the total return limitation, therefore there is income incentive compensation.

Income incentive compensation = ((20% x ordinary income before incentive compensation) but not more than ((100% x (cumulative total return up to 10% – 8% total return limitation)) + (20% x cumulative total return above 10%)))

= ((20% x 8.5%) or, if less, ((100% x (9.5% – 8%) + (20% x 0%)))

= 1.7% or, if less, 1.5%

= 1.5%

Alternative 3

Additional Assumptions

•	cumulative gross ordinary income (including interest, dividends, fees, etc.) = 15.5%
•	cumulative ordinary income before incentive compensation (gross ordinary income – (management fee + other expenses)) = 13%
•	cumulative annual total return = 18%
•	prior ordinary income incentive compensation = 1%

Cumulative ordinary income before incentive compensation is positive and cumulative total return exceeds the total return limitation, therefore there is income incentive compensation.

Income incentive compensation = ((20% x ordinary income before incentive compensation) but not more than ((100% x (cumulative total return up to 10%–8% total return limitation)) + (20% x cumulative total return above 10%))), less income incentive compensation previously paid

= ((20% x 13%) or, if less, ((100% x (10%–8%) + (20% x (18%–10%))) – 1%

= (2.6% or, if less, ((2% + (20% x 8%))) – 1%

= (2.6% or, if less, (2% + 1.6%)) – 1%

= (2.6% or, if less, 3.6%) – 1%

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

(4)	5% of cumulative unrealized capital gains = 18% cumulative annual total return – 13% cumulative ordinary income before incentive compensation

Example 2: Capital Gains Portion of Incentive Compensation:

Alternative 1:

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”).
•	Year 2: Investment A sold for $50 million and fair market value, or FMV, of Investment B determined to be $32 million. Cumulative annual total return of 40%.
•	Year 3: FMV of Investment B determined to be $25 million. Cumulative annual total return of 15%.
•	Year 4: Investment B sold for $31 million. Cumulative annual total return of 10%.

The capital gains portion of the incentive compensation would be:

•	Year 1: None
•	Year 2: Capital gains incentive compensation of $6 million ($6 million = $30 million realized capital gains on sale of Investment A multiplied by 20% and total return limitation satisfied)
•	Year 3: None; no realized capital gains.
•	Year 4: Capital gains incentive compensation of $0.2 million ($31 million cumulative realized capital gains multiplied by 20%, less $6 million of capital gains incentive compensation paid in year 2 and total return limitation satisfied)

Alternative 2

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)
•	Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million. Cumulative annual total return of 15%.
•	Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million. Cumulative annual total return of 7%.
•	Year 4: FMV of Investment B determined to be $35 million. Cumulative annual total return of 20%.
•	Year 5: Investment B sold for $40 million. Cumulative annual total return of 20%.

The capital gains portion of the incentive compensation would be:

•	Year 1: None
•	Year 2: Capital gains incentive compensation of $5 million; 20% multiplied by $25 million ($30 million realized capital gains on Investment A less $5 million unrealized capital depreciation on Investment B, and the total return limitation is satisfied)
•	Year 3: None as the total return limitation is not satisfied
•	Year 4: Capital gains incentive compensation of $2 million ($35 million cumulative realized capital gains (including $5 million of realized capital gains from year 3 at a time when the total return limitation was not satisfied and no cumulative unrealized capital depreciation) multiplied by 20%, less $5 million capital gains incentive compensation paid in year 2, and the total return limitation is satisfied).
•	Year 5: Capital gains incentive compensation of $2 million ($45 million cumulative realized capital gains multiplied by 20%, less $7 million in capital gains incentive compensation paid in years 2 and 4, and the total return limitation is satisfied).

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

Board and shareholder approval of the investment management agreements

Our board of directors held an in-person meeting on May 6, 2015, in order to consider and reapprove our investment management agreements. In its consideration of the investment management agreement, the board of directors focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Advisor; (b) comparative data with respect to advisory fees or similar expenses paid by other business development companies with similar investment objectives; (c) our financial performance, operating expenses and expense ratio compared to business development companies with similar investment objectives; (d) any existing and potential sources of indirect income to the Advisor from its relationships with us and the profitability of those relationships; (e) information about the services performed and the personnel performing such services under the investment management agreements; (f) the organizational capability and financial condition of the Advisor and its affiliates; (g) the Advisor’s practices regarding the selection and compensation of brokers that execute our portfolio transactions and the brokers’ provision of brokerage and research services to our investment advisor; and (h) the possibility of obtaining similar services from other third party service providers or through an internally managed structure.

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

Administration Agreement

We have entered into administration agreements with the Administrator, which we refer to as the administration agreement, under which the Administrator provides administrative services to us. The Administrator provides services including, but not limited to, the arrangement for the services of, and the overseeing of, custodians, depositories, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks, and such other persons in any such other capacity deemed to be necessary or desirable. The Administrator also makes reports to the board of its performance of obligations under the administration agreement and furnishes advice and recommendations with respect to such other aspects of our business and affairs that we determine to be desirable. The Administrator is responsible for our financial and other records that are required to be maintained and prepares all reports and other materials required by any agreement or to be filed with the Securities and Exchange Commission or any other regulatory authority, including reports on Forms 8-K, 10-Q, 10-K and periodic reports to limited partners, determining the amounts available for distribution as dividends and distributions to be paid by us to our limited partners, maintaining or overseeing the maintenance of our books and records as required under the 1940 Act, and maintaining (or overseeing maintenance by other persons) such other books and records required by law or for our proper operation. For providing these services, facilities and personnel, we reimburse the Administrator for expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of overhead under the administration agreement and the cost of certain of our officers and the Administrator’s administrative staff and providing, at our request and on our behalf, significant managerial assistance to our portfolio companies to which we are required to provide such assistance. From time to time, the Administrator may pay amounts owed by us to third-party providers of goods or services. We subsequently reimburse the Administrator for such amounts paid on our behalf.

Leverage

Our leverage program is comprised of $116.0 million in available debt under a senior secured revolving credit facility issued by the Partnership (the “SVCP Revolver”), a $100.5 million term loan issued by the Partnership (the “Term Loan” and together with the SVCP Revolver, the “SVCP Facility”), $350.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding, (the “TCPC Funding Facility”) and $75.0 million in committed leverage from the SBA (the “SBA Program,” and, together with the SVCP Facility and the TCPC Funding Facility the “Leverage Program”). Prior to the repurchase and retirement of the remaining preferred interests on September 3, 2015, the Leverage Program also included amounts outstanding under a preferred equity facility issued by the Operating Company (the “Preferred Interests”).

The SVCP Facility matures on July 31, 2018 and bore interest at an annual rate equal to 0.44% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points) through July 31, 2014. Advances under the SVCP Facility for periods from July 31, 2014 through September 3, 2015 bore interest at an annual rate equal to 2.50% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). Advances under the SVCP Facility from September 3, 2015 through July 31, 2016 bear interest at an annual rate equal to 1.75% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). Advances under the SVCP Facility from July 31, 2016 through the maturity date of the facility will bear interest at an annual rate of 2.50% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). In addition to amounts due on outstanding debt, the SVCP Revolver accrues commitment fees of 0.20% per annum on the unused portion of the facility, or 0.25% per annum when less than $46.4 million in borrowings are outstanding.

The TCPC Funding Facility matures on March 6, 2020, subject to extension by the lender at the request of TCPC Funding, and contains an accordion feature which allows for expansion of the facility up to $400.0 million subject to consent from the lender and other customary conditions. Borrowings under the TCPC Funding Facility bear interest at a rate of LIBOR plus either 2.25% or 2.50% per annum subject to certain funding requirements, plus an administrative fee of 0.25% per annum. In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.50% per annum on the unused portion of the facility, or 0.75% per annum when the unused portion is greater than 33.0% of the total facility, plus an administrative fee of 0.25% per annum.

The SBIC is able to issue up to $75.0 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. The Partnership has committed $75.0 million of regulatory capital to the SBIC, $58.0 million of which had been funded at December 31, 2015. SBA Debentures are non-recourse and may be prepaid at any time without penalty. The interest rate on SBA Debentures is fixed at the time of issuance at a market-driven spread over 10-year U.S. Treasury Notes.

The Leverage Program is subject to certain financial or other covenants. As of December 31, 2015, we were in full compliance with such covenants.

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

From time to time, capital markets may experience periods of disruption and instability, which may be evidenced by a lack of liquidity in debt capital markets, write-offs in the financial services sector, re-pricing of credit risk and failure of certain major financial institutions. An example of such disruption and instability occurred between 2008 and 2009. During that period, despite actions of the U.S. federal government and foreign governments, such disruption and instability contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While capital markets have improved in recent years, these conditions could deteriorate again and global financial markets could experience significant volatility. During such market disruptions, we may have difficulty raising debt or equity capital especially as a result of regulatory constraints. There can be no assurance that adverse market conditions will not repeat themselves or worsen in the future. Our ability to incur indebtedness (including by issuing preferred interests) is limited by applicable regulations such that our asset coverage, as calculated in accordance with the 1940 Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than our current leverage. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

Market conditions may in the future make it difficult to extend the maturity of or refinance our existing indebtedness and any failure to do so could have a material adverse effect on our business. The re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience. Further, if we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

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

The downgrade of the U.S. credit rating, the economic crisis in Europe, turbulence in Chinese markets and global commodity markets or other macro-economic events could negatively impact our business, financial condition and earnings.

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

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. While the financial stability of many of such countries has improved significantly, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. In July and August 2015, Greece reached agreements with its international creditors for bailouts that provide aid in exchange for austerity terms that had previously been rejected by Greek voters. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in

Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

In addition, stock prices in China experienced a significant decline in the second quarter of 2015, resulting primarily from continued sell-off of shares trading in Chinese markets. In August 2015, Chinese authorities sharply devalued China's currency. Chinese market volatility has been followed by volatility in stock markets around the world, including in the United States, and increased volatility in commodity markets, such as reductions in prices of crude oil. Continued volatility in Chinese markets may have a contagion effect across the financial markets. These market and economic disruptions affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business.

Additionally, Russian intervention in Ukraine beginning in 2014 significantly increased regional geopolitical tensions. The situation remains fluid with potential for further escalation of geopolitical tensions, increased severity of sanctions against Russian interests, and possible Russian countermeasures. Further economic sanctions could destabilize the economic environment and result in increased volatility. Should the economic recovery in the United States be adversely impacted by increased volatility in the global financial markets caused by developments as a result of the Russian sanctions, further turbulence in Chinese markets and global commodity markets or for any other reason, loan and asset growth and liquidity conditions at U.S. financial institutions, including us, may deteriorate.

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve's holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve's bond-buying program will have on credit markets and the value of our investments. However, it is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government's credit and deficit concerns and the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

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

Changes relating to the LIBOR calculation process may adversely affect the value of the LIBOR-indexed, floating-rate debt securities in our portfolio.

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

Our business model depends upon the development and maintenance of strong referral relationships with other asset managers and investment banking firms.

We are substantially dependent on our informal relationships, which we use to help identify and gain access to investment opportunities. If we fail to maintain our relationships with key firms, or if we fail to establish strong referral relationships with other firms or other sources of investment opportunities, we will not be able to grow our portfolio of equity investments and achieve our investment objective. In addition, persons with whom we have informal relationships are not obligated to inform us of investment opportunities, and therefore such relationships may not lead to the origination of equity or other investments. Any loss or diminishment of such relationships could effectively reduce our ability to identify attractive portfolio companies that meet our investment criteria, either for direct equity investments or for investments through private secondary market transactions or other secondary transactions.

The Advisor’s liability is limited under the investment management agreement, and we are required to indemnify the Advisor against certain liabilities, which may lead the Advisor to act in a riskier manner on our behalf than it would when acting for its own account.

The Advisor has not assumed any responsibility to us other than to render the services described in the investment management agreement, and it will not be responsible for any action of our board of directors in declining to follow the Advisor's advice or recommendations. Pursuant to the investment management agreement, the Advisor and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entity affiliated with it will not be liable to us for their acts under the investment management agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect the Advisor and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entity affiliated with it with respect to all damages, liabilities, costs and expenses resulting from acts of the Advisor not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the investment and management agreement. These protections may lead the Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

We may suffer credit losses.

Investment in middle-market companies is highly speculative and involves a high degree of risk of credit loss, and therefore our securities may not be suitable for someone with a low tolerance for risk. These risks are likely to increase during an economic recession.

Our use of borrowed funds, including under the Leverage Program, to make investments exposes us to risks typically associated with leverage.

The Partnership borrows money, both directly and indirectly through TCPC Funding and the SBIC. As a result:

•	our common limited partner interests are exposed to incremental risk of loss and a decrease in the value of our investments would have a greater negative impact on the value of our common limited partner interests than if we did not use leverage;
•	adverse changes in interest rates could reduce or eliminate the incremental income we make with the proceeds of leverage;
•	we, and indirectly our common limited partner, bear the entire cost of issuing and paying interest or dividends on any borrowed funds issued by us or the Partnership;
•	our ability to pay distributions will be restricted if our asset coverage ratio is not at least 200% and any amounts used to service indebtedness would not be available for such distributions; and
•	our ability to amend the Partnership organizational documents or investment management agreements may be restricted if such amendment could have a material adverse impact on lenders under our Leverage Program.

The use of leverage creates increased risk of loss and is considered a speculative investment technique. The use of leverage magnifies the potential gains and losses from an investment and increases the risk of loss of capital. To the extent that income derived by us from investments purchased with borrowed funds is greater than the cost of borrowing, our net income will be greater than if borrowing had not been used. Conversely, if the income from investments purchased from these sources is not sufficient to cover the cost of the leverage, our net investment income will be less than if leverage had not been used, and the amount available for ultimate distribution to the common limited partner will be reduced. The extent to which the gains and losses associated with leveraged investing are increased will generally depend on the degree of leverage employed. We may, under some circumstances, be required to dispose of investments under unfavorable market conditions in order to maintain our leverage, thus causing us to recognize a loss that might not otherwise have occurred. In the event of a sale of investments upon default under our borrowing arrangements, secured creditors will be contractually entitled to direct such sales and may be expected to do so in their interest, rather than in the interests of common limited partner. The common limited partner will incur losses if the proceeds from a sale in any of the foregoing circumstances are insufficient, after payment in full of amounts due and payable on leverage, including administrative expenses, to repay the common limited partner. As a result, the common limited partner could experience a total loss of its investment. Any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common limited partner interests. The ability to service any debt that we have or may have outstanding depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. There is no limitation on the percentage of portfolio investments that can be pledged to secure borrowings. The amount of leverage that we employ at any particular time will depend on our Advisor’s and our board of director’s assessments of market and other factors at the time of any proposed borrowing.

In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment under the SVCP Facility and TCPC Funding Facility, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

Under the Leverage Program, we must comply with certain financial and operational covenants. These covenants include:

•	restrictions on the level of indebtedness that we are permitted to incur in relation to the value of our assets;
•	restrictions on our ability to make distributions and other restricted payments under certain circumstances;
•	restrictions on extraordinary events, such as mergers, consolidation and sales of assets;
•	restrictions on our ability to incur liens and incur indebtedness; and
•	maintenance of a minimum level of common limited partner equity.

In addition, by limiting the circumstances in which borrowings may occur under the SVCP Facility and TCPC Funding Facility, the credit agreements related to such facilities (the “Credit Agreements”) in effect provide for various asset coverage, credit quality and diversification limitations on our investments. Such limitations may cause us to be unable to make or retain certain potentially attractive investments or to be forced to sell investments at an inappropriate time and consequently impair our profitability or increase losses or result in adverse tax consequences. As of February 26, 2016, we were in compliance with these covenants. However our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will continue to comply with the covenants in the Credit Agreements. Failure to comply with these covenants would result in a default under the Credit Agreements which, if we were unable to obtain a waiver from the respective lenders thereunder, could result in an acceleration of repayments under the Credit Agreements.

The SVCP Facility also has certain “key man” provisions. For example, it is an event of default if either Howard M. Levkowitz or Rajneesh Vig cease to be actively involved in the management of the Partnership and is not replaced with someone with comparable skills within 180 days. Further, if any two of the individuals cease to be actively involved in management of the Partnership, the administrative agent under the SVCP Facility Credit Agreement may veto a proposed replacement for one of such individuals and may veto any of the Partnership’s portfolio transactions that are in excess of 15% of its total assets until a replacement has been appointed to fill one of such positions.

The SVCP Facility matures in July 2018 and the TCPC Funding Facility matures in March 2020, subject to extension by the lenders at our request. Any inability to renew, extend or replace the SVCP Facility and/or TCPC Funding Facility could adversely impact our liquidity and ability to find new investments or maintain distributions to our common limited partner.

The SVCP Facility matures July 31, 2018, subject to extension by the lenders at our request. Advances under the SVCP Facility generally bear interest at LIBOR plus 2.50% per annum during the period August 1, 2014 through September 3, 2015, subject to certain limitations. Advances under the SVCP Facility from September 3, 2015 through July 31, 2016 generally bear interest at LIBOR plus 1.75% per annum, subject to certain limitations. The TCPC Funding Facility matures on March 6, 2020, subject to an extension by the lender at our request. Advances under the TCPC Funding Facility generally bear interest based on LIBOR plus either 2.25% or 2.50% per annum, subject to certain limitations. We do not currently know whether we will renew, extend or replace the SVCP Facility and TCPC Funding Facility upon their maturities or whether we will be able to do so on terms that are as favorable as the SVCP Facility and TCPC Funding Facility. In addition, we will be required to liquidate assets to repay amounts due under the SVCP Facility and TCPC Funding Facility if we do not renew, extend or replace the SVCP Facility and TCPC Funding Facility prior to their respective maturities.

Upon the termination of the SVCP Facility and TCPC Funding Facility, there can be no assurance that we will be able to enter into a replacement facility on terms that are as favorable to us, if at all. Our ability to replace the SVCP Facility and TCPC Funding Facility may be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to replace the SVCP Facility and TCPC Funding Facility at the time of their maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our common limited partner and our ability to qualify as a RIC.

The creditors under the SVCP Facility and TCPC Funding Facility have a first claim on all of the Partnership’s assets included in the collateral for the respective facilities.

Lenders have fixed dollar claims on our assets that are superior to the claims of our common limited partner. Substantially all of our current assets have been pledged as collateral under the SVCP Facility and TCPC Funding Facility. If an event of default occurs under either of the SVCP Facility and TCPC Funding Facility, the respective lenders would be permitted to accelerate amounts due under the respective facilities and liquidate our assets to pay off amounts owed under the respective facilities and limitations would be imposed on us with respect to the purchase or sale of investments. Such limitations may cause us to be unable to make or retain certain potentially attractive investments or to be forced to sell investments at an inappropriate time and consequently impair our profitability or increase our losses or result in adverse tax consequences.

In the event of the dissolution of the Partnership or otherwise, if the proceeds of the Partnership’s assets (after payment in full of obligations to any such debtors are insufficient to repay capital invested in us by our common limited partner, no other assets will be available for the payment of any deficiency. None of our board of directors, the Advisor, the General Partner or any of their respective affiliates, have any liability for the repayment of capital contributions made to the Partnership by the common limited partner. The common limited partner could experience a total loss of its investment in the Partnership.

Lenders under the SVCP Facility may have a veto power over the Partnership’s investment policies.

If a default has occurred under the SVCP Facility, the lenders under the SVCP Facility may veto changes in investment policies. The SVCP Facility also has certain limitations on unusual types of investments such as commodities, real estate and speculative derivatives, which are not part of the Partnership’s investment strategy or policies in any event.

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

On April 22, 2014, the SBIC, received an SBIC license from the SBA. The SBIC license allows the SBIC to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to the SBIC's assets over our common limited partner in the event we liquidate the SBIC or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC upon an event of default.

Under current SBA regulations, a licensed SBIC can provide capital to those entities that have a tangible net worth not exceeding $19.5 million and an average annual net income after Federal income taxes not exceeding $6.5 million for the two most recent fiscal years. In addition, a licensed SBIC must devote 25% of its investment activity to those entities that have a tangible net worth not exceeding $6.0 million and an average annual net income after Federal income taxes not exceeding $2.0 million for the two most recent fiscal years. The SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on factors such as the number of employees and gross sales. The SBA regulations permit licensed SBICs to make long term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. The SBA also places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. Compliance with SBA requirements may cause the SBIC to forego attractive investment opportunities that are not permitted under SBA regulations.

Further, the SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or any transfers of the capital stock of a licensed SBIC. If the SBIC fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable, and/or limit it from making new investments. In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the Small Business Investment Act of 1958 or any rule or regulation promulgated thereunder. The Advisor, as the SBIC's investment adviser, does not have any previous experience managing an SBIC. Its limited experience in complying with SBA regulations may hinder its ability to take advantage of the SBIC's access to SBA-guaranteed debentures. Any failure to comply with SBA regulations could have an adverse effect on our operations.

SBA regulations limit the outstanding dollar amount of SBA-guaranteed debentures that may be issued by an SBIC or group of SBICs under common control.

The SBA regulations currently limit the dollar amount of SBA-guaranteed debentures that can be issued by any one SBIC to $150.0 million or to a group of SBICs under common control to $225.0 million. A proposed bill in the U.S. Senate, the Expanding Access to Capital for Entrepreneurial Act, or Senate Bill 511, would increase the total SBIC leverage capacity for affiliated SBIC funds from $225.0 million to $350.0 million. However, the ultimate form and likely outcome of such legislation or any similar legislation cannot be predicted.

An SBIC may not borrow an amount in excess of two times (and in certain cases, up to three times) its regulatory capital. As of December 31, 2015, the SBIC had $42.8 million in SBA-guaranteed debentures outstanding. If we reach the maximum dollar amount of SBA-guaranteed debentures permitted, and if we require additional capital, our cost of capital may increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

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

The debentures guaranteed by the SBA have a maturity of ten years and require semi-annual payments of interest. The SBIC will need to generate sufficient cash flow to make required interest payments on the debentures. If the SBIC is unable to meet their financial obligations under the debentures, the SBA, as a creditor, will have a superior claim to the SBIC's assets over our common limited partner in the event we liquidate the SBIC or the SBA exercises its remedies under such debentures as the result of a default by us.

If we incur additional leverage, it will increase the risk of investing in our common limited partner interests.

The Partnership has indebtedness pursuant to the Leverage Program and expects, in the future, to borrow additional amounts under the SVCP Facility and TCPC Funding Facility and may increase the size of the SVCP Facility and TCPC Funding Facility or enter into other borrowing arrangements.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common limited partner interests assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation is based on our level of leverage at December 31, 2015, which represented borrowings equal to 31.9% of our total assets. On such date, we also had $1,240.7 million in total assets; $1,182.9 million in total investments; an average cost of funds of 2.69%; $396.3 million aggregate principal amount of debt outstanding; and $827.5 million of total net assets. In order to compute the “Corresponding Return to the Common Limited Partner,” the “Assumed Return on Portfolio (Net of Expenses Other than Interest and Preferred Dividends)” is multiplied by the total value of our investment portfolio at December 31, 2015 to obtain an assumed return to us. From this amount, the sum of interest expense and preferred dividends calculated by multiplying the combined rate of interest and dividends of 2.69% by the $396.3 million of debt is subtracted to determine the return available to limited partners. The return available to the common limited partner is then divided by the total value of our net assets at December 31, 2015 to determine the “Corresponding Return to the Common Limited Partner.” Actual interest payments may vary.

Assumed Return on Portfolio (Net of Expenses Other than Interest)	-10%	-5%	0%	5%	10%
Corresponding Return to the Common Limited Partner	-16%	-8%	-1%	6%	13%

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

The Advisor and its affiliates, employees and associates currently do and in the future may manage other funds and accounts, including for other accounts in which certain holders of our common stock have investments, which we refer to as Other Advisor Accounts. Other Advisor Accounts invest in assets that are also eligible for purchase by us. Our investment policies, fee arrangements and other circumstances may vary from those of Other Advisor Accounts. Accordingly, conflicts may arise regarding the allocation of investments or opportunities among us and Other Advisor Accounts. [In general, the Advisor and its affiliates will allocate investment opportunities pro rata among us and Other Advisor Accounts (assuming the investment satisfies the objectives of each) based on the amount of committed capital each then has available. The allocation of certain investment opportunities in private placements is subject to independent director approval pursuant to the terms of the co-investment exemptive order applicable to us and described below. In certain cases, investment opportunities may be made other than on a pro rata basis.] For example, we may desire to retain an asset at the same time that one or more Other Advisor Accounts desire to sell it or we may not have additional capital to invest at a time Other Advisor Accounts do. When our investment allocations are made on a basis other than pro rata our investment performance may be less favorable when compared to the investment performance of Other Advisor Accounts with respect to those investments. The Advisor and its affiliates intend to allocate investment opportunities to us and Other Advisor Accounts in a manner that they believe in their judgment and based upon their fiduciary duties to be appropriate given the investment objectives, size of transaction, investable assets, alternative investments potentially available, prior allocations, liquidity, maturity, expected holding period, diversification, lender covenants and other limitations of ours and the Other Advisor Accounts. See “— Risks related to our operations as a BDC — While our ability to enter into transactions with our affiliates is restricted under the 1940 Act, we have received an exemptive order from the SEC permitting certain affiliated investments subject to certain conditions. As a result, the Advisor may face conflicts of interests and investments made pursuant to the exemptive order conditions could in certain circumstances adversely affect the price paid or received by us or the availability or size of the position purchased or sold by us.”

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

Our ability to achieve our investment objective will depend on our ability to manage our business, which will depend, in turn, on the ability of the Advisor to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result will largely be a function of the Advisor's investment process. Although the Advisor has managed closed-end funds with similar restrictions, the 1940 Act imposes numerous constraints on the operations of BDCs. The Advisor's limited experience in operating under these constraints may hinder the Advisor's ability to help us take advantage of attractive investment opportunities and to achieve our investment objectives. For example, BDCs are prohibited from making any nonqualifying investment unless at least 70% of their total assets are primarily in qualifying investments, which are primarily securities of private or thinly-traded U.S. companies (excluding certain financial companies), cash, cash equivalents, U.S. Government securities and other high quality debt investments that mature in one year or less. The Advisor has limited experience investing under these constraints. In addition, the General Partner has limited experience administering a BDC.

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

As a BDC, we are not able to incur senior securities unless after giving effect thereto we meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of our borrowings, of at least 200%. This means that for every $100 of net assets, we may raise $100 from senior securities, such as borrowings or issuing preferred stock. These requirements limit the amount that we may borrow. On July 13, 2015, we obtained exemptive relief from the SEC to permit us to exclude the debt of TCPC SBIC LP guaranteed by the SBA from our 200% asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the 200% asset coverage test by permitting the SBIC to borrow up to $150.0 million more than it would otherwise be able to absent the receipt of this exemptive relief.

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

A number of entities compete with us to make the types of investments that we make. We compete with other BDCs, public and private funds, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, private equity funds. Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, such as hedge funds, those entities now invest in areas in which they have not traditionally invested, including making investments in middle-market private companies. As a result of these new entrants, competition for investment opportunities intensified over the past several years and may intensify further in the future. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions and valuation requirements that the 1940 Act imposes on us as a BDC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this existing and potentially increasing competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

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

Because our investments are generally not in publicly traded securities, there will be uncertainty regarding the value of our investments, which could adversely affect the determination of our net asset value.

Our portfolio investments will generally not be in publicly traded securities. As a result, although we expect that some of our equity investments may trade on private secondary marketplaces, the fair value of our direct investments in portfolio companies will often not be readily determinable. Under the 1940 Act, investments for which there are no readily available market quotations, including securities that while listed on a private securities exchange have not actively traded, will be valued at fair value as determined using a consistently applied valuation process in accordance with our documented valuation policy that has been reviewed and approved by our board of directors, who also approve in good faith the valuation of such securities. In connection with that approval, the board of directors utilizes the services of an independent valuation firm, which prepares valuation reports on a quarterly basis for most of our portfolio investments that are not publicly traded or for which we do not have readily available market quotations, including securities that while listed on a private securities exchange, have not actively traded. However, the board of directors retains ultimate authority as to the appropriate valuation of each such investment. The types of factors that the board of directors takes into account in approving fair value with respect to such non-traded investments includes, as relevant and, to the extent available, the portfolio company’s earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the portfolio company and other relevant factors. This information may not be available because it is difficult to obtain financial and other information with respect to private companies, and even where we are able to obtain such information, there can be no assurance that it is complete or accurate. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a readily available market for these securities existed. Due to this uncertainty, our fair value determinations with respect to any non-traded investments we hold may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize on one or more of our investments. As a result, investors purchasing our securities based on an overstated net asset value may pay a higher price than the value of our investments might warrant. Conversely, investors selling securities based on a net asset value that understates the value of our investments may receive a lower price for their securities than the value of our investments might warrant.

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

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements, including agreements governing “first out” and “last out” structures, that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be in good faith under the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

When we are a debt or minority equity investor in a portfolio company, we are often not in a position to exert influence on the entity, and other equity holders and management of the company may make decisions that could decrease the value of our portfolio holdings.

When we make debt or minority equity investments, we are subject to the risk that a portfolio company may make business decisions with which we disagree and the other equity holders and management of such company may take risks or otherwise act in ways that do not serve our interests. As a result, a portfolio company may make decisions that could decrease the value of our investment.

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

There may be circumstances in which our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

If one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, a bankruptcy court might recharacterize our debt holding as an equity investment and subordinate all or a portion of our claim to that of other creditors. In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower's business or exercise control over the borrower. For example, we could become subject to a lender's liability claim, if, among other things, we actually render significant managerial assistance.

Our portfolio companies may be highly leveraged.

Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies' ability to finance their future operations and capital needs. As a result, these companies' flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company's income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

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

Our investment strategy contemplates that a portion of our investments may be in securities of foreign companies in order to provide diversification or to complement our U.S. investments, although we are required generally to invest at least 70% of our assets in companies organized and having their principal place of business within the U.S. and its possessions. Accordingly, we may invest on an opportunistic basis in certain non-U.S. companies, including those located in emerging markets, that otherwise meet our investment criteria. In regards to the regulatory requirements for business development companies, some of these investments may not qualify as investments in “eligible portfolio companies,” and thus may not be considered “qualifying assets.” “Eligible portfolio companies” generally include U.S. companies that are not investment companies and that do not have securities listed on a national exchange. If at any time less than 70% of our gross assets are comprised of qualifying assets, including as a result of an increase in the value of any non-qualifying assets or decrease in the value of any qualifying assets, we would generally not be permitted to acquire any additional non-qualifying assets until such time as 70% of our then current gross assets were comprised of qualifying assets. We would not be required, however, to dispose of any non-qualifying assets in such circumstances. In addition, investing in foreign companies, and particularly those in emerging markets, may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. These risks may be more pronounced for portfolio companies located or operating primarily in emerging markets, whose economies, markets and legal systems may be less developed. Further, we may have difficulty enforcing our rights as equity holders in foreign jurisdictions. In addition, to the extent we invest in non-U.S. companies, we may face greater exposure to foreign economic developments.

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

Our investments in the software publishing sector are subject to various risks, including intellectual property infringement issues and rapid technological changes, which may adversely affect our performance. Software publishing is our largest industry concentration. Each industry contains certain industry related credit risks.

General risks of companies in the software publishing industry sector include intellectual property infringement liability issues, the inability to protect software and other proprietary technology, extensive competition and limited barriers to entry. Generally, the market for software products is characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introduction and enhancements. If a portfolio company in the software publishing sector cannot develop new products and enhance its current products in response to technological changes and competing products, its business and operating results will be negatively affected. In addition, there has been a substantial amount of litigation in the software industry relating to intellectual property rights. Regardless of whether claims that a company is infringing patents or other intellectual property have any merit, these claims are time-consuming and costly. Moreover, a software publishing company must monitor the unauthorized use of its intellectual property, which may be difficult and costly. A company's failure to protect its intellectual property could put it at a disadvantage to its competitors and harm its business, results of operations and financial condition. If a software publishing company in which we invest is unable to navigate these risks, our performance may be adversely affected.

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

Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities or is managed by the Advisor will generally be our affiliate for purposes of the 1940 Act and we are generally prohibited from participating in certain transactions such as co-investing with, or buying or selling any security from or to, such affiliate, absent the prior approval of our independent directors and, in some cases, of the SEC. However, the Advisor and the funds managed by the Advisor have received an exemption from certain SEC regulations prohibiting transactions with affiliates. The exemptive order requires that certain procedures be followed prior to making an investment subject to the order and such procedures could in certain circumstances adversely affect the price paid or received by us or the availability or size of the position purchased or sold by us. The Advisor may also face conflicts of interest in making investments pursuant to the exemptive order. See “Risks related to our business — We have limited operating history as a BDC, and if the Advisor is unable to manage our investments effectively, we may be unable to achieve our investment objective. In addition, the Advisor may face conflicts in allocating investment opportunities between us and certain other entities that could impact our investment returns.”

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

As a BDC, we are prohibited from acquiring any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. As of December 31, 2015, approximately $221.6 million, or approximately 18.0%, of our total assets were not “qualifying assets.” If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from investing in additional non-qualifying assets, which could have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to come into compliance with the 1940 Act. If we need to dispose of these investments quickly, it may be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if a buyer is found, we may have to sell the investments at a substantial loss.

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

We may experience cyber-security incidents and are subject to cyber-security risks.

Our business operations rely upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, our information technology systems could become subject to cyber-attacks. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking” or malicious software coding) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could have a material adverse effect on our business, results of operations and financial condition.

Cyber-security failures or breaches by the Advisor, any sub-adviser(s) and other service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which we invest, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate our net asset value, impediments to trading, the inability of our stockholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. While we have established a business continuity plan in the event of, and risk management systems to prevent, such cyberattacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified. Furthermore, we cannot control the cyber security plans and systems put in place by our service providers and issuers in which we invest. We and our stockholders could be negatively impacted as a result.

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

Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;
•	natural disasters such as earthquakes, tornadoes and hurricanes;
•	disease pandemics;
•	events arising from local or larger scale political or social matters, including terrorist acts; and
•	cyber-attacks.

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

The selected financial data below for the years ended December 31, 2015, 2014, 2013, 2012, and 2011 have been derived from the financial statements that were audited by our independent registered public accounting firm. The following selected financial data should be read in conjunction with our financial statements and related notes thereto.

	Fiscal Year Ended December 31,
	2015	2014	2013	2012	2011
Performance Data:
Interest income	$142,012,553	$100,923,265	$66,979,064	$49,243,332	$42,113,358
Dividend income	—	1,968,748	—	1,811,189	10,610,159
Lease income	1,352,797	1,334,330	1,121,614	823,030	832,843
Other income	3,349,659	2,355,105	1,508,368	315,208	1,301,316
Total investment income	146,715,009	106,581,448	69,609,046	52,192,759	54,857,676
Interest and other debt expenses	12,125,830	6,197,090	2,339,447	857,757	942,288
Management and advisory fees	18,593,660	13,646,064	8,820,229	6,907,650	6,787,188
Other expenses	4,650,398	3,589,196	2,109,147	1,954,219	1,292,865
Total expenses	35,369,888	23,432,350	13,268,823	9,719,626	9,022,341
Net investment income	111,345,121	83,149,098	56,340,223	42,473,133	45,835,335
Realized and unrealized gains (losses)	(22,405,111)	(27,304,578)	9,071,361	(12,784,251)	(38,878,881)
Gain on repurchase of Series A preferred interests	1,675,000	—	—	—	—
Dividends to preferred interest holders	(754,140)	(1,438,172)	(1,494,552)	(1,602,799)	(1,544,830)
Net increase in net assets applicable to common limited and general partners resulting from operations	$89,860,870	$54,406,348	$63,917,032	$28,086,083	$5,411,624
Assets and Liabilities Data:
Investments	$1,182,919,725	$1,146,535,886	$766,262,959	$517,683,087	$378,960,536
Other assets	57,741,906	56,095,306	37,035,750	31,538,409	24,092,645
Total assets	1,240,661,631	1,202,631,192	803,298,709	549,221,496	403,053,181
Debt	396,300,000	223,000,000	95,000,000	74,000,000	29,000,000
Other liabilities	16,906,030	11,317,312	21,530,832	23,485,637	1,980,461
Total liabilities	413,206,030	234,317,312	116,530,832	97,485,637	30,980,461

Preferred limited partnership interest	—	134,497,790	134,504,252	134,526,285	134,466,418
Net assets	$827,455,601	$833,816,090	$552,263,625	$317,209,574	$237,606,302
Investment Activity Data:
No. of portfolio companies at period end	88	84	67	54	41
Acquisitions	$500,928,009	$669,515,626	$471,087,319	$359,020,926	$171,842,663
Sales, repayments, and other disposals	$456,059,137	$266,008,974	$235,641,665	$211,216,033	$216,916,444
Weighted-Average Yield at end of period	10.9%	10.9%	10.9%	11.3%	14.2%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this annual report on Form 10—K. Some of the statements in this report (including in the following discussion) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events or the future performance or financial condition of Special Value Continuation Partners, LP. (the “Partnership,” “we,” “us,” or “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

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

Our leverage program is comprised of $116.0 million in available debt under a senior secured revolving credit facility issued by the Partnership (the “SVCP Revolver”), a $100.5 million term loan issued by the Partnership (the “Term Loan” and together with the SVCP Revolver, the “SVCP Facility”), $350.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding (the “TCPC Funding Facility”) and $75.0 million in committed leverage from the SBA (the “SBA Program” and, together with the SVCP Facility and the TCPC Funding Facility the “Leverage Program”). Prior to the repurchase and retirement of the remaining preferred interests on September 3, 2015, the Leverage Program also included amounts outstanding under a preferred equity facility issued by the Operating Company (the “Preferred Interests”).

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of December 31, 2015, 82.0% of our total assets were invested in qualifying assets.

Revenues

We generate revenues primarily in the form of interest on the debt we hold. We also generate revenue from dividends on our equity interests, capital gains on the disposition of investments, and certain lease, fee and other income. Our investments in fixed income instruments generally have an expected maturity of three to five years, although we have no lower or upper constraint on maturity. Interest on our debt investments is generally payable quarterly or semi-annually. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments and preferred stock investments may defer payments of cash interest or dividends or PIK. Any outstanding principal amount of our debt investments and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of prepayment fees, commitment, origination, structuring or due diligence fees, end-of-term or exit fees, fees for providing significant managerial assistance, consulting fees and other investment related income.

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

Additionally, the investment management agreement and the Amended and Restated Limited Partnership Agreement provide that the Advisor or its affiliates may be entitled to incentive compensation under certain circumstances. According to the terms of such agreements, no incentive compensation was incurred prior to January 1, 2013. Beginning January 1, 2013, the incentive compensation equals the sum of (1) 20% of all of the ordinary income of TCPC since January 1, 2013 and (2) 20% of all net realized capital gains (net of any net unrealized capital depreciation) since January 1, 2013, with each component being subject to a total return requirement of 8% of TCPC’s contributed common equity annually. The incentive compensation is payable to the General Partner by the Partnership pursuant to the Amended and Restated Limited Partnership Agreement. The determination of incentive compensation is subject to limitations under the 1940 Act and the Advisers Act.

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

As of December 31, 2015, none of our investments were categorized as Level 1, 11.2% were categorized as Level 2, 88.5% were Level 3 investments valued based on valuations by independent third party sources, and 0.3% were Level 3 investments valued based on valuations by the Advisor.

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

Portfolio and investment activity

During the year ended December 31, 2015, we invested approximately $500.9 million, comprised of new investments in 23 new and 26 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 97.7% were in senior secured debt comprised of senior loans ($437.9 million, or 87.4% of the total) and senior secured notes ($51.6 million, or 10.3% of the total). The remaining $11.4 million (2.3% of the total) were comprised of nine equity investments which were received in connection with debt investments made during the period. Additionally, we received approximately $456.1 million in proceeds from sales or repayments of investments during the year ended December 31, 2015. During the year ended December 31, 2014, we invested approximately $669.5 million, comprised of new investments in 33 new and 16 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 99.3% were in senior secured debt comprised of senior loans ($606.0 million, or 90.5% of the total) and senior secured notes ($58.8 million, or 8.8% of the total). The remaining $4.8 million (0.7% of the total) were comprised of five equity investments which were received in connection with debt investments made during the period. Additionally, we received approximately $266.0 million in proceeds from sales or repayments of investments during the year ended December 31, 2014.

At December 31, 2015, our investment portfolio of $1,182.9 million (at fair value) consisted of 88 portfolio companies and was invested 95.5% in debt investments, of which 99.9% was in senior secured debt and 0.1% in unsecured and subordinated debt . In aggregate, our investment portfolio was invested 81.5% in senior secured loans, 14.0% in senior secured notes, 0.1% in unsecured and subordinated debt, and 4.4% in equity investments. Our average portfolio company investment at fair value was approximately $13.4 million. Our largest portfolio company investment by value was approximately $43.3 million and our five largest portfolio company investments by value comprised approximately 15.7% of our portfolio at December 31, 2015.

At December 31, 2014, our investment portfolio of $1,146.5 million (at fair value) consisted of 84 portfolio companies and was invested 97.1% in debt investments, of which 100.0% was in senior secured debt. In aggregate, our investment portfolio was invested 82.1% in senior secured loans, 15.0% in senior secured notes, and 2.9% in equity investments. Our average portfolio company investment at fair value was approximately $13.6 million. Our largest portfolio company investment by value was approximately $41.8 million and our five largest portfolio company investments by value comprised approximately 14.1% of our portfolio at December 31, 2014.

The industry composition of our portfolio at fair value at December 31, 2015 was as follows:

Industry	Percent of Total Investments
Software Publishing	15.1%
Computer Systems Design and Related Services	6.4%
Nondepository Credit Intermediation	5.3%
Business Support Services	4.3%
Radio and Television Broadcasting	4.0%
Insurance Carriers	4.0%
Air Transportation	3.9%
Hospitals	3.5%
Scientific Research and Development Services	3.4%
Wired Telecommunications Carriers	2.9%
Chemicals	2.9%
Financial Investment Activities	2.9%
Textile Furnishings Mills	2.8%
Wireless Telecommunications Carriers	2.8%
Data Processing and Hosting Services	2.4%
Advertising and Public Relations Services	2.2%
Utility System Construction	2.1%
Apparel Manufacturing	2.0%
Management, Scientific, and Technical Consulting Services	2.0%
Other Information Services	2.0%
Other Manufacturing	2.0%
Electronic Component Manufacturing	1.9%
Oil and Gas Extraction	1.7%
Retail	1.7%
Communications Equipment Manufacturing	1.6%
Computer Equipment Manufacturing	1.6%
Lessors of Nonfinancial Licenses	1.6%
Accounting, Tax and Payroll Services	1.3%
Restaurants	1.3%
Electrical Equipment Manufacturing	1.1%
Other	7.3%
Total	100.0%

The weighted average effective yield of the debt securities in our portfolio was 10.95% at December 31, 2015 and 10.89% at December 31, 2014. At December 31, 2015, 80.4% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 19.6% bore interest at fixed rates. The percentage of our floating rate debt investments that bore interest based on an interest rate floor was 77.9% at December 31, 2015. At December 31, 2014, 78.3% of our debt investments bore interest based on floating rates, and 21.7% bore interest at fixed rates. The percentage of our floating rate debt investments that bore interest based on an interest rate floor was 83.1% at December 31, 2014.

Results of operations

Investment income

Investment income totaled $146.7 million, $106.6 million and $69.6 million, respectively, for the years ended December 31, 2015, 2014 and 2013, of which $142.0 million , $100.9 million and $67.0 million were attributable to interest and fees on our debt investments, $0.0 million, $2.0 million and $0.0 million to dividends from equity securities, $1.4 million, $1.3 million and $1.1 million to lease income, and $3.3 million, $2.4 million and $1.5 million to other income, respectively. The increase in investment income in the year ended December 31, 2015 compared to the year ended December 31, 2014 reflects an increase in interest income due to the larger investment portfolio during the year ended December 31, 2015 compared to the year ended December 31, 2014 and an increase in other income primarily due to higher amendment, restructuring and commitment fees received during the year ended December 31, 2015, partially offset by a decrease in dividend income. The increase in investment income in the year ended December 31, 2014 compared to the year ended December 31, 2013 reflects an increase in interest income due to the larger investment portfolio and a higher percentage of the portfolio in income-producing assets during the year ended December 31, 2014 compared to the year ended December 31, 2013 and an increase in dividend income.

Expenses

Total operating expenses for the years ended December 31, 2015, 2014 and 2013 were $35.4 million, $23.4 million and $13.3 million respectively, comprised of $18.6 million, $13.6 million and $8.8 million in base management fees, $12.1 million, $6.2 million and $2.4 million in interest expense and fees related to the SVCP Facility and TCPC Funding Facility, $1.2 million, $1.0 million and $0.4 million in legal and professional fees (including professional fees related to the Conversion), and $3.5 million, $2.6 million and $1.7 million in other expenses, respectively. The increase in expenses in the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily reflects the increase in management fees due to the larger portfolio and the increase in interest and other debt expenses related to the increase in available and outstanding debt. The increase in expenses in the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily reflects the increase in management fees due to the larger portfolio and the increase in interest expense and other costs related to the increase in available and outstanding debt.

Net investment income

Net investment income was $111.3 million, $83.1 million and $56.3 million respectively, for the years ended December 31, 2015, 2014 and 2013. The increase in in net investment income in the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily reflects the increased interest income in the year ended December 31, 2015, partially offset by the increase in expenses. The increase in in net investment income in the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily reflects the increased interest income in the year ended December 31, 2014, partially offset by the increase in expenses.

Net realized and unrealized gain or loss

Net realized losses for the years ended December 31, 2015, 2014 and 2013 were $17.7 million, $21.1 million and $47.4 million respectively. Net realized losses during the year ended December 31, 2015 were comprised primarily of $10.6 million in losses due the restructure of our loan to Edmentum, in which we received debt and equity in a delevered company, and a $12.4 million loss on our loan to Marsico Capital Management which was part of our legacy distressed debt strategy and generated substantial cash interest income. These losses were partially offset by a $5.9 million gain on the partial disposition of our investment in NEXTracker.

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

Net realized losses during the year ended December 31, 2013 were primarily due to a charge of $45.1 million from the tender of all of our shares of common stock of Bally Total Fitness Holding Corporation (“BTF”) The tender price was slightly higher than the fair value as of December 31, 2012 and had a de minimis impact on net asset value. This charge was previously included in unrealized losses at the beginning of the year. The initial BTF investment was acquired at a significant discount as part of our legacy distressed debt strategy and generated substantial cash interest income. Additionally, we took a charge of $7.0 million on the recapitalization of AGY Holding Corp. (“AGY”), a transaction in which we received both new debt and preferred equity in a deleveraged company. The initial AGY investment was also part of our legacy distressed debt strategy and has generated substantial cash interest income. Excluding these charges, net realized gains for the year ended December 31, 2013 were $4.7 million.

For the years ended December 31, 2015, 2014 and 2013, the change in net unrealized appreciation/depreciation was $(4.7) million, $(6.2) million and $56.5 million, respectively. The change in net unrealized depreciation for the year ended December 31, 2015 was comprised primarily of $(9.7) million in CORE Entertainment, Inc., $(5.9) million in Securus Technologies, Inc. and $(2.7) million in RM OpCo, LLC as well as other mark to market adjustments resulting from market yield spreads during the period. These losses were partially offset by a $6.2 million gain from AGY Holding Corp. and a $2.3 million gain from NEXTracker and reversals of prior period net unrealized depreciation for the year ended December 31, 2015.

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

Gain on repurchase of Series A preferred interests

Gain on repurchase of Series A preferred interests was entirely comprised of a $1.7 million gain on repurchase of 1,675 Preferred Interests on June 30, 2015 at a price of $31.8 million.

Dividends to preferred limited partners

Dividends on the Preferred Interests for the years ended December 31, 2015, 2014 and 2013 were $0.8 million, $1.4 million and $1.5 million, respectively. The decrease in dividends on Preferred Interests for the year ended December 31, 2015 was due to the repurchase of the 1,675 Preferred Interests on June 30, 2015 and the repurchase and retirement of all remaining Preferred Interests on September 3, 2015. Dividends on Preferred Interests for the years ended December 31, 2014 and 2013 were consistent as average LIBOR rates for the periods were similar.

Net increase in net assets allocable to common limited and general partners resulting from operations

The net increase in net assets resulting from operations was $89.9 million, $54.4 million and $63.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. The higher net increase in net assets resulting from operations during the year ended December 31, 2015 compared to the year ended December 31, 2014 is primarily due to the increase in net investment income and the decrease in the net realized and unrealized loss during the year ended December 31, 2015 compared to the year ended December 31, 2014. The lower net increase in net assets resulting from operations during the year ended December 31, 2014 compared to the year ended December 31, 2013 is primarily due to a higher net realized and unrealized loss during the year ended December 31, 2014 compared to the net realized and unrealized gain during the year ended December 31, 2013, partially offset by the increase in net investment income during the year ended December 31, 2014 compared to the year ended December 31, 2013.

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

Amounts outstanding and available under the combined Leverage Program at December 31, 2015 were as follows:

	Maturity	Rate		Outstanding	Available	Total Capacity
SVCP Facility
SVCP Revolver	2018	L+1.75	%*	$24,000,000	$92,000,000	$116,000,000
Term Loan	2018	L+1.75	%*	100,500,000	—	100,500,000
TCPC Funding Facility	2020	L+2.50	%*†	229,000,000	121,000,000	350,000,000
SBA Debentures	2024-2025	2.84	%‡	42,800,000	32,200,000	75,000,000§
Total leverage				$396,300,000	$245,200,000	$641,500,000
*	Based on either LIBOR or the lender’s cost of funds, subject to certain limitations.
†	Or L+2.25% subject to certain funding requirements
‡	Weighted-average interest rate on pooled loans of $38.8 million, excluding fees of 0.36%. As of December 31, 2015, the remaining $4.0 million of the outstanding amount was not yet pooled, and bore interest at a temporary rate of 0.90% plus fees of 0.36% through March 22, 2016, the date of the next SBA pooling.
§	Anticipated total capacity of $150.0 million

On June 30, 2015, the Partnership repurchased 1,675 of the previously outstanding 6,700 Preferred Interests at a price of $31.8 million. On September 3, 2015, we repurchased and retired the remaining 5,025 Preferred Interests outstanding at a price of $100.5 million and expanded the Partnership Facility with a $100.5 million fully-drawn term loan and extended the maturity date to July 31, 2018.

On July 13, 2015, we obtained exemptive relief from the SEC to permit us to exclude the debt of the SBIC guaranteed by the SBA from our 200% asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the 200% asset coverage test by permitting the SBIC to borrow up to $150.0 million more than it would otherwise be able to absent the receipt of this exemptive relief.

Net cash used in operating activities during the year ended December 31, 2015 was $68.1 million. Our primary use of cash in operating activities during this period consisted of net investment income less preferred dividends and incentive allocation (net of non-cash income and expenses) of approximately $106.2 million, partially offset by the settlement of acquisitions of investments (net of dispositions) of $38.1 million.

Net cash provided by financing activities was $59.7 million during the year ended December 31, 2015, consisting primarily of $173.3 million of net borrowings and $2.3 million of contributions from the common limited partner, reduced by the $132.3 million repurchase of the Preferred Interests, $78.6 million in distributions to TCPC, $19.0 million in distributions of incentive compensation to the General Partner, payment of $4.1 million in debt issuance costs and $1.3 million in dividends on the Preferred Interests.

At December 31, 2015, we had $35.6 million in cash and cash equivalents.

The SVCP Facility and TCPC Funding Facility are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 200% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the SVCP Facility and TCPC Funding Facility, and may therefore impact our ability to borrow under the SVCP Facility and TCPC Funding Facility. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At December 31, 2015, we were in compliance with all financial and operational covenants required by the Leverage Program.

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

Unfavorable economic conditions may limit our ability to raise capital or the ability of the companies in which we invest to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The SVCP Facility and the TCPC Funding Facility mature in July 2018 and March 2020, respectively. Any inability to renew, extend or replace the Leverage Program could adversely impact our liquidity and ability to find new investments or maintain distributions to our common limited partner.

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

The following table summarizes our distributions to our common limited partner for the years ended December 31, 2015 and December 31, 2014:

Date Declared	Total Amount
March 10, 2015	$17,605,485
May 7, 2015	21,506,970
August 6, 2015	18,486,722
November 5, 2015	20,973,855
Total for year ended December 31, 2015	$78,573,032
March 6, 2014	$13,785,196
May 7, 2014	15,222,656
August 7, 2014	16,649,620
November 5, 2014	24,227,104
Total for year ended December 31, 2014	$69,884,576

Distributions to the General Partner

TCPC’s performance during the years ended December 31, 2015 and 2014 exceeded the total return threshold; accordingly, incentive compensation of $19.9 million and $15.2 million for the years ended

December 31, 2015 and December 31, 2014 respectively was distributable to the General Partner. We also allocated a reserve amount of $1.2 million to the account of the General Partner at December 31, 2013 based on the amount of the additional incentive compensation which would have been distributable to the General Partner had TCPC and the Partnership liquidated at net asset value at December 31, 2013. This reserve reversed during the year ended December 31, 2014, and no reserve was allocable at December 31, 2014 and December 31, 2015.

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

Recent Developments

From January 1, 2016 through February 26, 2016, the Partnership has invested approximately $50.6 million in two senior secured loans and three add-on investments with a combined effective yield of approximately 11.4%.

On February 26, 2016, TCPC’s board of directors declared a first quarter regular dividend of $0.36 per share payable on March 31, 2016 to stockholders of record as of the close of business on March 17, 2016.

Item 7A:	Quantitative and qualitative disclosure about market risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2015, 80.4% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2015, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 77.9%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our December 31, 2015 balance sheet, the following table shows the annual impact on net income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest income	Interest Expense	Net Income
Up 300 basis points	$26,309,872	$(11,889,000)	$14,420,872
Up 200 basis points	16,437,191	(7,926,000)	8,511,191
Up 100 basis points	6,610,917	(3,963,000)	2,647,917
Down 100 basis points	(1,506,885)	2,137,246	630,361
Down 200 basis points	(1,506,885)	2,137,246	630,361
Down 300 basis points	(1,506,885)	2,137,246	630,361

Item 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Partners and Board of Directors of
Special Value Continuation Partners, LP
Los Angeles, California

We have audited the accompanying consolidated statement of assets and liabilities of Special Value Continuation Partners, LP (the “Partnership”), including the consolidated schedule of investments, as of December 31, 2015, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended. Our audit also included the 2015 financial statement schedules listed in the Index at Item 15(a). These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Special Value Continuation Partners, LP as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 29, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Special Value Continuation Partners, LP

We have audited the accompanying consolidated statement of assets and liabilities of Special Value Continuation Partners, LP (a Delaware Limited Liability Partnership) (the Partnership), including the consolidated schedule of investments, as of December 31, 2014, and the related consolidated statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2014, by correspondence with the custodian and brokers, or by other appropriate auditing procedures where replies from these parties, as applicable, were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Special Value Continuation Partners, LP at December 31, 2014, and the consolidated results of its operations, changes in its net assets and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material aspects the information set forth therein.

/s/ Ernst & Young LLP
Los Angeles, California
March 9, 2015

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Statements of Assets and Liabilities

	December 31, 2015	December 31, 2014
Assets
Investments, at fair value:
Companies less than 5% owned (cost of $1,123,682,687 and $1,097,181,753, respectively)	$1,099,208,475	$1,081,901,384
Companies 5% to 25% owned (cost of $68,862,518 and $52,103,511, respectively)	69,008,931	48,716,425
Companies more than 25% owned (cost of $39,162,221 and $40,213,258, respectively)	14,702,319	15,918,077
Total investments (cost of $1,231,707,426 and $1,189,498,522, respectively)	1,182,919,725	1,146,535,886
Cash and cash equivalents	35,629,435	27,268,792
Deferred debt issuance costs	7,222,834	4,642,075
Accrued interest income:
Companies less than 5% owned	8,842,528	9,222,001
Companies 5% to 25% owned	741,306	253,987
Companies more than 25% owned	29,230	28,450
Unrealized appreciation on swaps	3,229,442	1,717,610
Receivable for investments sold	—	10,961,369
Options (cost of $51,750 and $51,750, respectively)	—	497
Prepaid expenses and other assets	2,047,131	2,000,525
Total assets	1,240,661,631	1,202,631,192
Liabilities
Debt	396,300,000	223,000,000
Payable for investments purchased	6,425,414	2,049,518
Incentive allocation payable	5,207,606	4,303,040
Interest payable	2,663,341	1,263,064
Payable to the Advisor	260,760	328,860
Payable to Parent	—	1,031,498
Accrued expenses and other liabilities	2,348,909	2,341,332
Total liabilities	413,206,030	234,317,312
Commitments and contingencies (Note 5)
Preferred equity facility
Series A preferred limited partner interests in Special Value Continuation Partners, LP; $20,000/interest liquidation preference; 0 and 6,700 interests authorized, issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	—	134,000,000
Accumulated dividends on Series A preferred equity facility	—	497,790
Total preferred limited partner interests	—	134,497,790
Net assets applicable to common shareholders	$827,455,601	$833,816,090
Composition of net assets applicable to common limited and general partners
Paid-in capital in excess of par	$981,033,295	$978,731,888
Accumulated net investment income	25,141,636	22,994,510
Accumulated net realized losses	(132,485,958)	(126,410,399)
Accumulated net unrealized depreciation	(46,233,372)	(41,499,909)
Net assets applicable to common limited and general partners	$827,455,601	$833,816,090

See accompanying notes to the consolidated financial statements.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments

 December 31, 2015

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Value	% of Total Cash and Investments	Notes
Debt Investments(A)
Accounting, Tax and Payroll Services
EGS Holdings, Inc. (Expert Global Solutions)	Holdco PIK Notes	LIBOR (A)	3.00%	10.00%	13.00%	10/3/2018	$64,783	$64,783	$64,783	0.01%
Expert Global Solutions, LLC	Second Lien Term Loan	LIBOR (Q)	1.50%	11.00%	12.50%	10/3/2018	$15,249,675	15,041,186	15,249,675	1.25%
								15,105,969	15,314,458	1.26%

Advertising, Public Relations Services
Doubleplay III Limited (Exterion Media) (United Kingdom)	First Lien Facility A1 Term Loan	EURIBOR (Q)	1.25%	5.75%	7.00%	3/18/2018	€12,249,157	15,931,220	13,171,984	1.08%	D/H
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 1 Term Loan (1.25% Exit Fee)	LIBOR (M)	0.33%	10.17%	10.50%	9/1/2018	$13,145,041	12,695,719	12,776,341	1.05%	H/L
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 1 Term Loan (1.25% Exit Fee)	LIBOR (M)	0.33%	10.17%	N/A	9/1/2018	$—	—	—	—	H/L
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 1 Term Loan (1.25% Exit Fee)	LIBOR (M)	0.33%	10.17%	N/A	9/1/2018	$—	—	—	—	H/L
								28,626,939	25,948,325	2.13%

Air Transportation
Aircraft Leased to Delta Air Lines, Inc.
N913DL	Aircraft Secured Mortgage	Fixed	—	8.00%	8.00%	3/15/2017	$114,196	114,196	115,617	0.01%	F
N918DL	Aircraft Secured Mortgage	Fixed	—	8.00%	8.00%	8/15/2018	$233,219	233,219	237,494	0.02%	F
N954DL	Aircraft Secured Mortgage	Fixed	—	8.00%	8.00%	3/20/2019	$336,554	336,554	342,734	0.03%	F
N955DL	Aircraft Secured Mortgage	Fixed	—	8.00%	8.00%	6/20/2019	$362,232	362,232	369,162	0.03%	F
N956DL	Aircraft Secured Mortgage	Fixed	—	8.00%	8.00%	5/20/2019	$358,380	358,380	365,197	0.03%	F
N957DL	Aircraft Secured Mortgage	Fixed	—	8.00%	8.00%	6/20/2019	$365,401	365,401	372,392	0.03%	F
N959DL	Aircraft Secured Mortgage	Fixed	—	8.00%	8.00%	7/20/2019	$372,361	372,361	379,522	0.03%	F
N960DL	Aircraft Secured Mortgage	Fixed	—	8.00%	8.00%	10/20/2019	$396,169	396,169	403,869	0.03%	F
N961DL	Aircraft Secured Mortgage	Fixed	—	8.00%	8.00%	8/20/2019	$385,667	385,667	393,115	0.03%	F
N976DL	Aircraft Secured Mortgage	Fixed	—	8.00%	8.00%	2/15/2018	$214,686	214,686	218,321	0.02%	F
Aircraft Leased to United Airlines, Inc.
N659UA	Aircraft Secured Mortgage	Fixed	—	12.00%	12.00%	2/28/2016	$313,315	313,315	318,980	0.03%	F
N661UA	Aircraft Secured Mortgage	Fixed	—	12.00%	12.00%	5/4/2016	$557,684	557,684	570,303	0.05%	F
Cargojet Airways LTD. (Canada)	Aircraft Acquisition Loan A	LIBOR (M)	—	8.50%	8.75%	1/31/2023	$14,250,773	13,982,969	14,252,198	1.17%	H
Cargojet Airways LTD. (Canada)	Aircraft Acquisition Loan A1	LIBOR (M)	—	8.50%	N/A	1/31/2023	$—	—	—	—	H
Mesa Air Group, Inc.	Acquisition Delayed Draw Loan	LIBOR (M)	—	7.25%	N/A	6/17/2019	$—	—	278,288	0.02%
Mesa Air Group, Inc.	Acquisition Loan	LIBOR (M)	—	7.25%	7.62%	7/15/2022	$15,997,019	15,724,234	16,324,958	1.34%
								33,717,067	34,942,150	2.87%

Apparel Manufacturing
Broder Bros., Co.	First Lien Term Loan A (First Out)	LIBOR (Q)	1.25%	5.75%	7.00%	6/3/2021	$9,940,000	9,743,116	9,741,200	0.80%
Broder Bros., Co.	First Lien Term Loan B (Last Out)	LIBOR (Q)	1.25%	12.25%	13.50%	6/3/2021	$9,960,000	9,762,553	9,760,800	0.80%
JH Apparel Holdings, LLC	First Lien FILO Term Loan	LIBOR (M)	1.00%	9.60%	10.60%	4/8/2019	$3,669,926	3,645,226	3,669,926	0.30%
								23,150,895	23,171,926	1.90%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2015

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Business Support Services
Enerwise Global Technologies, Inc.	Sr Secured Revolving Loan	LIBOR (Q)	0.23%	8.52%	8.75%	11/30/2017	$—	$(69,938)	$(123,750)	(0.01%)	K
Enerwise Global Technologies, Inc.	Sr Secured Term Loan (1.0% Exit Fee)	LIBOR (Q)	0.23%	9.27%	9.50%	11/30/2019	$17,281,250	17,043,402	16,996,109	1.39%	L
STG-Fairway Acquisitions, Inc. (First Advantage)	Second Lien Term Loan	LIBOR (Q)	1.00%	9.25%	10.25%	6/30/2023	$31,000,000	30,546,700	31,883,500	2.62%
								47,520,164	48,755,859	4.00%

Chemicals
Anuvia Plant Nutrients Holdings, LLC	Sr Secured Term Loan (8.0 % Exit Fee)	LIBOR (M)	0.23%	10.27%	10.50%	2/1/2018	$7,700,000	7,993,675	8,059,280	0.66%	L
BioAmber, Inc.	Sr Secured Term Loan (8.25% Exit Fee)	LIBOR (M)	0.23%	9.27%	9.50%	12/1/2017	$10,000,000	10,226,245	10,509,000	0.86%	L
Green Biologics, Inc.	Sr Secured Delayed Draw Term Loan (10.0% Exit Fee)	Prime Rate	—	7.75%	11.25%	5/1/2018	$15,000,000	14,927,838	15,175,500	1.25%	L
								33,147,758	33,743,780	2.77%

Communications Equipment Manufacturing
Globecomm Systems, Inc.	First Lien Term Loan	LIBOR (Q)	1.25%	7.63%	8.88%	12/11/2018	$14,629,280	14,482,987	14,256,233	1.17%	B

Computer Equipment Manufacturing
Silicon Graphics International Corp.	First Lien Term Loan	LIBOR (Q)	1.00%	9.00%	10.00%	7/27/2018	$18,432,723	18,157,715	18,570,968	1.52%	J

Computer Systems Design and Related Services
Autoalert, LLC	First Lien Term Loan	LIBOR (Q)	0.25%	4.75% Cash + 4% PIK	9.00%	3/31/2019	$34,564,922	34,069,278	34,459,499	2.83%
MSC Software Corporation	Second Lien Term Loan	LIBOR (M)	1.00%	7.50%	8.50%	5/29/2021	$6,993,035	6,938,605	6,153,871	0.51%
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan B	LIBOR (Q)	—	8.00%	8.32%	9/3/2018	$2,337,733	2,337,733	2,355,266	0.19%	H
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan	LIBOR (Q)	—	7.00%	7.32%	9/3/2018	$10,426,667	10,343,578	10,322,400	0.85%	H
OnX USA, LLC	First Lien Term Loan B	LIBOR (Q)	—	8.00%	8.32%	9/3/2018	$4,675,467	4,675,467	4,710,533	0.39%
OnX USA, LLC	First Lien Term Loan	LIBOR (Q)	—	7.00%	7.32%	9/3/2018	$5,213,333	5,175,467	5,161,200	0.42%
Vistronix, LLC	First Lien Revolver	LIBOR (Q)	0.50%	8.50%	9.00%	12/4/2018	$365,437	361,329	365,437	0.03%
Vistronix, LLC	First Lien Term Loan	LIBOR (M)	0.50%	8.50%	9.00%	12/4/2018	$6,205,583	6,155,701	6,050,443	0.50%
Waterfall International, Inc.	First Lien Delayed Draw Term Loan	LIBOR (Q)	—	11.67%	12.00%	9/1/2018	$4,800,000	4,678,943	4,733,280	0.39%
								74,736,101	74,311,929	6.11%

Data Processing and Hosting Services
Asset International, Inc.	Delayed Draw Term Loan	LIBOR (M)	1.00%	7.00%	8.00%	7/31/2020	$3,430,383	3,396,023	3,404,827	0.28%
Asset International, Inc.	Revolver Loan	LIBOR (M)	1.00%	7.00%	8.00%	7/31/2020	$242,376	234,663	242,376	0.02%
Asset International, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	7.00%	8.00%	7/31/2020	$8,109,426	7,979,611	8,050,389	0.66%
Rightside Group, Ltd.	Second Lien Term Loan	LIBOR (Q)	0.50%	8.75%	9.38%	8/6/2019	$4,750,000	3,991,890	4,828,375	0.40%
United TLD Holdco, Ltd. (Rightside) (Cayman Islands)	Second Lien Term Loan	LIBOR (Q)	0.50%	8.75%	9.38%	8/6/2019	$9,500,000	7,983,779	9,656,750	0.79%	H
								23,585,966	26,182,717	2.15%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2015

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Electric Power Generation, Transmission and Distribution
Holocene Renewable Energy Fund 3, LLC (Conergy)	First Lien Term Loan	Fixed	—	9% Cash + 1% PIK	10.00%	9/10/2017	$7,461,240	$7,397,199	$7,386,628	0.61%

Electrical Equipment Manufacturing
API Technologies Corp.	First Lien Term Loan	LIBOR (Q)	1.50%	8.50%	10.00%	2/6/2018	$6,165,986	6,130,433	6,058,081	0.50%
API Technologies Corp.	First Lien Term Loan	LIBOR (Q)	1.50%	8.50%	10.00%	2/6/2018	$3,991,338	3,921,387	3,921,490	0.32%
								10,051,820	9,979,571	0.82%

Electronic Component Manufacturing
Central MN Renewables, LLC (Green Biologics)	Sr Secured Revolver (3.0% Exit Fee)	Fixed	—	8.25%	N/A	1/1/2016	$—	—	—	—	L
Redaptive, Inc.	First Lien Delayed Draw Term Loan	LIBOR (Q)	—	10.72%	N/A	7/1/2018	$—	(121,106)	—	—	K
Soraa, Inc.	Tranche A Term Loan (3.0% Exit Fee)	LIBOR (M)	0.44%	9.33%	9.77%	3/1/2018	$22,500,000	21,452,673	21,411,000	1.76%	L
Soraa, Inc.	Tranche B Term Loan	LIBOR (M)	0.44%	9.33%	9.77%	9/1/2017	$1,687,500	1,571,025	1,567,434	0.13%
								22,902,592	22,978,434	1.89%

Equipment Leasing
36th Street Capital Partners Holdings, LLC	Subordinated Promissory Note	Fixed	—	12.00%	12.00%	11/1/2020	$900,000	900,000	900,000	0.07%	E/F
Essex Ocean, LLC	Sr Secured Term Loan	Fixed	—	8.00%	8.00%	3/25/2019	$—	—	—	—
Essex Ocean, LLC (Solexel)	Sr Secured Term Loan	Fixed	—	8.00%	8.00%	8/15/2018	$2,631,033	2,631,033	2,641,294	0.22%
								3,531,033	3,541,294	0.29%

Financial Investment Activities
Institutional Shareholder Services, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	7.50%	8.50%	4/30/2022	$4,471,492	4,437,802	4,270,275	0.35%
iPayment, Inc.	First Lien Term Loan B2	LIBOR (Q)	1.50%	5.25%	6.75%	5/8/2017	$6,763,751	6,425,563	6,502,839	0.53%
Magnolia Finance V plc (Cayman Islands)	Asset-Backed Credit Linked Notes	Fixed	—	13.13%	13.13%	8/2/2021	$15,000,000	15,000,000	14,881,500	1.22%	E/H
								25,863,365	25,654,614	2.10%

Gaming
AP Gaming I, LLC	First Lien Revolver	LIBOR (M)	—	8.25%	N/A	12/20/2018	$—	(1,862,302)	(1,250,000)	(0.10%)	K

Grocery Stores
Bashas, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.50%	7.00%	8.50%	10/8/2019	$10,033,866	9,995,480	10,111,127	0.83%

Hospitals
Evidera, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	9.00%	10.00%	7/1/2018	$3,907,686	3,888,148	3,912,571	0.32%
KPC Healthcare, Inc.	First Lien Term Loan	Prime Rate	—	8.25%	11.75%	8/28/2020	$17,157,214	16,790,143	17,043,118	1.40%
RegionalCare Hospital Partners, Inc.	Second Lien Term Loan	LIBOR (M)	1.00%	10.25%	11.25%	10/23/2019	$21,017,525	20,777,746	20,807,350	1.71%	G
								41,456,037	41,763,039	3.43%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2015

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Insurance Carriers
Acrisure, LLC	Second Lien Incremental Notes	LIBOR (Q)	1.00%	9.00%	10.00%	11/19/2022	$7,080,555	$6,944,926	$7,063,562	0.58%
Acrisure, LLC	Second Lien Notes	LIBOR (Q)	1.00%	9.00%	10.00%	11/19/2022	$12,720,998	12,542,859	12,690,468	1.04%
Acrisure, LLC	Second Lien Incremental Notes	LIBOR (Q)	1.00%	9.00%	10.00%	11/19/2022	$3,846,850	3,795,306	3,837,597	0.31%
JSS Holdings, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	6.25%	7.25%	8/31/2021	$3,950,000	3,874,773	3,732,750	0.31%
US Apple Holdco, LLC (Ventiv Technology)	First Lien Term Loan	LIBOR (Q)	0.50%	11.50%	12.00%	8/29/2019	$20,000,000	19,375,352	19,936,000	1.64%
								46,533,216	47,260,377	3.88%

Insurance Related Activities
Confie Seguros Holding II Co.	Second Lien Term Loan	LIBOR (M)	1.25%	9.00%	10.25%	5/8/2019	$11,061,809	10,950,946	10,951,191	0.90%	G

Lessors of Nonfinancial Licenses
ABG Intermediate Holdings 2, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	5/27/2022	$15,990,714	15,853,293	15,690,888	1.29%
ABG Intermediate Holdings 2, LLC	Second Lien Incremental Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	5/27/2022	$3,474,715	3,440,934	3,409,564	0.28%
								19,294,227	19,100,452	1.57%

Management, Scientific, and Technical Consulting Services
Dodge Data & Analytics, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.75%	9.75%	10/31/2019	$24,693,587	24,159,891	24,267,623	1.99%

Medical Equipment and Supplies Manufacturing
Bioventus, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.00%	4/10/2020	$11,000,000	10,819,241	10,835,000	0.89%

Motion Picture and Video Industries
CORE Entertainment, Inc.	First Lien Term Loan	Fixed	—	11.00%	11.00%	6/21/2017	$9,462,231	9,425,030	4,667,719	0.38%
CORE Entertainment, Inc.	Second Lien Term Loan	Fixed	—	15.50%	15.50%	6/21/2018	$7,569,785	7,700,187	291,058	0.02%	C
								17,125,217	4,958,777	0.40%

Nondepository Credit Intermediation
Caribbean Financial Group (Cayman Islands)	Sr Secured Notes	Fixed	—	11.50%	11.50%	11/15/2019	$26,975,000	26,829,614	26,705,250	2.19%	E/G/H
Daymark Financial Acceptance, LLC	First Lien Delayed Draw Term Loan	LIBOR (Q)	—	9.50%	9.92%	1/12/2020	$5,000,000	4,621,333	4,919,250	0.40%
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.00%	3/26/2021	$16,305,999	16,125,251	16,133,156	1.32%
Trade Finance Funding I, Ltd. (Cayman Islands)	Secured Class B Notes	Fixed	—	10.75%	10.75%	11/13/2018	$15,084,000	15,084,000	14,857,740	1.22%	E/H
								62,660,198	62,615,396	5.13%

Oil and Gas Extraction
Jefferson Gulf Coast Energy Partners, LLC	First Lien Term Loan B	Prime Rate	—	7.50%	11.00%	2/27/2018	$14,812,500	14,714,767	13,479,375	1.11%
MD America Energy, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	8/4/2019	$8,095,238	7,784,717	6,773,043	0.56%
								22,499,484	20,252,418	1.67%

Other Information Services
Simmons Research, LLC	First Lien Term Loan	LIBOR (Q)	0.50%	10.50%	11.13%	12/11/2020	$5,128,936	5,026,844	5,026,357	0.41%
TCH-2 Holdings, LLC (TravelClick)	Second Lien Term Loan	LIBOR (M)	1.00%	7.75%	8.75%	11/6/2021	$19,988,392	19,735,864	18,789,089	1.54%	G
								24,762,708	23,815,446	1.95%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2015

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Other Manufacturing
AGY Holding Corp.	Sr Secured Term Loan	Fixed	—	12.00%	12.00%	9/15/2016	$4,869,577	$4,869,577	$4,869,577	0.40%	B
AGY Holding Corp.	Second Lien Notes	Fixed	—	11.00%	11.00%	11/15/2016	$9,268,000	7,586,317	9,268,000	0.76%	B/E
Boomerang Tube, LLC	Second Lien Term Loan	LIBOR (Q)	1.50%	9.50%	11.00%	10/11/2017	$3,825,453	4,010,758	1,759,709	0.14%	C
Boomerang Tube, LLC	Super Priority Debtor-in-Possession	Prime Rate	—	10.00%	13.50%	11/30/2015	$1,124,444	1,124,444	1,124,444	0.09%
								17,591,096	17,021,730	1.39%

Other Telecommunications
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	7.75%	9.00%	4/30/2021	$14,000,000	13,860,000	7,924,000	0.65%

Other Publishing
MediMedia USA, Inc.	First Lien Revolver	LIBOR (M)	—	6.75%	7.18%	5/20/2018	$3,456,500	2,886,378	3,003,668	0.25%
MediMedia USA, Inc.	First Lien Term Loan	LIBOR (Q)	1.25%	6.75%	8.00%	11/20/2018	$5,681,239	5,582,994	5,425,584	0.45%	G
								8,469,372	8,429,252	0.70%

Pharmaceuticals
Lantheus Medical Imaging, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	6.00%	7.00%	6/30/2022	$5,970,000	5,879,117	5,492,400	0.45%

Plastics Manufacturing
Iracore International, Inc.	Sr Secured Notes	Fixed	—	9.50%	9.50%	6/1/2018	$13,600,000	13,600,000	8,918,010	0.73%	E/G

Radio and Television Broadcasting
Fuse, LLC	Sr Secured Notes	Fixed	—	10.38%	10.38%	7/1/2019	$7,312,000	7,312,000	5,776,480	0.47%	E/G
NEP/NCP Holdco, Inc.	Second Lien Term Loan	LIBOR (M)	1.25%	8.75%	10.00%	7/22/2020	$10,000,000	10,019,257	9,450,000	0.78%
The Tennis Channel, Inc.	First Lien Term Loan	LIBOR (Q)	—	8.50%	8.88%	5/29/2017	$32,520,727	32,351,929	32,675,201	2.68%
								49,683,186	47,901,681	3.93%

Restaurants
RM OpCo, LLC (Real Mex)	Convertible Second Lien Term Loan Tranche B-1	Fixed	—	8.50%	8.50%	3/30/2018	$1,783,036	1,779,352	1,783,036	0.15%	B
RM OpCo, LLC (Real Mex)	First Lien Term Loan Tranche A	Fixed	—	7.00%	7.00%	3/21/2016	$3,719,155	3,717,664	3,719,155	0.31%	B
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B	Fixed	—	8.50%	8.50%	3/30/2018	$8,884,258	8,884,258	4,490,993	0.37%	B
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B-1	Fixed	—	8.50%	8.50%	3/30/2018	$2,797,956	2,782,534	2,797,956	0.23%	B
RM OpCo, LLC (Real Mex)	Sr Convertible Second Lien Term Loan B	Fixed	—	8.50%	8.50%	3/30/2018	$2,188,233	2,188,233	2,188,233	0.18%	B
								19,352,041	14,979,373	1.24%

Retail
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.00%	8.50%	9.50%	9/25/2020	$13,185,494	13,049,991	13,317,349	1.09%
Connexity, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.00%	2/13/2020	$6,354,563	6,354,563	6,237,956	0.51%
								19,404,554	19,555,305	1.60%

Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Sr Secured Notes	Fixed	—	10.00%	10.00%	10/1/2019	$9,393,000	9,393,000	7,336,027	0.60%	E/G/H

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2015

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal or Shares	Cost	Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Scientific Research and Development Services
BPA Laboratories, Inc.	Senior Secured Notes	Fixed	—	12.25%	12.25%	4/1/2017	$38,932,000	$39,001,750	$40,489,280	3.32%	E/G

Software Publishing
Acronis International GmbH (Switzerland)	First Lien Term Loan	LIBOR (Q)	1.00%	9.50%	10.50%	2/21/2017	$29,485,290	29,375,415	28,170,246	2.31%	H
ArcServe (USA), LLC	Second Lien Term Loan	LIBOR (Q)	0.50%	8.50%	9.00%	1/31/2020	$30,000,000	29,529,480	28,023,000	2.30%
BlackLine Systems, Inc.	First Lien Term Loan	LIBOR (Q)	1.50%	0.4% Cash + 7.6% PIK	9.50%	9/25/2018	$14,619,396	13,946,601	14,765,590	1.21%
Bluehornet Networks, Inc.	First Lien Term Loan	LIBOR (Q)	—	9.50%	10.11%	12/3/2020	$6,062,304	5,881,725	5,880,435	0.48%
Edmentum, Inc.	Jr Revolving Facility	Fixed	—	5.00%	5.00%	6/9/2020	$—	—	—	—	B
Edmentum Ultimate Holdings, LLC	Sr PIK Notes	Fixed	—	8.50%	8.50%	6/9/2020	$2,612,408	2,612,408	2,612,408	0.21%	B
Edmentum Ultimate Holdings, LLC	Jr PIK Notes	Fixed	—	10.00%	10.00%	6/9/2020	$11,791,569	11,176,985	11,343,490	0.93%	B
Fidelis Acquisitionco, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.00%	11/4/2019	$41,924,150	41,178,969	42,029,025	3.45%
Fidelis Acquisitionco, LLC	Sr Secured Revolver	LIBOR (Q)	1.00%	8.00%	9.00%	11/4/2019	$1,272,857	1,272,857	1,276,039	0.10%
SoundCloud Ltd. (United Kingdom)	Sr Secured Term Loan (2.0% Exit Fees)	LIBOR (Q)	0.28%	10.72%	11.00%	10/1/2018	$31,550,000	31,341,229	31,395,405	2.58%	H/L
Utilidata, Inc.	First Lien Delayed Draw Term Loan (1.0% Exit Fee)	LIBOR (Q)	0.62%	9.88%	10.50%	1/1/2019	$3,200,000	2,906,672	2,903,680	0.24%	L
Virgin Pulse Inc.	First Lien Term Loan	LIBOR (Q)	—	8.00%	8.63%	5/21/2020	$7,500,000	7,398,976	7,471,875	0.61%
								176,621,317	175,871,193	14.42%

Textile Furnishings Mills
Lexmark Carpet Mills, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.00%	12/19/2019	$25,000,000	25,000,000	24,785,000	2.03%
Lexmark Carpet Mills, Inc.	First Lien Term Loan B	LIBOR (Q)	1.00%	10.00%	11.00%	12/19/2019	$8,575,581	8,378,569	8,501,831	0.70%
								33,378,569	33,286,831	2.73%

Utility System Construction
Kawa Solar Holdings Limited	Revolving Credit Facility	Fixed	—	8.20%	8.20%	7/2/2017	$25,000,000	25,000,000	25,000,000	2.05%

Wired Telecommunications Carriers
Alpheus Communications, LLC	First Lien Delayed Draw FILO Term Loan	LIBOR (Q)	1.00%	6.92%	7.92%	5/31/2018	$1,064,676	1,046,166	1,058,812	0.09%
Alpheus Communications, LLC	First Lien FILO Term Loan	LIBOR (Q)	1.00%	6.92%	7.92%	5/31/2018	$7,938,819	7,859,897	7,895,156	0.65%
Integra Telecom Holdings, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	8.50%	9.75%	2/22/2020	$13,231,193	13,039,047	12,883,874	1.06%
Oxford County Telephone and Telegraph Company	First Lien Term Loan	LIBOR (Q)	1.00%	7.13%	8.13%	8/31/2020	$4,000,000	3,943,631	3,922,000	0.32%
								25,888,741	25,759,842	2.12%

Wireless Telecommunications Carriers
Gogo, LLC	First Lien Term Loan	LIBOR (Q)	1.50%	9.75%	11.25%	3/21/2018	$32,822,506	32,877,865	33,150,731	2.72%	G
Total Debt Investments								1,160,372,521	1,130,535,387	92.78%

Equity Securities
Advertising and Public Relations Services
InMobi, Inc. (Singapore)	Warrants to Purchase Stock						17,578	230,569	233,543	0.02%	C/E/H

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2015

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Shares	Cost	Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Air Transportation
Aircraft Leased to Delta Air Lines, Inc.
N913DL	Trust Beneficial Interests						1,316	$84,164	$107,501	0.01%	E/F
N918DL	Trust Beneficial Interests						1,053	86,044	127,662	0.01%	E/F
N954DL	Trust Beneficial Interests						975	95,345	77,850	0.01%	E/F
N955DL	Trust Beneficial Interests						937	92,045	108,100	0.01%	E/F
N956DL	Trust Beneficial Interests						946	91,995	104,478	0.01%	E/F
N957DL	Trust Beneficial Interests						937	92,417	105,329	0.01%	E/F
N959DL	Trust Beneficial Interests						928	92,840	106,203	0.01%	E/F
N960DL	Trust Beneficial Interests						902	94,503	105,937	0.01%	E/F
N961DL	Trust Beneficial Interests						919	94,018	101,487	0.01%	E/F
N976DL	Trust Beneficial Interests						1,130	87,968	100,793	0.01%	E/F
Aircraft Leased to United Airlines, Inc.
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests						652	3,143,045	3,368,599	0.28%	E/F
United N661UA-767, LLC (N661UA)	Trust Beneficial Interests						632	3,062,496	3,294,024	0.27%	E/F
Epic Aero, Inc. (One Sky)	Warrants to Purchase Common Stock						1,843	855,313	3,173,450	0.26%	C/E
								7,972,193	10,881,413	0.91%
Business Support Services
Findly Talent, LLC	Membership Units						708,229	230,938	162,184	0.01%	C/E
STG-Fairway Holdings, LLC (First Advantage)	Class A Units						841,479	325,432	2,616,916	0.21%	C/E
								556,370	2,779,100	0.22%

Chemicals
Green Biologics, Inc.	Warrants to Purchase Stock						376,147	272,594	236,634	0.02%	C/E

Communications Equipment Manufacturing
Wasserstein Cosmos Co-Invest, L.P. (Globecomm)	Limited Partnership Units						5,000,000	5,000,000	4,198,500	0.34%	B/C/E

Computer Systems Design and Related Services
Waterfall International, Inc.	Series B Preferred Stock						1,428,571	1,000,000	999,714	0.08%	C/E
Waterfall International, Inc.	Warrants to Purchase Stock						857,143	57,026	57,686	—	C/E
								1,057,026	1,057,400	0.08%
Data Processing and Hosting Services
Anacomp, Inc.	Class A Common Stock						1,255,527	26,711,048	1,581,964	0.13%	C/E/F
Rightside Group, Ltd.	Warrants						498,855	2,778,622	919,030	0.07%	C/E
								29,489,670	2,500,994	0.20%

Electrical Equipment Manufacturing
NEXTracker, Inc.	Series B Preferred Stock						558,884	—	2,929,279	0.24%	C/E
NEXTracker, Inc.	Series C Preferred Stock						17,640	—	92,460	0.01%	C/E
								—	3,021,739	0.25%
Electronic Component Manufacturing
Soraa, Inc.	Warrants to Purchase Common Stock						630,000	499,189	180,432	0.01%	C/E

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2015

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Shares	Cost	Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Equipment Leasing
36th Street Capital Partners Holdings, LLC	Membership Units						225,000	$225,000	$225,000	0.02%	C/E/F
Essex Ocean II, LLC	Membership Units						199,430	199,429	200,686	0.02%	C/F
								424,429	425,686	0.04%

Financial Investment Activities
GACP I, LP	Membership Units						8,470,305	8,589,442	8,589,760	0.70%	C/E/I
Marsico Holdings, LLC	Common Interest Units						168,698	172,694	5,061	—	C/E/I
								8,762,136	8,594,821	0.70%

Metal and Mineral Mining
EPMC HoldCo, LLC	Membership Units						1,312,720	—	682,614	0.06%	B/E

Other Manufacturing
KAGY Holding Company, Inc.	Series A Preferred Stock						9,778	1,091,200	6,118,515	0.50%	B/C/E
Precision Holdings, LLC	Class C Membership Interest						33	—	1,431	—	C/E
								1,091,200	6,119,946	0.50%

Radio and Television Broadcasting
Fuse Media, LLC	Warrants to Purchase Common Stock						233,470	300,322	—	—	C/E

Restaurants
RM Holdco, LLC (Real Mex)	Equity Participation						24	—	—	—	B/C/E
RM Holdco, LLC (Real Mex)	Membership Units						13,161,000	2,010,777	—	—	B/C/E
								2,010,777	—	—

Retail
Shop Holding, LLC (Connexity)	Class A Units						507,167	480,049	320,682	0.03%	C/E
Shop Holding, LLC (Connexity)	Warrants to Purchase Class A Units						326,691	—	8,079	—	C/E
								480,049	328,761	0.03%

Software Publishing
Blackline Intermediate, Inc.	Warrants to Purchase Common Stock						1,232,731	522,678	1,290,175	0.11%	C/E
Edmentum Ultimate Holdings, LLC	Class A Common Units						159,515	680,226	680,218	0.05%	B/C/E
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock						946,498	79,082	75,247	0.01%	C/E/H
Utilidata, Inc.	Warrants to Purchase Stock						29,593	216,336	216,337	0.02%	C/E
								1,498,322	2,261,977	0.19%

Wired Telecommunications Carriers
Integra Telecom, Inc.	Common Stock						1,274,522	8,433,884	5,269,511	0.43%	C/E
Integra Telecom, Inc.	Warrants						346,939	19,919	221,174	0.02%	C/E
V Telecom Investment S.C.A. (Vivacom) (Luxembourg)	Common Shares						1,393	3,236,256	3,390,093	0.28%	C/D/E/H
								11,690,059	8,880,778	0.73%
Total Equity Securities								71,334,905	52,384,338	4.30%
Total Investments								$1,231,707,426	$1,182,919,725

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2015

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Shares	Cost	Value	% of Total Cash and Investments	Notes
Cash and Cash Equivalents
Cash Denominated in Foreign Currencies									$130,081	0.01%
Cash Held on Account at Various Institutions									35,499,354	2.91%
Cash and Cash Equivalents									35,629,435	2.92%

Total Cash and Investments									$1,218,549,160	100.00%	M

Notes to Consolidated Schedule of Investments:

(A)	Investments in bank debt generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.
(B)	Non-controlled affiliate – as defined under the Investment Company Act of 1940 (ownership of between 5% and 25% of the outstanding voting securities of this issuer). See Consolidated Schedule of Changes in Investments in Affiliates.
(C)	Non-income producing security.
(D)	Investment denominated in foreign currency. Amortized cost and fair value converted from foreign currency to US dollars. Foreign currency denominated investments are generally hedged for currency exposure. At December 31, 2015, such hedging activities included the derivatives listed at the end of the Consolidated Schedule of Investments. (See Note 2)
(E)	Restricted security. (See Note 2)
(F)	Controlled issuer – as defined under the Investment Company Act of 1940 (ownership of 25% or more of the outstanding voting securities of this issuer). Investment is not more than 50% owned nor deemed to be a significant subsidiary. See Consolidated Schedule of Changes in Investments in Affiliates.
(G)	Investment has been segregated to collateralize certain unfunded commitments.
(H)	Non-U.S. company or principal place of business outside the U.S. and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.
(I)	Deemed an investment company under Section 3(c) of the Investment Company Act and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.
(J)	Publicly traded company with a market capitalization greater than $250 million and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.
(K)	Negative balances relate to an unfunded commitment that was acquired and/or valued at a discount.
(L)	In addition to the stated coupon, investment has an exit fee payable upon repayment of the loan in an amount equal to the percentage of the original principal amount shown.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2015

(M)	All cash and investments, except those referenced in Notes G above, are pledged as collateral under certain debt as described in Note 4 to the Consolidated Financial Statements.

LIBOR or EURIBOR resets monthly (M), quarterly (Q), semiannually (S), or annually (A).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $500,928,009 and $456,059,137 respectively, for the twelve months ended December 31, 2015. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of December 31, 2015 was $1,182,719,039, or 97.1% of total cash and investments of the Company.

Options and swaps at December 31, 2015 were as follows:

Investment	Notional Amount	Fair Value
Interest Rate Cap with Deutsche Bank AG, 4%, expires 5/15/2016	$25,000,000	$—
Euro/US Dollar Cross-Currency Basis Swap with Wells Fargo Bank, N.A., Pay Euros/Receive USD, Expires 3/31/2017	$16,401,467	$3,229,442

See accompanying notes to the consolidated financial statements.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments

December 31, 2014

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Value	% of Total Cash and Investments	Notes
Debt Investments(A)
Accounting, Tax Preparation, Bookkeeping, and Payroll Services
EGS Holdings, Inc.	Holdco PIK Notes	LIBOR (A)	3.00%	10.00%	13.00%	10/3/2018	$57,238	$57,238	$56,237	—
Expert Global Solutions, LLC	Second Lien Term Loan	LIBOR (Q)	1.50%	11.00%	12.50%	10/3/2018	$7,124,902	6,959,593	7,096,403	0.60%
								7,016,831	7,152,640	0.60%

Activities Related to Real Estate
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.00%	3/26/2021	$16,470,084	16,261,549	16,511,259	1.41%

Advertising, Public Relations, and Related Services
Doubleplay III Limited (United Kingdom)	First Lien Facility A1 Term Loan	EURIBOR (Q)	1.25%	6.25%	7.50%	3/18/2018	€13,165,705	16,791,646	15,450,034	1.32%	D/H

Artificial Synthetic Fibers and Filaments Manufacturing
AGY Holding Corp.	Sr Secured Term Loan	Fixed	—	12.00%	12.00%	9/15/2016	$4,869,577	4,869,577	4,869,577	0.41%	B
AGY Holding Corp.	Second Lien Notes	Fixed	—	11.00%	11.00%	11/15/2016	$9,268,000	7,586,318	9,017,764	0.77%	B/E
								12,455,895	13,887,341	1.18%

Basic Chemical Manufacturing
BioAmber, Inc.	Sr Secured Term Loan	LIBOR (M)	0.23%	9.27%	9.50%	12/1/2017	$25,000,000	24,505,108	25,050,000	2.13%
Green Biologics, Inc.	Sr Secured Term Loan	Prime Rate	—	7.75%	11.00%	5/1/2018	$15,000,000	14,503,743	14,730,000	1.25%	L
M&G Chemicals S.A. (Luxembourg)	Sr Secured Term Loan	LIBOR (Q)	0.23%	8.50%	8.73%	3/18/2016	$15,632,077	15,632,077	15,632,077	1.33%	H
PeroxyChem, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	6.50%	7.50%	2/28/2020	$8,932,500	8,783,187	8,932,500	0.76%
VitAG Holdings, LLC	Sr Secured Term Loan	LIBOR (M)	0.23%	10.27%	10.50%	2/1/2018	$7,700,000	7,555,099	7,646,000	0.65%	L
								70,979,214	71,990,577	6.12%

Beverage Manufacturing
Carolina Beverage Group, LLC	Secured Notes	Fixed	—	10.63%	10.63%	8/1/2018	$4,780,000	4,780,000	4,851,700	0.41%	E/G

Business Support Services
Enerwise Global Technologies, Inc.	Sr Secured Revolving Loan	LIBOR (Q)	0.23%	8.52%	8.75%	11/30/2017	$—	(106,405)	(60,000)	(0.01%)
Enerwise Global Technologies, Inc.	Sr Secured Term Loan	LIBOR (Q)	0.23%	9.27%	9.50%	11/30/2019	$17,500,000	17,158,899	17,360,000	1.48%	L
STG-Fairway Acquisitions, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	9.25%	10.50%	8/28/2019	$14,643,455	14,036,428	14,863,107	1.27%
								31,088,922	32,163,107	2.74%

Chemical Manufacturing
Archroma	Term Loan B	LIBOR (Q)	1.25%	8.25%	9.50%	9/30/2018	$19,896,228	19,593,258	19,747,006	1.68%

Communications Equipment Manufacturing
Globecomm Systems, Inc.	First Lien Term Loan	LIBOR (Q)	1.25%	7.63%	8.88%	12/11/2018	$14,850,000	14,701,500	14,656,950	1.25%	B

Computer Equipment Manufacturing
ELO Touch Solutions, Inc.	Second Lien Term Loan	LIBOR (Q)	1.50%	10.50%	12.00%	12/1/2018	$12,000,000	11,638,008	11,520,000	0.98%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2014

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Computer Systems Design and Related Services
Autoalert, LLC	First Lien Term Loan	LIBOR (Q)	0.25%	4.75% Cash + 4% PIK	9.00%	3/31/2019	$30,926,035	$30,399,049	$31,080,665	2.65%
Blue Coat Systems, Inc.	First Lien Revolver	LIBOR (Q)	1.00%	3.50%	4.50%	5/31/2018	$—	(727,290)	(660,240)	(0.06%)	K
Blue Coat Systems, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	6/28/2020	$15,000,000	14,878,125	14,775,000	1.26%
MSC Software Corporation	Second Lien Term Loan	LIBOR (M)	1.00%	7.50%	8.50%	5/29/2021	$11,993,035	11,880,123	11,753,175	1.00%
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan B	LIBOR (Q)	—	8.00%	8.23%	9/3/2018	$2,361,467	2,361,467	2,341,394	0.20%
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan	LIBOR (Q)	—	7.00%	7.23%	9/3/2018	$10,533,333	10,415,821	10,259,467	0.87%
OnX USA, LLC	First Lien Term Loan B	LIBOR (Q)	—	8.00%	8.23%	9/3/2018	$4,722,933	4,722,933	4,682,788	0.40%
OnX USA, LLC	First Lien Term Loan	LIBOR (Q)	—	7.00%	7.23%	9/3/2018	$5,266,667	5,211,626	5,129,733	0.44%
Vistronix, LLC	First Lien Revolver	LIBOR (Q)	0.50%	8.00%	8.50%	12/4/2018	$—	(5,809)	—	0.00%
Vistronix, LLC	First Lien Term Loan	LIBOR (M)	0.50%	8.00%	8.50%	12/4/2018	$6,535,333	6,466,509	6,551,671	0.56%
Websense, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	7.25%	8.25%	12/27/2020	$7,200,000	7,164,000	6,930,000	0.59%
								92,766,554	92,843,653	7.91%

Cut and Sew Apparel Manufacturing
Jones Apparel, LLC	First Lien FILO Term Loan	LIBOR (M)	1.00%	9.60%	10.60%	4/8/2019	$14,329,403	14,202,296	14,429,709	1.23%

Data Processing, Hosting, and Related Services
Asset International, Inc.	Delayed Draw Term Loan	LIBOR (M)	1.00%	7.00%	8.00%	7/31/2020	$—	(42,880)	(29,158)	0.00%	K
Asset International, Inc.	Revolver	LIBOR (M)	1.00%	7.00%	8.00%	7/31/2020	$484,752	475,358	477,885	0.04%
Asset International, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	7.00%	8.00%	7/31/2020	$8,191,755	8,037,946	8,122,125	0.69%
Rightside Group, Ltd.	Second Lien Term Loan	LIBOR (Q)	0.50%	8.75%	9.25%	8/6/2019	$5,000,000	4,042,549	4,775,000	0.41%
The Telx Group, Inc.	Senior Notes	Fixed	—	13.5% PIK	13.50%	7/9/2021	$4,446,651	4,446,651	4,611,177	0.39%	E
United TLD Holdco, Ltd. (Cayman Islands)	Second Lien Term Loan	LIBOR (Q)	0.50%	8.75%	9.25%	8/6/2019	$10,000,000	8,085,098	9,550,000	0.81%	H
								25,044,722	27,507,029	2.34%

Electrical Equipment and Component Manufacturing
NEXTracker, Inc.	Sr Secured Revolver	LIBOR (M)	—	8.00%	8.00%	7/1/2016	$2,500,000	508,086	1,126,250	0.10%
NEXTracker, Inc.	Sr Secured Term Loan	LIBOR (M)	—	9.50%	9.50%	12/16/2016	$2,500,000	2,216,771	2,303,750	0.20%	L
Palladium Energy, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	9.00%	10.00%	12/26/2017	$16,153,317	15,942,351	16,234,084	1.38%
								18,667,208	19,664,084	1.68%

Electrical Equipment Manufacturing
API Technologies Corp.	First Lien Term Loan	LIBOR (Q)	1.50%	7.50%	9.00%	2/6/2018	$6,687,055	6,631,621	6,610,154	0.56%

Fabricated Metal Product Manufacturing
Constellation Enterprises, LLC	First Lien Notes	Fixed	—	10.63%	10.63%	2/1/2016	$2,900,000	2,858,907	2,392,500	0.20%	E

Financial Investment Activities
Institutional Shareholder Services, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	7.50%	8.50%	4/30/2022	$6,471,492	6,411,582	6,374,420	0.54%
Marsico Capital Management	First Lien Term Loan	LIBOR (M)	—	5.00%	5.25%	12/31/2022	$10,500,040	13,220,948	2,274,991	0.19%	I
								19,632,530	8,649,411	0.73%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2014

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Full-Service Restaurants
RM OpCo, LLC	Convertible Second Lien Term Loan Tranche B-1	Fixed	—	8.50%	8.50%	3/30/2018	$1,636,314	$1,614,711	$1,636,314	0.14%	B
RM OpCo, LLC	First Lien Term Loan Tranche A	Fixed	—	7.00%	7.00%	3/21/2016	$3,900,025	3,898,911	3,900,025	0.33%	B
RM OpCo, LLC	Second Lien Term Loan Tranche B	Fixed	—	8.50%	8.50%	3/30/2018	$8,153,188	8,153,188	6,457,325	0.55%	B
RM OpCo, LLC	Second Lien Term Loan Tranche B-1	Fixed	—	8.50%	8.50%	3/30/2018	$2,567,717	2,546,166	2,567,717	0.22%	B
RM OpCo, LLC	Sr Convertible Second Lien Term Loan B	Fixed	—	8.50%	8.50%	3/30/2018	$631,164	631,164	631,164	0.05%	B
								16,844,140	15,192,545	1.29%

Gaming Industries
AP Gaming I, LLC	First Lien Revolver	LIBOR (Q)	—	8.25%	8.41%	12/20/2018	$5,000,000	2,931,716	2,812,500	0.24%
AP Gaming I, LLC	First Lien Term Loan B	LIBOR (Q)	1.00%	8.25%	9.25%	12/20/2020	$14,850,000	14,450,326	14,850,000	1.27%
								17,382,042	17,662,500	1.51%

General Medical and Surgical Hospitals
RegionalCare Hospital Partners, Inc.	Second Lien Term Loan	LIBOR (M)	1.00%	9.50%	10.50%	10/23/2019	$21,017,525	20,729,782	20,964,981	1.79%

Grocery Stores
Bashas, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.50%	7.00%	8.50%	10/8/2019	$10,632,845	10,592,167	10,616,895	0.90%
The Great Atlantic & Pacific Tea Company, Inc.	Term Loan Tranche B	LIBOR (M)	1.00%	8.85%	9.85%	9/17/2019	$20,966,890	20,619,519	20,945,923	1.78%
								31,211,686	31,562,818	2.68%
Insurance Carriers
Acrisure, LLC	Second Lien Additional Notes	LIBOR (Q)	1.00%	10.50%	11.50%	3/31/2020	$2,520,198	2,391,227	2,527,200	0.22%
Acrisure, LLC	Second Lien Notes	LIBOR (Q)	1.00%	10.50%	11.50%	3/31/2020	$29,288,298	28,725,701	29,317,586	2.50%
US Apple Holdco, LLC	First Lien Term Loan	LIBOR (Q)	0.50%	11.50%	12.00%	8/29/2019	$20,000,000	19,247,507	19,940,000	1.70%
								50,364,435	51,784,786	4.42%

Insurance Related Activities
Confie Seguros Holding II Co.	Second Lien Term Loan	LIBOR (M)	1.25%	9.00%	10.25%	5/8/2019	$7,861,809	7,776,100	7,859,372	0.67%

Lessors of Nonfinancial Intangible Assets
ABG Intermediate Holdings 2, LLC	Second Lien Term Loan	LIBOR (S)	1.00%	8.00%	9.00%	5/27/2022	$15,990,714	15,838,253	16,110,644	1.37%

Lessors of Real Estate
Hunt Companies, Inc.	Senior Secured Notes	Fixed	—	9.63%	9.63%	3/1/2021	$13,084,000	12,935,462	13,476,520	1.15%	E/G

Management, Scientific, and Technical Consulting Services
Dodge Data & Analytics, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.75%	9.75%	10/31/2019	$27,923,077	27,174,478	27,853,269	2.37%

Merchant Wholesalers
Envision Acquisition Company, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.75%	9.75%	11/4/2021	$9,079,011	8,914,869	9,044,964	0.77%

Motion Picture and Video Industries
CORE Entertainment, Inc.	First Lien Term Loan	Fixed	—	9.00%	9.00%	6/21/2017	$9,462,231	9,402,044	8,203,755	0.70%
CORE Entertainment, Inc.	Second Lien Term Loan	Fixed	—	13.50%	13.50%	6/21/2018	$7,569,785	7,518,166	6,233,718	0.53%
								16,920,210	14,437,473	1.23%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2014

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Newspaper, Periodical, Book, and Directory Publishers
MediMedia USA, Inc.	First Lien Revolver	LIBOR (Q)	—	6.75%	6.99%	5/20/2018	$3,875,000	$3,065,963	$3,596,543	0.31%
MediMedia USA, Inc.	First Lien Term Loan	LIBOR (Q)	1.25%	6.75%	8.00%	11/20/2018	$9,591,911	9,372,798	9,376,093	0.80%
								12,438,761	12,972,636	1.11%

Nondepository Credit Intermediation
Caribbean Financial Group (Cayman Islands)	Sr Secured Notes	Fixed	—	11.50%	11.50%	11/15/2019	$10,000,000	9,846,274	10,300,000	0.88%	E/G/H
Trade Finance Funding I, Ltd. (Cayman Islands)	Secured Class B Notes	Fixed	—	10.75%	10.75%	11/13/2018	$15,084,000	15,084,000	15,008,580	1.28%	E/H
								24,930,274	25,308,580	2.16%

Nonscheduled Air Transportation
One Sky Flight, LLC	Second Lien Term Loan	Fixed	—	12% Cash + 3% PIK	15.00%	6/3/2019	$18,660,646	17,417,637	19,220,465	1.64%

Oil and Gas Extraction
Jefferson Gulf Coast Energy Partners, LLC	First Lien Term Loan B	LIBOR (M)	1.00%	8.00%	9.00%	2/27/2018	$14,962,500	14,824,074	14,289,188	1.22%
MD America Energy, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	8/4/2019	$10,000,000	9,533,785	9,600,000	0.82%
								24,357,859	23,889,188	2.04%

Other Information Services
TCH-2 Holdings, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	7.75%	8.75%	11/6/2021	$19,988,392	19,704,946	19,288,799	1.64%

Other Telecommunications
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	7.75%	9.00%	4/30/2021	$14,000,000	13,860,000	13,790,000	1.17%

Petroleum and Coal Products Manufacturing
Boomerang Tube, LLC	Second Lien Term Loan	LIBOR (Q)	1.50%	9.50%	11.00%	10/11/2017	$3,825,453	3,778,669	3,318,581	0.28%

Plastics Products Manufacturing
Iracore International, Inc.	Sr Secured Notes	Fixed	—	9.50%	9.50%	6/1/2018	$13,600,000	13,600,000	8,194,000	0.70%	E/G

Radio and Television Broadcasting
SiTV, Inc.	Sr Secured Notes	Fixed	—	10.38%	10.38%	7/1/2019	$7,312,000	7,312,000	6,818,440	0.58%	E/G
The Tennis Channel, Inc.	First Lien Term Loan	LIBOR (Q)	—	8.50%	8.75%	5/29/2017	$18,250,825	17,914,285	18,369,455	1.56%
								25,226,285	25,187,895	2.14%

Retail
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.00%	10.40%	11.40%	9/25/2017	$10,590,909	10,434,633	10,643,863	0.91%
Connexity, Inc.	Second Lien Term Loan	LIBOR (Q)	—	12.50%	12.73%	3/31/2016	$6,630,353	6,536,895	6,600,516	0.56%
Shop Holding, LLC	Convertible Promissory Note	Fixed	—	5.00%	5.00%	8/5/2015	$73,140	73,140	67,691	0.01%	E
								17,044,668	17,312,070	1.48%

Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Sr Secured Notes	Fixed	—	10.00%	10.00%	10/1/2019	$9,914,000	9,914,000	9,492,655	0.81%	E/G/H

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2014

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Scheduled Air Transportation
Aircraft Leased to Delta Air Lines, Inc.
N913DL	Aircraft Secured Mortgage	Fixed	—	8.00%	8.00%	3/15/2017	$205,106	$205,106	$209,168	0.02%	F
N918DL	Aircraft Secured Mortgage	Fixed	—	8.00%	8.00%	8/15/2018	$313,694	313,694	320,440	0.03%	F
N954DL	Aircraft Secured Mortgage	Fixed	—	8.00%	8.00%	3/20/2019	$429,007	429,007	437,679	0.04%	F
N955DL	Aircraft Secured Mortgage	Fixed	—	8.00%	8.00%	6/20/2019	$451,165	451,165	460,258	0.04%	F
N956DL	Aircraft Secured Mortgage	Fixed	—	8.00%	8.00%	5/20/2019	$448,792	448,792	457,902	0.04%	F
N957DL	Aircraft Secured Mortgage	Fixed	—	8.00%	8.00%	6/20/2019	$455,112	455,112	464,283	0.04%	F
N959DL	Aircraft Secured Mortgage	Fixed	—	8.00%	8.00%	7/20/2019	$461,378	461,378	470,601	0.04%	F
N960DL	Aircraft Secured Mortgage	Fixed	—	8.00%	8.00%	10/20/2019	$483,873	483,873	493,258	0.04%	F
N961DL	Aircraft Secured Mortgage	Fixed	—	8.00%	8.00%	8/20/2019	$475,489	475,489	484,908	0.04%	F
N976DL	Aircraft Secured Mortgage	Fixed	—	8.00%	8.00%	2/15/2018	$308,103	308,103	314,588	0.03%	F
Aircraft Leased to United Airlines, Inc.
N659UA	Aircraft Secured Mortgage	Fixed	—	12.00%	12.00%	2/28/2016	$1,582,136	1,582,136	1,659,003	0.14%	F
N661UA	Aircraft Secured Mortgage	Fixed	—	12.00%	12.00%	5/4/2016	$1,788,182	1,788,181	1,899,950	0.16%	F
Mesa Air Group, Inc.	Acquisition Delayed Draw Loan	LIBOR (M)	—	7.25%	N/A	7/15/2022	$—	(271,500)	(135,750)	(0.01%)	K
Mesa Air Group, Inc.	Acquisition Loan	LIBOR (M)	—	7.25%	7.44%	7/15/2022	$17,810,658	17,469,814	17,632,552	1.50%
								24,600,350	25,168,840	2.15%

Scientific Research and Development Services
BPA Laboratories, Inc.	Senior Secured Notes	Fixed	—	12.25%	12.25%	4/1/2017	$38,932,000	39,001,750	41,754,570	3.56%	E/G

Semiconductor and Other Electronic Component Manufacturing
Soraa, Inc.	Sr Secured Term Loan	LIBOR (M)	0.23%	10.27%	10.50%	9/1/2017	$22,500,000	21,822,817	21,633,750	1.84%	L
SunEdison, Inc.	Senior Secured Letters of Credit	Fixed	—	3.75%	N/A	2/28/2017	$—	(1,031,717)	(750,340)	(0.06%)	J/K
								20,791,100	20,883,410	1.78%

Software Publishers
Acronis International GmbH (Switzerland)	First Lien Term Loan	LIBOR (Q)	1.00%	13.00%	14.00%	2/21/2017	$30,634,068	30,429,609	28,949,194	2.47%	H
ArcServe (USA), LLC	Second Lien Term Loan	LIBOR (Q)	0.50%	8.50%	9.00%	1/31/2020	$30,000,000	29,439,740	30,015,000	2.57%
BlackLine Systems, Inc.	First Lien Term Loan	LIBOR (Q)	1.50%	0.4% Cash + 7.6% PIK	9.50%	9/25/2018	$13,577,457	12,859,373	13,781,119	1.17%
Coreone Technologies, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	3.75% Cash + 5% PIK	9.75%	9/4/2018	$14,257,231	14,028,252	13,865,157	1.18%
Deltek, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	8.75%	10.00%	10/10/2019	$15,000,000	14,831,408	15,099,975	1.29%
Edmentum, Inc.	Second Lien Term Loan	LIBOR (Q)	1.50%	9.75%	11.25%	5/17/2019	$21,500,000	21,361,215	11,287,500	0.96%
								122,949,597	112,997,945	9.64%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2014

Issuer	Instrument	Ref		Floor	Spread	Total Coupon	Maturity	Principal or Shares	Cost	Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Specialty Hospitals
Bioventus, LLC	Second Lien Term Loan	LIBOR (Q	)	1.00%	10.00%	11.00%	4/10/2020	$11,000,000	$10,786,339	$10,945,000	0.93%
UBC Healthcare Analytics, Inc.	First Lien Term Loan	LIBOR (Q	)	1.00%	9.00%	10.00%	7/1/2018	$4,401,081	4,379,076	4,390,078	0.37%
									15,165,415	15,335,078	1.30%

Structured Note Funds
Magnolia Finance V plc (Cayman Islands)	Asset-Backed Credit Linked Notes	Fixed		—	13.13%	13.13%	8/2/2021	$15,000,000	15,000,000	15,123,000	1.29%	E/H

Textile Furnishings Mills
Lexmark Carpet Mills, Inc.	First Lien Term Loan	LIBOR (Q	)	1.00%	10.00%	11.00%	12/19/2019	$25,000,000	25,000,000	24,925,000	2.12%

Utility System Construction
Kawa Solar Holdings Limited	Revolving Credit Facility	Fixed		—	8.00%	8.00%	7/2/2017	$25,000,000	25,000,000	25,000,000	2.13%

Wired Telecommunications Carriers
Alpheus Communications, LLC	Delayed Draw Term Loan	LIBOR (Q	)	1.00%	6.92%	7.92%	5/31/2018	$372,616	361,456	371,494	0.03%
Alpheus Communications, LLC	First Lien FILO Term Loan	LIBOR (Q	)	1.00%	6.92%	7.92%	5/31/2018	$8,145,022	8,064,048	8,136,877	0.70%
Integra Telecom Holdings, Inc.	Second Lien Term Loan	LIBOR (Q	)	1.25%	8.50%	9.75%	2/22/2020	$15,000,000	14,737,750	14,943,750	1.28%
									23,163,254	23,452,121	2.01%

Wireless Telecommunications Carriers
Gogo, LLC	First Lien Term Loan	LIBOR (Q	)	1.50%	9.75%	11.25%	6/21/2017	$19,083,140	18,579,398	19,655,634	1.67%
Gogo, LLC	First Lien Term Loan B-2	LIBOR (Q	)	1.00%	6.50%	7.50%	3/21/2018	$5,510,950	5,414,893	5,345,622	0.46%
									23,994,291	25,001,256	2.13%
Total Debt Investments									1,128,140,974	1,113,593,115	94.87%

Equity Securities
Architectural, Engineering, and Related Services
Alion Science & Technology Corporation	Warrants							300	—	3	—	C

Basic Chemical Manufacturing
Green Biologics, Inc.	Warrants to Purchase Stock							376,147	272,594	276,882	0.02	C/E

Business Support Services
Findly Talent, LLC	Membership Units							708,229	230,938	162,184	0.01%	C/E
STG-Fairway Holdings, LLC	Class A Units							841,479	943,287	2,917,492	0.25%	C/E
									1,174,225	3,079,676	0.26%
Communications Equipment Manufacturing
Wasserstein Cosmos Co-Invest, L.P.	Limited Partnership Units							5,000,000	5,000,000	4,175,000	0.36%	B/C/E

Data Processing, Hosting, and Related Services
Anacomp, Inc.	Class A Common Stock							1,255,527	26,711,048	916,535	0.08%	C/E/F
Rightside Group, Ltd.	Warrants							498,855	2,778,622	693,748	0.06%	C/E
									29,489,670	1,610,283	0.14%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2014

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Shares	Cost	Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Electrical Equipment and Component Manufacturing
NEXTracker, Inc.	Series B Preferred Stock						268,817	$999,999	$999,999	0.09%	C/E
NEXTracker, Inc.	Warrants to Purchase Stock						357,022	370,118	385,013	0.03%	C/E
								1,370,117	1,385,012	0.12%

Financial Investment Activities
Marsico Holdings, LLC	Common Interest Units						168,698	172,694	16,870	—	C/E/I

Full-Service Restaurants
RM Holdco, LLC	Equity Participation						24	—	792	—	B/C/E
RM Holdco, LLC	Membership Units						13,161,000	2,010,777	—	—	B/C/E
								2,010,777	792	—

Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing
Precision Holdings, LLC	Class C Membership Interest						33	—	1,469	—	C/E

Nonmetallic Mineral Mining and Quarrying
EPMC HoldCo, LLC	Membership Units						1,312,720	—	682,614	0.06%	B/E

Nonscheduled Air Transportation
Flight Options Holdings I, Inc.	Warrants to Purchase Common Stock						1,843	1,274,000	3,311,430	0.28%	C/E

Radio and Television Broadcasting
SiTV, Inc.	Warrants to Purchase Common Stock						233,470	300,322	331,527	0.03%	C/E

Retail
Shop Holding, LLC	Class A Units						507,167	480,049	379,665	0.03%	C/E
Shop Holding, LLC	Warrants to Purchase Class A Units						326,691	—	3	—	C/E
								480,049	379,668	0.03%

Scheduled Air Transportation
Aircraft Leased to Delta Air Lines, Inc.
N913DL	Trust Beneficial Interests						1,009	87,287	117,497	0.01%	E/F
N918DL	Trust Beneficial Interests						829	94,907	135,890	0.01%	E/F
N954DL	Trust Beneficial Interests						775	110,643	72,604	0.01%	E/F
N955DL	Trust Beneficial Interests						749	109,549	111,010	0.01%	E/F
N956DL	Trust Beneficial Interests						756	109,486	106,801	0.01%	E/F
N957DL	Trust Beneficial Interests						749	110,163	107,682	0.01%	E/F
N959DL	Trust Beneficial Interests						743	110,838	108,579	0.01%	E/F
N960DL	Trust Beneficial Interests						726	113,477	107,865	0.01%	E/F
N961DL	Trust Beneficial Interests						737	112,742	102,826	0.01%	E/F
N976DL	Trust Beneficial Interests						883	97,111	102,006	0.01%	E/F

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2014

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Shares	Cost	Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Scheduled Air Transportation (continued)
Aircraft Leased to United Airlines, Inc.
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests						525	$2,548,939	$3,177,822	0.27%	E/F
United N661UA-767, LLC (N661UA)	Trust Beneficial Interests						509	2,495,032	3,078,923	0.26%	E/F
								6,100,174	7,329,505	0.63%

Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing
KAGY Holding Company, Inc.	Series A Preferred Stock						9,778	1,091,200	121,975	0.01%	B/C/E

Semiconductor and Other Electronic Component Manufacturing
Ichor Systems Holdings, LLC	Membership Units						352	—	229,504	0.02%	C/E
Soraa, Inc.	Warrants to Purchase Common Stock						315,000	408,987	—	—	C/E
								408,987	229,504	0.02%

Software Publishers
Blackline Intermediate, Inc.	Warrants to Purchase Common Stock						1,232,731	522,678	789,441	0.07%	C/E

Wired Telecommunications Carriers
Integra Telecom, Inc.	Common Stock						1,274,522	8,433,885	5,295,511	0.44%	C/E
Integra Telecom, Inc.	Warrants						346,939	19,920	226,482	0.02%	C/E
V Telecom Investment S.C.A. (Luxembourg)	Common Shares						1,393	3,236,256	3,699,127	0.32%	C/D/E/H
								11,690,061	9,221,120	0.78%
Total Equity Securities								61,357,548	32,942,771	2.81%
Total Investments								1,189,498,522	1,146,535,886

Cash and Cash Equivalents
Union Bank of California	Commercial Paper	Fixed	—	0.03%		1/2/2015			6,999,994	0.60%
Cash Denominated in Foreign Currencies									192,187	0.02%
Cash Held on Account at Various Institutions									20,076,611	1.70%
Cash and Cash Equivalents									27,268,792	2.32%
Total Cash and Investments									$1,173,804,678	100.00%	M

Notes to Consolidated Schedule of Investments:

(A)	Investments in bank debt generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.
(B)	Non-controlled affiliate – as defined under the Investment Company Act of 1940 (ownership of between 5% and 25% of the outstanding voting securities of this issuer). See Consolidated Schedule of Changes in Investments in Affiliates.

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

See accompanying notes to the consolidated financial statements.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Statements of Operations

	Year Ended December 31,
	2015	2014	2013

Investment income
Interest income:
Companies less than 5% owned	$135,518,703	$94,632,495	$60,323,117
Companies 5% to 25% owned	5,932,861	5,394,075	5,445,021
Companies more than 25% owned	560,989	896,695	1,210,926
Dividend income:
Companies 5% to 25% owned	—	1,968,748	—
Lease income:
Companies 5% to 25% owned	1,352,797	320,277	420,375
Companies more than 25% owned	—	1,014,053	701,239
Other income:
Companies less than 5% owned	3,349,659	2,328,980	1,470,116
Companies 5% to 25% owned	—	26,125	38,252
Total investment income	146,715,009	106,581,448	69,609,046

Operating expenses
Management and advisory fees	18,593,660	13,646,064	8,820,229
Interest and other debt expenses	12,125,830	6,197,090	2,339,447
Administrative expenses	1,600,477	1,421,863	849,228
Legal fees, professional fees and due diligence expenses	1,175,657	953,284	400,039
Custody fees	296,555	225,754	146,360
Insurance expense	251,405	192,168	126,237
Director fees	213,411	239,107	192,410
Other operating expenses	1,112,893	557,020	394,873
Total operating expenses	35,369,888	23,432,350	13,268,823
Net investment income	111,345,121	83,149,098	56,340,223

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in companies less than 5% owned	(7,077,393)	(16,370,638)	(40,379,889)
Investments in companies 5% to 25% owned	(10,613,422)	(4,748,229)	(7,004,857)
Investments in companies more than 25% owned	19,167	—	—
Net realized loss	(17,671,648)	(21,118,867)	(47,384,746)
Change in net unrealized appreciation/depreciation	(4,733,463)	(6,185,711)	56,456,107
Net realized and unrealized gain (loss)	(22,405,111)	(27,304,578)	9,071,361
Net increase in net assets from operations	88,940,010	55,844,520	65,411,584
Gain on repurchase of Series A preferred interests	1,675,000	—	—
Dividends on Series A preferred equity facility	(1,251,930)	(1,444,634)	(1,516,585)
Net change in accumulated dividends on Series A preferred equity facility	497,790	6,462	22,033
Net increase in net assets applicable to common limited and general partners resulting from operations	$89,860,870	$54,406,348	$63,917,032

See accompanying notes to the consolidated financial statements.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Statements of Changes in Net Assets

	Year Ended December 31, 2015
	Total	Common Limited Partner	General Partner
Net assets applicable to common limited and general partners, beginning of year	$833,816,090	$833,816,090	$—

Contributions from common limited partner	2,301,407	2,301,407	—

Net investment income	111,345,121	91,244,559	20,100,562
Net realized loss	(17,671,648)	(17,671,648)	—
Change in net unrealized appreciation/depreciation	(4,733,463)	(4,733,463)	—
Gain on repurchase of Series A preferred interests	1,675,000	1,675,000	—
Dividends paid on preferred equity facility	(1,251,930)	(1,001,544)	(250,386)
Net change in accumulated dividends on preferred equity facility	497,790	398,232	99,558
Net increase in net assets applicable to common limited and general partners resulting from operations	89,860,870	69,911,136	19,949,734

Distributions to common limited and general partners from:
Net investment income	(98,522,766)	(78,573,032)	(19,949,734)

Net assets applicable to common limited and general partners, end of period (including accumulated net investment income of $25,141,636 in the account of the Common Limited Partner)	$827,455,601	$827,455,601	$—
	Year Ended December 31, 2014
	Total	Common Limited Partner	General Partner
Net assets applicable to common limited and general partners, beginning of year	$552,263,625	$551,095,042	$1,168,583

Contributions from common limited partner	312,201,570	312,201,570	—

Net investment income	83,149,098	67,690,585	15,458,513
Net realized loss	(21,118,867)	(20,215,019)	(903,848)
Change in net unrealized appreciation/depreciation	(6,185,711)	(5,920,975)	(264,736)
Dividends paid on preferred equity facility	(1,444,634)	(1,155,707)	(288,927)
Net change in accumulated dividends on preferred equity facility	6,462	5,170	1,292
Net increase in net assets applicable to common limited and general partners resulting from operations	54,406,348	40,404,054	14,002,294

Distributions to common limited and general partners from:
Net investment income	(85,055,453)	(69,884,576)	(15,170,877)

Net assets applicable to common limited and general partners, end of period (including accumulated net investment income of $22,994,510 in the account of the Common Limited Partner)	$833,816,090	$833,816,090	$—

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Statements of Changes in Net Assets

	Year Ended December 31, 2013
	Total	Common Limited Partner	General Partner
Net assets applicable to common limited and general partners, beginning of year	$317,209,574	$317,209,574	$—

Contributions from common limited partner	225,201,350	225,201,350	—

Net investment income	56,340,223	45,474,169	10,866,054
Net realized loss	(47,384,746)	(37,907,797)	(9,476,949)
Net change in unrealized appreciation/depreciation	56,456,107	45,164,886	11,291,221
Dividends paid on preferred equity facility	(1,516,585)	(1,213,268)	(303,317)
Net change in accumulated dividends on preferred equity facility	22,033	17,626	4,407
Net increase in net assets applicable to common limited and general partners resulting from operations	63,917,032	51,535,616	12,381,416

Distributions to common limited and general partners from:
Net investment income	(53,418,640)	(42,851,498)	(10,567,142)
Realized gains	(645,691)	—	(645,691)

Net assets applicable to common limited and general partners, end of period (including accumulated net investment income of $26,850,149, $26,499,634 and $350,515, respectively)	$552,263,625	$551,095,042	$1,168,583

See accompanying notes to the consolidated financial statements.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net increase in net assets applicable to common limited and general partners from operations	$89,860,870	$54,406,348	$63,917,032
Adjustments to reconcile net increase in net assets applicable to common limited and general partners resulting from operations to provided by (used in) operating activities:
Net realized loss	17,671,648	21,118,867	47,384,746
Change in net unrealized appreciation/depreciation of investments	4,329,373	6,085,664	(55,997,304)
Gain on repurchase of Series A preferred interests	(1,675,000)	—	—
Dividends paid on Series A preferred equity facility	1,251,930	1,444,634	1,516,585
Net change in accumulated dividends on Series A preferred equity facility	(497,790)	(6,462)	(22,033)
Accretion of original issue discount on investments	(14,963,453)	(4,843,641)	(2,017,458)
Net accretion of market discount/premium	(63,868)	(1,162,316)	(2,007,794)
Interest and dividend income paid in kind	(6,810,980)	(6,045,878)	(2,620,046)
Amortization of deferred debt issuance costs	1,549,655	1,553,553	852,618
Changes in assets and liabilities:
Purchases of investment securities	(494,117,029)	(663,469,748)	(468,467,273)
Proceeds from sales, maturities and pay downs of investments	456,059,137	266,008,974	235,641,665
Decrease (increase) in accrued interest income - companies less than 5% owned	379,473	(2,939,648)	(2,243,204)
Decrease (increase) in accrued interest income - companies 5% to 25% owned	(487,319)	161,074	67,573
Decrease (increase) in accrued interest income - companies more than 25% owned	(780)	13,241	11,833
Decrease (increase) in receivable for investments sold	10,961,369	(7,355,405)	4,121,451
Increase in prepaid expenses and other assets	(46,606)	(1,277,250)	(398,159)
Increase (decrease) in payable for investments purchased	4,375,896	(12,657,424)	(7,107,877)
Increase in interest payable	1,400,277	832,095	311,736
Increase (decrease) in payable to the Advisor	(68,100)	41,489	239,222
Increase (decrease) in payable to parent	(1,031,498)	499,781	531,717
Increase in accrued expenses and other liabilities	7,577	417,582	420,314
Net cash provided by (used in) operating activities	68,084,782	(347,174,470)	(185,864,656)

Financing activities
Borrowings	511,300,000	563,500,000	283,000,000
Repayments of debt	(338,000,000)	(435,500,000)	(262,000,000)
Repurchase of Series A preferred interests	(132,325,000)	—	—
Payments of debt issuance costs	(4,130,414)	(3,226,543)	(3,125,685)
Dividends paid on Series A preferred equity facility	(1,251,930)	(1,444,634)	(1,516,585)
Dividends paid to common limited partner	(78,573,032)	(69,884,576)	(42,851,498)
Distributions of incentive allocation to the General Partner	(19,045,170)	(14,186,737)	(7,893,933)
Contributions from the common limited partner	2,301,407	312,201,570	225,201,350
Net cash provided by (used in) financing activities	(59,724,139)	351,459,080	190,813,649

Net increase in cash and cash equivalents	8,360,643	4,284,610	4,948,993
Cash and cash equivalents at beginning of year	27,268,792	22,984,182	18,035,189
Cash and cash equivalents at end of year	$35,629,435	$27,268,792	$22,984,182

Supplemental cash flow information
Interest payments	$8,020,802	$2,925,946	$352,084

See accompanying notes to the consolidated financial statements.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015

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

Investment operations are conducted either directly in the Partnership or in one of the Partnership’s wholly owned subsidiaries, TCPC Funding I, LLC, a Delaware limited liability company (“TCPC Funding”) and TCPC SBIC, LP, a Delaware limited partnership (the “SBIC”). The SBIC was organized in June 2013, and, on April 22, 2014, received a license from the United States Small Business Administration (the “SBA”) to operate as a small business investment company under the provisions of Section 301(c) of the Small Business Investment Act of 1958. The Partnership, TCPC Funding, and the SBIC invest primarily in the debt of middle-market companies, including senior secured loans, junior loans, mezzanine debt and bonds. Such investments may include an equity component, and, to a lesser extent, the Partnership, TCPC Funding, and the SBIC may make equity investments directly. The Partnership, TCPC Funding, and the SBIC have elected to be treated as partnerships for U.S. federal income tax purposes. TCP Capital Corp. (“TCPC”) owns the entire common limited partner interest in the Partnership. TCPC has also elected to be treated as a business development company under the 1940 Act.

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

Partnership management consists of the General Partner and the board of directors. The General Partner directs and executes the day-to-day operations of the Partnership subject to oversight from the board of directors, which performs certain functions required by the 1940 Act. The board of directors has delegated investment management of the Partnership’s assets to the Advisor. The board of directors consists of six persons, four of whom are independent.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Partnership include the accounts of the Partnership, TCPC Funding and the SBIC and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The Partnership is an investment company following accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. The Partnership has consolidated the results of its wholly owned subsidiaries in its consolidated financial statements in accordance with ASC Topic 946. All intercompany account balances and transactions have been eliminated in consolidation. The following is a summary of the significant accounting policies of the Partnership.

Reclassifications

Certain prior period amounts in the Statement of Operations relating to interest expense, amortization of deferred debt issuance costs and commitment fees have been reclassified into “interest and other debt expenses” to conform to the current period presentation.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies – (continued)

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well the reported amounts of revenues and expenses during the reporting periods presented. Although management believes these estimates and assumptions to be reasonable, actual results could differ from those estimates and differences could be material.

Investment Valuation

Management values investments at fair value in accordance with GAAP, based upon the principles and methods of valuation set forth in policies adopted by the board of directors. Fair value is generally defined as the amount for which an investment would be sold in an orderly transaction between market participants at the measurement date.

All investments are valued at least quarterly based on affirmative pricing or quotations from independent third-party sources, with the exception of investments priced directly by the Advisor which together comprise, in total, less than 5% of the capitalization of the Partnership. Investments listed on a recognized exchange or market quotation system, whether U.S. or foreign, are valued using the closing price on the date of valuation. Investments not listed on a recognized exchange or market quotation system, but for which reliable market quotations are readily available are valued using prices provided by a nationally recognized pricing service or by using quotations from broker-dealers.

Investments for which market quotations are either not readily available or are determined to be unreliable are priced at fair value using affirmative valuations performed by independent valuation services approved by the board of directors or, for investments aggregating less than 5% of the total capitalization of the Partnership, using valuations determined directly by the Advisor. Such valuations are determined under a documented valuation policy that has been reviewed and approved by the board of directors.

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

Fair valuations of investments in each asset class are determined using one or more methodologies including the market approach, income approach, or, in the case of recent investments, the cost approach, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies – (continued)

identical or comparable assets. Such information may include observed multiples of earnings and/or revenues at which transactions in securities of comparable companies occur, with appropriate adjustments for differences in company size, operations or other factors affecting comparability.

The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present value amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. The discount rates used for such analyses reflect market yields for comparable investments, considering such factors as relative credit quality, capital structure, and other factors.

In following these approaches, the types of factors that may be taken into account also include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, merger and acquisition comparables, comparable costs of capital, the principal market in which the investment trades and enterprise values, among other factors.

Investments may be categorized based on the types of inputs used in valuing such investments. The level in the GAAP valuation hierarchy in which an investment falls is based on the lowest level input that is significant to the valuation of the investment in its entirety. Transfers between levels are recognized as of the beginning of the reporting period.

At December 31, 2015, the Partnership’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$—	$—	$—
2	Other direct and indirect observable market inputs*	92,311,257	39,817,757	—
3	Independent third-party valuation sources that employ significant unobservable inputs	907,967,337	89,314,530	49,956,123,
3	Advisor valuations with significant unobservable inputs	1,124,504	—	2,428,217
Total		$1,001,403,098	$129,132,287	$52,384,340
*	For example, quoted prices in inactive markets or quotes for comparable investments

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2015 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.)
Bank Debt	$715,701,737	Income approach	Discount rate	4.2% − 18.9% (11.8%)
	140,033,088	Market quotations	Indicative bid/ask quotes	1 − 5 (1)
	36,550,712	Market comparable companies	Revenue multiples	0.3x – 4.5x (2.2x)
	16,806,304	Market comparable companies	EBITDA multiples	3.3x – 11.5x (7.8x)
Other Corporate Debt	80,046,530	Market quotations	Indicative bid/ask quotes	1 (1)
	9,268,000	Market comparable companies	EBITDA multiples	7.3x (7.3x)
Equity	7,908,649	Income approach	Discount rate	5.9% − 26.2% (8.0%)
	15,827,563	Market quotations	Indicative bid/ask quotes	1 − 2 (1)
	3,212,249	Market comparable companies	Revenue multiples	0.3x – 6.0x (3.2x)
	25,435,879	Market comparable companies	EBITDA multiples	4.4x – 11.5x (6.8x)
$1,050,790,711

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies – (continued)

Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease

Changes in investments categorized as Level 3 during the year ended December 31, 2015 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$840,538,179	$56,621,975	$30,618,142
Net realized and unrealized gains (losses)	(28,968,245)	(791,712)	15,282,086
Acquisitions*	531,073,121	1,200,149	15,292,847
Dispositions	(412,262,543)	(7,263,190)	(11,236,952)
Transfers out of Level3†	(36,143,175)	(16,311,094)	—
Transfers into Level3‡	13,730,000	51,247,224	—
Reclassifications within Level3§	—	4,611,178	—
Ending balance	$907,967,337	$89,314,530	$49,956,123
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(22,211,825)	$(683,384)	$9,375,525
*	Includes payments received in kind
†	Comprised of five investments that transferred to Level 2 due to increased observable market activity
‡	Comprised of three investments that transferred from Level 2 due to reduced trading volumes
§	Comprised of one investment that reclassified from Advisor Valuation
	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$—	$4,611,178	$2,324,629
Net realized and unrealized losses	134,445	—	104,805
Acquisitions*	1,725,244	—	—
Dispositions	(735,185)	—	(1,217)
Reclassifications within Level 3†	—	(4,611,178)	—
Ending balance	$1,124,504	$—	$2,428,217
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$134,445	$—	$333,095
*	Includes payments received in kind
†	Comprised of one investment that reclassified to Independent Third-Party Valuation

There were no transfers between Level 1 and 2 during the year ended December 31, 2015.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies – (continued)

At December 31, 2014, the Partnership’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$—	$—	$—
2	Other direct and indirect observable market inputs*	131,946,338	79,875,445	—
3	Independent third-party valuation sources that employ significant unobservable inputs	840,538,179	56,621,975	30,618,142
3	Advisor valuations with significant unobservable inputs	—	4,611,178	2,324,629
Total		$972,484,517	$141,108,598	$32,942,771
*	For example, quoted prices in inactive markets or quotes for comparable investments

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2014 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.)
Bank Debt	$600,260,796	Income approach	Discount rate	4.2% − 21.4% (11.8%)
	213,981,543	Market quotations	Indicative bid/ask quotes	1 − 2 (1)
	15,192,545	Market comparable companies	Revenue multiples	0.4x (0.4x)
	11,103,295	Market comparable companies	EBITDA multiples	6.5x − 7.8x (7.0x)
Other Corporate Debt	67,691	Income approach	Discount rate	19.8% (19.8%)
	47,536,522	Market quotations	Indicative bid/ask quotes	1 − 6 (2)
	13,628,940	Market comparable companies	EBITDA multiples	7.8x – 10.5x (8.7x)
Equity	7,329,504	Income approach	Discount rate	6.0% − 18.0% (7.7%)
	4,463,532	Market quotations	Indicative bid/ask quotes	1 − 2 (1)
	916,535	Market comparable companies	Revenue multiples	0.4x − 1.1x (1.1x)
	20,233,200	Market comparable companies	EBITDA multiples	4.6x – 8.0x (6.6x)
$934,714,103

Changes in investments categorized as Level 3 during the year ended December 31, 2014 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$515,953,643	$53,334,634	$36,066,746
Net realized and unrealized gains (losses)	(16,044,779)	(6,935,629)	(2,582,999)
Acquisitions*	567,677,189	7,470,587	7,136,219
Dispositions	(171,906,580)	(22,549,239)	(9,646,950)
Transfers out of Level 3†	(59,202,094)	—	—
Transfers into Level 3‡	—	25,301,622	—
Reclassifications within Level 3§	4,060,800	—	(354,874)
Ending balance	$840,538,179	$56,621,975	$30,618,142
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(8,158,271)	$(5,915,319)	$(779,140)
*	Includes payments received in kind
†	Comprised of six investments that transferred to Level 2 due to increased observable market activity
‡	Comprised of two investments that transferred from Level 2 due to reduced trading volumes
§	Comprised of one investment that reclassified from Advisor Valuation and one that reclassified to Advisor Valuation

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies – (continued)

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$4,060,800	$7,631,335	$2,837,707
Net realized and unrealized losses	—	(506,374)	(101,443)
Acquisitions*	—	4,585,133	230,939
Dispositions	—	(7,098,916)	(997,448)
Reclassifications within Level 3†	(4,060,800)	—	354,874
Ending balance	$—	$4,611,178	$2,324,629
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$164,526	$(1,098,891)
*	Includes payments received in kind
†	Comprised of one investment that reclassified to Independent Third-Party Valuation and one that reclassified from Independent Third-Party Valuation

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

Foreign Investments

The Partnership may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 1.4% and 1.7% of total investments at December 31, 2015 and December 31, 2014, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at December 31, 2015 and December 31, 2014 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies,

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies – (continued)

when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

Derivatives

In order to mitigate certain currency exchange and interest rate risks, the Partnership has entered into certain swap and option transactions. All derivatives are reported at their gross amounts as either assets or liabilities in the Consolidated Statements of Assets and Liabilities. The transactions entered into are accounted for using the mark-to-market method with the resulting change in fair value recognized in earnings for the current period. Risks may arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts and from unanticipated movements in interest rates and the value of foreign currency relative to the U.S. dollar. The Partnership is required under the terms of its derivative agreement to pledge assets as collateral to secure its obligation under the derivatives. As of December 31, 2015, $0.5 million of cash was pledged as collateral under the Partnership’s derivative instruments, and was included in cash and cash equivalents in the Consolidated Statements of Assets and Liabilities.

The Partnership did not enter into any new derivative transactions during the year ended December 31, 2015. At December 31, 2015, the Partnership held an interest rate cap with a notional amount of $25.0 million and a cross currency basis swap with a notional amount of $16.4 million. The interest rate cap and the cross currency basis swap are reported in the Consolidated Statements of Assets and Liabilities as unrealized appreciation on swaps and options, respectively. Gains and losses from derivatives during the year ended December 31, 2015 were included in net realized and unrealized loss on investments in the Consolidated Statements of Operations as follows:

Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)
Cross currency basis swap	$—	$1,511,832
Interest rate cap	—	(497)

The Partnership did not enter into any new derivative transactions during the year ended December 31, 2014. At December 31, 2014, the Partnership held an interest rate cap with a notional amount of $25.0 million and a cross currency basis swap with a notional amount of $16.4 million. The interest rate cap and the cross currency basis swap are reported in the Consolidated Statements of Assets and Liabilities as unrealized appreciation on swaps and options, respectively. Gains and losses from derivatives during the year ended December 31, 2014 were included in net realized and unrealized loss on investments in the Consolidated Statements of Operations as follows:

Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)
Cross currency basis swap	$—	$2,048,793
Interest rate cap	—	(13,642)

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies – (continued)

Valuations of derivatives held at December 31, 2015 and December 31, 2014 were determined using observable market inputs other than quoted prices in active markets for identical assets and, accordingly, are classified as Level 2 in the GAAP valuation hierarchy.

Debt Issuance Costs

Costs of approximately $1.8 million were incurred during 2015 in connection with the extension of the Partnership’s credit facility (see Note 4). Costs of approximately $1.9 million and $1.8 million were incurred during 2015 and 2014, respectively, in connection with placing and extending TCPC Funding’s revolving credit facility (see Note 4). Costs of approximately $0.4 million and $1.5 million were incurred during 2015 and 2014, respectively, in connection with placing the SBIC’s SBA debentures (see Note 4). These costs were deferred and are being amortized on a straight-line basis over the estimated life of the respective instruments. The impact of utilizing the straight-line amortization method versus the effective-interest method is not material to the operations of the Partnership.

Revenue Recognition

Interest and dividend income, including income paid in kind, is recorded on an accrual basis. Origination, structuring, closing, commitment and other upfront fees, including original issue discounts, earned with respect to capital commitments are generally amortized or accreted into interest income over the life of the respective debt investment, as are end-of-term or exit fees receivable upon repayment of a debt investment. Other fees, including certain amendment fees, prepayment fees and commitment fees on broken deals, are recognized as earned. Prepayment fees and similar income due upon the early repayment of a loan or debt security are recognized when earned and are included in interest income.

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

Income Taxes

The income or loss of the Partnership, TCPC Funding and the SBIC is reported in the respective partners’ income tax returns. Consequently, no income taxes are paid at the partnership level or reflected in the Partnership’s financial statements. In accordance with ASC Topic 740 – Income Taxes, the Partnership recognizes in its consolidated financial statements the effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination. As of December 31, 2015, all tax years of the Partnership, TCPC Funding and the SBIC since January 1, 2011 remain subject to examination by federal tax authorities. No such examinations are currently pending.

Cost and unrealized appreciation and depreciation of the Partnership’s investments (including derivatives) for U.S. federal income tax purposes at December 31, 2015 and December 31, 2014 were as follows:

	December 31, 2015	December 31, 2014
Unrealized appreciation	$30,920,149	$32,342,656
Unrealized depreciation	(79,759,600)	(73,638,935)
Net unrealized depreciation	(48,839,451)	(41,296,279)
Cost	$1,231,759,176	$1,189,550,272

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies – (continued)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Under this new pronouncement, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 applies to all entities and, for public entities, is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early application is permitted, but no earlier than annual periods beginning after December 15, 2016 and interim periods within that reporting period. The Partnership does not expect adoption of this pronouncement to have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which amends or supersedes the scope and consolidation pronouncement under existing GAAP. In particular, the new pronouncement changes the manner in which a reporting entity evaluates whether 1) an entity is a variable interest entity (“VIE”), 2) fees paid to decision makers or service providers are variable interests in a VIE, and 3) variable interests in a VIE held by related parties require the reporting entity to consolidate the VIE. The guidance also introduces a separate consolidation analysis specific to limited partnerships and similar entities. ASU 2015-02 also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. For public entities, ASU 2015-02 is effective for annual periods beginning after December 15, 2015 and early adoption is permitted. The Partnership does not expect adoption of this pronouncement to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs, which in most cases requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015, which clarified ASU 2015-03 to note that debt issuance costs incurred in connection with line-of-credit arrangements may continue to be presented as an asset in the balance sheet. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. ASU 2015-15 should be adopted concurrent with the adoption of ASU 2015-03. The Partnership does not expect adoption of these pronouncements to have a material impact on its consolidated financial statements.

On January 5, 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The more significant changes to the current GAAP model resulting from the ASU that may impact the Company include 1) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost, 2) require public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and 3) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. ASU 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted. The Partnership does not expect adoption of this pronouncement to have a material impact on its consolidated financial statements.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

3. Management Fees, Incentive Compensation and Other Expenses

The Partnership’s management fee is calculated at an annual rate of 1.5% of total assets (excluding cash and cash equivalents) of TCPC on a consolidated basis as of the beginning of each quarter and is payable to the Advisor quarterly in arrears.

Incentive compensation is only paid to the extent that TCPC’s total performance exceeds a cumulative 8% annual return since January 1, 2013 (the “Total Return Hurdle”). The incentive compensation equals 20% of net investment income (reduced by preferred dividends) and 20% of net realized gains (reduced by any net unrealized losses), subject to the Total Return Hurdle. The incentive compensation is payable quarterly in arrears as an allocation and distribution to the General Partner and is calculated as the difference between cumulative incentive compensation earned since January 1, 2013 and cumulative incentive compensation paid since January 1, 2013. A reserve for incentive compensation is allocated to the account of the General Partner based on the amount of additional incentive compensation that would have been distributable to the General Partner assuming a hypothetical liquidation of TCPC and the Partnership at net asset value on the balance sheet date. The General Partner’s equity interest in the Partnership is comprised entirely of such reserve amount, if any, and is reflected in the Consolidated Statement of Changes in Net Assets. As of December 31, 2015 and 2014, no such reserve was allocated.

The Partnership bears all expenses incurred in connection with its business, including fees and expenses of outside contracted services, such as custodian, administrative, legal, audit and tax preparation fees, costs of valuing investments, insurance costs, brokers’ and finders’ fees relating to investments, and any other transaction costs associated with the purchase and sale of investments.

4. Leverage

Leverage is comprised of amounts outstanding under a term loan issued by the Partnership (the “Term Loan”), amounts outstanding under a senior secured revolving credit facility issued by the Partnership (the “SVCP Revolver” and together with the Term Loan, the “SVCP Facility”), amounts outstanding under a senior secured revolving credit facility issued by TCPC Funding (the “TCPC Funding Facility”), debentures guaranteed by the SBA (the “SBA Debentures”), and, prior to the repurchase and retirement of remaining interests on September 3, 2015, amounts outstanding under a preferred equity facility issued by the Partnership (the “Preferred Interests”).

Total leverage outstanding and available at December 31, 2015 was as follows:

	Maturity	Rate		Outstanding	Available	Total Capacity
SVCP Facility
SVCP Revolver	2018	L+1.75	%*	$24,000,000	$92,000,000	$116,000,000
Term Loan	2018	L+1.75	%*	100,500,000	—	100,500,000
TCPC Funding Facility	2020	L+2.50	%*†	229,000,000	121,000,000	350,000,000
SBA Debentures	2024-2025	2.84	%‡	42,800,000	32,200,000	75,000,000	§
Total leverage				$396,300,000	$245,200,000	$641,500,000
*	Based on either LIBOR or the lender’s cost of funds, subject to certain limitations
†	Or L+2.25% subject to certain funding requirements
‡	Weighted-average interest rate on pooled loans of $38.8 million, excluding fees of 0.36%. As of December 31, 2015, the remaining $4.0 million of the outstanding amount was not yet pooled, and bore interest at a temporary rate of 0.90% plus fees of 0.36% through March 22, 2016, the date of the next SBA pooling.
§	Anticipated total capacity of $150.0 million

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

4. Leverage – (continued)

Total leverage outstanding an available at December 31, 2014 was as follows:

	Maturity	Rate		Outstanding	Available	Total Capacity
SVCP Revolver	2016	L+2.50	%*	$70,000,000	$46,000,000	$116,000,000
TCPC Funding Facility	2017	L+2.50	%*	125,000,000	125,000,000	250,000,000
SBA Debentures	2024-2025	3.02	%†	28,000,000	47,000,000	75,000,000	§
Preferred Interests	2016	L+0.85	%*	134,000,000	—	134,000,000
Total leverage				$357,000,000	$218,000,000	$575,000,000
*	Based on either LIBOR or the lender’s cost of funds, subject to certain limitations
†	Interest rate on pooled loans of $18.5 million, excluding fees of 0.36%. As of December 31, 2014, the remaining $9.5 million of the outstanding amount was not yet pooled, and bore interest at a temporary rate of 0.56% plus fees of 0.36% through March 25, 2015, the date of the next SBA pooling.
‡	Anticipated total capacity of $150.0 million

The combined weighted-average interest and dividend rates on total leverage outstanding at December 31, 2015 and December 31, 2014 were 2.65% and 2.15%, respectively.

Total expenses related to debt include:

	Year Ended December 31,
	2015	2014	2013
Interest expense	$9,421,079	$3,758,041	$1,194,158
Amortization of deferred debt issuance costs	1,549,655	1,553,553	852,618
Commitment fees	1,155,096	885,496	292,671
Total	$12,125,830	$6,197,090	$2,339,447

Amounts outstanding under the SVCP Facility, the TCPC Funding Facility and the SBA Debentures are carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of December 31, 2015, the estimated fair values of the TCPC Funding Facility and the SBA Debentures approximated their carrying values, and the SVCP Facility had an estimated fair value of $123.1 million. The estimated fair values of the SVCP Facility, the TCPC Funding Facility and the SBA Debentures are determined by discounting projected remaining payments using market interest rates for borrowings of the Partnership and entities with similar credit risks at the measurement date. At December 31, 2015, the fair values of the SVCP Facility, the TCPC Funding Facility and the SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

SVCP Facility

The SVCP Facility consists of a $100.5 million fully-drawn senior secured term loan and a senior secured revolving credit facility which provides for amounts to be drawn up to $116.0 million, subject to certain collateral and other restrictions. The SVCP Facility matures on July 31, 2018. Most of the cash and investments held directly by the Partnership, as well as the net assets of TCPC Funding and the SBIC, are included in the collateral for the facility.

Advances under the SVCP Facility through July 31, 2014 bore interest at an annual rate equal to 0.44% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). Advances under the SVCP Facility for periods from July 31, 2014 through September 3, 2015 bore interest at an annual rate equal to 2.50% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). Advances under the SVCP Facility from September 3, 2015 through July 31, 2016 bear interest at an annual rate equal to 1.75% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). Advances under the SVCP Facility from July 31, 2016 through the maturity date of the facility will bear interest at an annual rate of 2.50% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

4. Leverage – (continued)

basis points). In addition to amounts due on outstanding debt, the SVCP Revolver accrues commitment fees of 0.20% per annum on the unused portion of the facility, or 0.25% per annum when less than $46.4 million in borrowings are outstanding. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Partnership fail to satisfy certain financial or other covenants. As of December 31, 2015, the Partnership was in full compliance with such covenants.

SBA Debentures

As of December 31, 2015 the SBIC is able to issue up to $75.0 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of December 31, 2015, the Partnership had committed $75.0 million of regulatory capital to the SBIC, $58.0 million of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of LIBOR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

SBA Debentures outstanding as of December 31, 2015 were as follows:

Issuance Date	Maturity	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
Pooled loans:
September 24, 2014	September 1, 2024	$18,500,000	3.02%	0.36%
March 25, 2015	March 1, 2025	9,500,000	2.52%	0.36%
September 23, 2015	September 1, 2025	10,800,000	2.83%	0.36%
		38,800,000	2.84%*
Non-pooled loans:
December 18, 2015	March 22, 2016	4,000,000	0.90%	0.36%
		$42,800,000
*	Weighted-average interest rate on pooled loans

TCPC Funding Facility

The TCPC Funding Facility is a senior secured revolving credit facility which provides for amounts to be drawn up to $350.0 million, subject to certain collateral and other restrictions. The facility matures on March 6, 2020, subject to extension by the lender at the request of TCPC Funding. The facility contains an accordion feature which allows for expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions. The cash and investments of TCPC Funding are included in the collateral for the facility.

Borrowings under the TCPC Funding Facility bear interest at a rate of LIBOR plus either 2.25% or 2.50% per annum, subject to certain funding requirements, plus an administrative fee of 0.25% per annum. In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.50% per annum on the unused portion of the facility, or 0.75% per annum when the unused portion is greater than 33% of the total facility, plus an administrative fee of 0.25% per annum. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding fail to satisfy certain financial or other covenants. As of December 31, 2015, TCPC Funding was in full compliance with such covenants.

Preferred Interests

As of December 31, 2015, the Partnership had fully repurchased and retired all outstanding Preferred Interests. When issued, the Preferred Interests were comprised of 6,700 Series A preferred limited partner interests with a liquidation preference of $20,000 per interest. The Preferred Interests accrued dividends at an annual rate equal to 0.85% plus either LIBOR or the interest holder’s cost of funds (subject to a cap of LIBOR plus 20 basis points).

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

4. Leverage – (continued)

On June 30, 2015, the Partnership repurchased and retired 1,675 of the previously outstanding 6,700 Preferred Interests at a price of $31.8 million. On September 3, 2015, the Partnership repurchased and retired the remaining 5,025 Preferred Interests outstanding at a price of $100.5 million.

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

The Consolidated Schedules of Investments include certain revolving loan facilities and other commitments held by the Partnership with unfunded balances at December 31, 2015 and 2014 as follows:

		Unfunded Balances
Issuer	Maturity	December 31, 2015	December 31, 2014
AP Gaming I, LLC	12/20/2018	$12,500,000	$7,500,000
Acrisure, LLC	11/19/2022	1,351,596	4,482,352
Alpheus Communications, LLC	5/31/2018	1,072,256	749,919
Anuvia Plant Nutrients Holdings, LLC (VitAG)	2/1/2018	4,300,000	4,300,000
Asset International, Inc.	7/31/2020	565,544	3,753,550
Blue Coat Systems, Inc.	5/31/2018	N/A	12,000,000
Cargojet Airways, LTD.	1/31/2023	14,457,306	N/A
Central MN Renewables, LLC	1/16/2016	2,100,000	N/A
Daymark Financial Acceptance, LLC	1/12/2020	20,000,000	N/A
Edmentum, Inc.	6/9/2020	3,368,586	N/A
Enerwise Global Technologies, Inc.	11/30/2017	7,500,000	7,500,000
Essex Ocean, LLC	3/25/2019	22,008,557	N/A
Fidelis Acquisitionco, LLC	11/4/2019	1,909,286	N/A
InMobi, Inc.	9/1/2018	9,354,959	N/A
MediMedia USA, Inc.	5/20/2018	4,293,500	3,875,000
Mesa Air Group, Inc.	7/15/2022	13,575,000	13,575,000
NEXTracker, Inc.	7/1/2016	N/A	15,000,000
Redaptive, Inc.	7/1/2018	15,000,000	N/A
RM OpCo, LLC (Real Mex)	3/30/2018	440,774	1,889,033
SunEdison, Inc.	2/28/2017	N/A	9,379,246
Utilidata, Inc.	1/1/2019	4,800,000	N/A
Vistronix, LLC	12/4/2018	205,558	570,996
Waterfall International, Inc.	9/1/2018	3,200,000	N/A
Total Unfunded Balances		$142,002,922	$84,575,096

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

6. Related Party Transactions

TCPC, the Partnership, TCPC Funding, the SBIC, the Advisor, the General Partner and their members and affiliates may be considered related parties. From time to time, the Partnership advances payments to third parties on behalf of TCPC which are reimbursable through deductions from distributions to TCPC. At December 31, 2015 and December 31, 2014, no such amounts were outstanding. From time to time, the Advisor advances payments to third parties on behalf of the Partnership and receives reimbursement from the Partnership. At December 31, 2015, amounts reimbursable to the Advisor totaled $0.3 million and $0.3 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Partnership (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Partnership, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Partnership. For the years ended December 31, 2015, 2014 and 2013, expenses allocated pursuant to the Administration Agreements totaled $1.6 million, $1.4 million and $0.8 million, respectively. The Administrator waived reimbursement of all administrative expenses prior to January 1, 2013.

On November 25, 2014, the Partnership obtained an exemptive order (the “Exemptive Order”) from the Securities and Exchange Commission permitting the Partnership to purchase certain investments from affiliated investment companies at fair value. The Exemptive Order exempts the Partnership from provisions of Sections 17(a) and 57(a) of the 1940 Act which would otherwise restrict such transfers. All such purchases are subject to the conditions set forth in the Exemptive Order, which among others include certain procedures to verify that each purchase is done at the current fair value of the respective investment. During the years ended December 31, 2015 and 2014, the Partnership purchased approximately $94.5 million and 26.5 million, respectively, of investments from affiliates (as defined in the 1940 Act), which were classified as Level 2 in the GAAP valuation hierarchy at the time of the transfer. The selling party has no continuing involvement in the transferred assets. All of the transfers were consummated in accordance with the provisions of the Exemptive Order and were accounted for as a purchase in accordance with ASC 860, Transfers and Servicing.

7. Distributions

The Partnership’s distributions are recorded on the record date. The timing of distributions is determined by the General Partner, which has provided the Advisor with certain criteria for such distributions.

8. Subsequent Events

On February 26, 2016, the TCPC’s board of directors declared a first quarter regular dividend of $0.36 per share payable on March 31, 2016 to stockholders of record as of the close of business on March 17, 2016.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

9. Financial Highlights

The financial highlights with respect to the common limited partner are as follows:

	Year Ended December 31,
	2015	2014	2013	2012	2011
Return on invested assets(1)	9.4%	9.7%	13.6%	9.0%	3.0%

Gross return to common limited partner	10.9%	9.4%	17.8%	9.8%	2.0%
Less: General Partner profit allocation	(2.2)%	(1.9)%	(3.6)%	—	—
Return to common limited partner(2)	8.7%	7.5%	14.2%	9.8%	2.0%

Ratios to average common equity:(3)
Net investment income (4)	13.2%	10.2%	11.5%	14.3%	17.7%
Expenses	4.2%	3.5%	3.4%	3.3%	3.5%
Expenses and General Partner allocation	6.6%	5.6%	6.5%	3.3%	3.5%

Ending net assets attributable to common limited partner	$827,455,601	$833,816,090	$552,263,625	$317,209,574	$237,606,302
Portfolio turnover rate	37.8%	28.4%	38.9%	48.3%	42.8%
Weighted-average debt outstanding(5)	$407,622,740	$290,547,945	$222,471,233	$159,374,317	$176,038,356
Weighted-average interest rate on debt(6)	2.5%	1.8%	1.2%	1.1%	1.1%
	As of December 31,
	2015	2014	2013	2012	2011
Asset Coverage:
Series A Preferred Equity Facility:
Interests outstanding	—	6,700	6,700	6,700	6,700
Involuntary liquidation value per interest	N/A	$20,074	$20,075	$20,079	$20,070
Asset coverage per interest	N/A	$66,659	$68,255	$50,593	$49,219

Revolving Facilities:
Debt outstanding	$396,300,000	$223,000,000	$95,000,000	$74,000,000	$29,000,000
Asset coverage per $1,000 of debt outstanding	$3,067	$5,312	$8,192	$7,093	$13,794
(1)	Return on invested assets is a time-weighted, geometrically linked rate of return and excludes cash and cash equivalents.
(2)	Returns (net of dividends on the preferred equity facility, allocations to the General Partner, and Partnership expenses, including financing costs and management fees) calculated on a monthly geometrically linked, time-weighted basis.
(3)	These ratios include interest expense but do not reflect the effect of dividends on the preferred equity facility.
(4)	Net of allocation to the General Partner.
(5)	Includes both debt and preferred leverage.
(6)	Includes dividends on the preferred leverage facility.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

10. Select Quarterly Data (Unaudited)

	2015
	Q4	Q3	Q2	Q1
Total investment income	$39,616,004	$35,345,832	$38,937,820	$32,815,353
Net investment income	29,580,153	26,532,610	30,215,214	25,017,144
Net realized and unrealized gain	(18,739,472)	(1,886,201)	(2,214,992)	435,554
Gain on repurchase of Series A preferred interests	—	—	1,675,000	—
Preferred dividends	—	(62,294)	(349,907)	(341,939)
Net increase in net assets resulting from operations	$10,840,681	$24,584,115	$29,325,315	$25,110,759
	2014
	Q4	Q3	Q2	Q1
Total investment income	$32,135,038	$27,190,466	$24,587,300	$22,668,644
Net investment income	24,664,904	21,132,932	19,123,094	18,228,168
Net realized and unrealized gain	(24,967,480)	(4,505,178)	(3,011,938)	5,180,018
Preferred dividends	(360,303)	(362,169)	(357,060)	(358,640)
Net increase in net assets resulting from operations	$(662,879)	$16,265,585	$15,754,096	$23,049,546
	2013
	Q4	Q3	Q2	Q1
Total investment income	$20,985,737	$17,288,371	$14,469,195	$16,865,743
Net investment income	16,501,761	13,810,017	11,874,483	14,153,962
Net realized and unrealized gain	3,120,563	2,937,047	658,362	2,355,389
Preferred dividends	(355,610)	(387,982)	(373,558)	(377,402)
Net increase in net assets resulting from operations	$19,266,714	$16,359,082	$12,159,287	$16,131,949

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Changes in Investments in Affiliates(1)

Year Ended December 31, 2015

Security	Dividends or Interest(2)	Fair Value at December 31, 2014	Acquisitions(3)	Dispositions(4)	Fair Value at December 31, 2015
36th Street Capital Partners Holdings, LLC, Membership Units	$15,600	$—	$225,000	$—	$225,000
36th Street Capital Partners Holdings, LLC, Subordinated Promissory Note, 12%, due 11/1/20	—	—	900,000	—	900,000
AGY Holding Corp., Senior Secured 2nd Lien Notes, 11%, due 11/15/16	1,019,480	9,017,764	250,236	—	9,268,000
AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/16	592,466	4,869,577	—	—	4,869,577
Anacomp, Inc., Class A Common Stock	—	916,535	665,429	—	1,581,964
Edmentum Ultimate Holdings, LLC, Junior PIK Notes, 10%, due 6/9/20	715,131	—	12,054,264	(710,774)	11,343,490
Edmentum Ultimate Holdings, LLC, Senior PIK Notes, 8.5%, due 6/9/20	124,828	—	2,612,408	—	2,612,408
Edmentum, Inc., Junior Revolving Facility, 5%, due 6/9/20	22,329	—	2,105,366	(2,105,366)	—
Edmentum Ultimate Holdings, LLC, Class A Common Units	—	—	680,218	—	680,218
EPMC HoldCo, LLC, Membership Units	—	682,614	—	—	682,614
Essex Ocean II, LLC, Membership Units	—	—	200,686	—	200,686
Globecomm Systems Inc., Senior Secured 1st Lien Term Loan, LIBOR + 7.625%, 1.25% LIBOR Floor, due 12/11/18	1,330,125	14,656,950	121,560	(522,277)	14,256,233
KAGY Holding Company, Inc., Series A Preferred Stock	—	121,975	5,996,540	—	6,118,515
N659UA Aircraft Secured Mortgage, 12%, due 2/28/16	120,307	1,659,003	—	(1,340,023)	318,980
N661UA Aircraft Secured Mortgage, 12%, due 5/4/16	137,289	1,899,950	—	(1,329,647)	570,303
N913DL Aircraft Secured Mortgage, 8%, due 3/15/17	12,800	209,168	—	(93,551)	115,617
N918DL Aircraft Secured Mortgage, 8%, due 8/15/18	21,901	320,440	—	(82,946)	237,494
N954DL Aircraft Secured Mortgage, 8%, due 3/20/19	30,753	437,679	315	(95,260)	342,734
N955DL Aircraft Secured Mortgage, 8%, due 6/20/19	32,662	460,258	539	(91,635)	369,162
N956DL Aircraft Secured Mortgage, 8%, due 5/20/19	32,415	457,902	479	(93,184)	365,197
N957DL Aircraft Secured Mortgage, 8%, due 6/20/19	32,947	464,283	544	(92,435)	372,392
N959DL Aircraft Secured Mortgage, 8%, due 7/20/19	33,476	470,601	612	(91,691)	379,522
N960DL Aircraft Secured Mortgage, 8%, due 10/20/19	35,326	493,258	831	(90,220)	403,869
N961DL Aircraft Secured Mortgage, 8%, due 8/20/19	34,574	484,908	694	(92,487)	393,115
N976DL Aircraft Secured Mortgage, 8%, due 2/15/18	20,940	314,588	—	(96,267)	218,321
N913DL Equipment Trust Beneficial Interests	25,444	117,497	90,909	(100,905)	107,501
N918DL Equipment Trust Beneficial Interests	21,074	135,890	81,670	(89,898)	127,662
N954DL Equipment Trust Beneficial Interests	21,205	72,604	112,997	(107,751)	77,850
N955DL Equipment Trust Beneficial Interests	20,000	111,010	103,527	(106,437)	108,100
N956DL Equipment Trust Beneficial Interests	20,172	106,800	105,581	(107,903)	104,478
N957DL Equipment Trust Beneficial Interests	19,872	107,682	105,105	(107,458)	105,329
N959DL Equipment Trust Beneficial Interests	19,577	108,579	104,638	(107,014)	106,203
N960DL Equipment Trust Beneficial Interests	18,590	107,865	104,750	(106,678)	105,937
N961DL Equipment Trust Beneficial Interests	19,044	102,826	107,207	(108,546)	101,487
N976DL Equipment Trust Beneficial Interests	20,825	102,006	101,347	(102,560)	100,793
RM Holdco, LLC, Equity Participation	—	792	—	(792)	—
RM Holdco, LLC, Membership Units	—	—	—	—	—
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 7%, due 3/21/16	272,075	3,900,025	18,674	(199,544)	3,719,155
RM OpCo, LLC, Senior Secured 2nd Lien Term Loan Tranche B, 8.5%, due 3/30/18	736,422	6,457,325	731,070	(2,697,402)	4,490,993

Security	Dividends or Interest(2)	Fair Value at December 31, 2014	Acquisitions(3)	Dispositions(4)	Fair Value at December 31, 2015
RM OpCo, LLC, Senior Secured 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	238,052	2,567,717	239,889	(9,650)	2,797,956
RM OpCo, LLC, Convertible 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	165,715	1,636,314	164,641	(17,919)	1,783,036
RM OpCo, LLC, Senior Convertible 2nd Lien Term Loan B, 8.5%, due 3/30/18	120,207	631,164	1,557,069	—	2,188,233
United N659UA-767, LLC (N659UA)	581,125	3,177,822	1,268,821	(1,078,044)	3,368,599
United N661UA-767, LLC (N661UA)	569,770	3,078,923	1,230,498	(1,015,397)	3,294,024
Wasserstein Cosmos Co-Invest, L.P., Limited Partnership Units	—	4,175,000	1,050,000	(1,026,500)	4,198,500

Notes to Consolidated Schedule of Changes in Investments in Affiliates:

(1)	The issuers of the securities listed on this schedule are considered affiliates under the Investment Company Act of 1940 due to the ownership by the Partnership of 5% or more of the issuers' voting securities.
(2)	Also includes fee and lease income as applicable.
(3)	Acquisitions include new purchases, PIK income and net unrealized appreciation.
(4)	Dispositions include decreases in the cost basis from sales, paydowns, mortgage amortizations, aircraft depreciation and net unrealized depreciation.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Changes in Investments in Affiliates(1)

Year Ended December 31, 2014

Security	Dividends or Interest(2)	Fair Value at December 31, 2013	Acquisitions(3)	Dispositions(4)	Fair Value at December 31, 2014
AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/16	$327,716	$2,056,927	$2,812,650	$—	$4,869,577
AGY Holding Corporation, Senior Secured 2nd Lien Notes, 11%, due 11/15/16	1,019,480	9,268,000	—	(250,236)	9,017,764
Anacomp, Inc., Class A Common Stock	—	1,004,422	—	(87,887)	916,535
EPMC HoldCo, LLC, Membership Units	—	1,562,137	969,968	(1,849,491)	682,614
ESP Holdings, Inc., Cumulative Preferred 15%	1,968,748	3,947,862	239,170	(4,187,032)	—
ESP Holdings, Inc., Common Stock	289,315	2,856,346	6,981,836	(9,838,181)	—
ESP Holdings, Inc., Junior Unsecured Subordinated Promissory Notes, 6% Cash + 10% PIK, due 12/31/19	205,175	7,959,369	—	(7,959,369)	—
Globecomm Systems Inc., Senior Secured 1st Lien Term Loan, LIBOR + 7.625%, 1.25% LIBOR Floor, due 12/11/18	1,344,702	15,097,500	1,500	(442,050)	14,656,950
KAGY Holding Company, Inc., Series A Preferred Stock	—	662,134	—	(540,159)	121,975
N510UA Aircraft Secured Mortgage, 20%, due 10/26/16	52,092	404,605	—	(404,605)	—
N512UA Aircraft Secured Mortgage, 20%, due 10/26/16	53,275	414,010	—	(414,010)	—
N536UA Aircraft Secured Mortgage, 16%, due 9/29/14	4,678	114,000	—	(114,000)	—
N545UA Aircraft Secured Mortgage, 16%, due 8/29/15	25,964	275,405	—	(275,405)	—
N585UA Aircraft Secured Mortgage, 20%, due 10/25/16	27,571	486,115	—	(486,115)	—
N659UA Aircraft Secured Mortgage, 12%, due 2/28/16	262,962	2,948,986	—	(1,289,983)	1,659,003
N661UA Aircraft Secured Mortgage, 12%, due 5/4/16	274,461	3,171,026	—	(1,271,076)	1,899,950
N510UA Equipment Trust Beneficial Interests	86,342	465,625	285,805	(751,430)	—
N512UA Equipment Trust Beneficial Interests	85,549	458,277	281,999	(740,276)	—
N536UA Equipment Trust Beneficial Interests	40,259	656,766	80,397	(737,163)	—
N545UA Equipment Trust Beneficial Interests	107,483	641,840	163,935	(805,775)	—
N585UA Equipment Trust Beneficial Interests	31,098	571,706	322,126	(893,832)	—
N913DL Aircraft Secured Mortgage, 8%, due 3/15/17	19,714	296,820	—	(87,652)	209,168
N918DL Aircraft Secured Mortgage, 8%, due 8/15/18	28,023	397,290	—	(76,850)	320,440
N954DL Aircraft Secured Mortgage, 8%, due 3/20/19	37,801	524,620	—	(86,941)	437,679
N955DL Aircraft Secured Mortgage, 8%, due 6/20/19	39,443	543,320	—	(83,062)	460,258
N956DL Aircraft Secured Mortgage, 8%, due 5/20/19	39,309	542,640	—	(84,738)	457,902
N957DL Aircraft Secured Mortgage, 8%, due 6/20/19	39,787	548,250	—	(83,967)	464,283
N959DL Aircraft Secured Mortgage, 8%, due 7/20/19	40,262	553,520	—	(82,919)	470,601
N960DL Aircraft Secured Mortgage, 8%, due 10/20/19	42,013	574,430	—	(81,172)	493,258
N961DL Aircraft Secured Mortgage, 8%, due 8/20/19	41,423	568,310	—	(83,402)	484,908
N976DL Aircraft Secured Mortgage, 8%, due 2/15/18	28,046	404,600	—	(90,012)	314,588
N913DL Equipment Trust Beneficial Interests	18,477	125,970	85,559	(94,032)	117,497
N918DL Equipment Trust Beneficial Interests	14,907	142,970	82,257	(89,336)	135,890
N954DL Equipment Trust Beneficial Interests	14,119	68,000	112,356	(107,752)	72,604
N955DL Equipment Trust Beneficial Interests	13,186	113,560	103,886	(106,436)	111,010
N956DL Equipment Trust Beneficial Interests	13,244	108,800	105,904	(107,904)	106,800
N957DL Equipment Trust Beneficial Interests	12,996	109,650	105,488	(107,456)	107,682
N959DL Equipment Trust Beneficial Interests	12,756	110,500	105,095	(107,016)	108,579
N960DL Equipment Trust Beneficial Interests	11,868	109,650	104,892	(106,676)	107,865
N961DL Equipment Trust Beneficial Interests	12,161	103,870	107,504	(108,548)	102,826
N976DL Equipment Trust Beneficial Interests	13,666	103,033	101,533	(102,560)	102,006
RM Holdco, LLC, Equity Participation	—	—	—	—	—

Security	Dividends or Interest(2)	Fair Value at December 31, 2013	Acquisitions(3)	Dispositions(4)	Fair Value at December 31, 2014
RM Holdco, LLC, Membership Units	—	—	—	—	—
RM Holdco, LLC, Subordinated Convertible Term Loan, 1.12% PIK, due 3/21/18	58,663	2,197,621	3,026,338	(5,223,959)	—
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 7%, due 3/21/16	400,651	3,626,947	465,190	(192,112)	3,900,025
RM OpCo, LLC, Senior Secured 2nd Lien Term Loan Tranche B, 8.5%, due 3/30/18	1,349,228	6,825,328	1,327,860	(1,695,863)	6,457,325
RM OpCo, LLC, Senior Secured 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	444,445	2,150,088	437,146	(19,517)	2,567,717
RM OpCo, LLC, Convertible 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	279,505	1,370,199	274,827	(8,712)	1,636,314
RM OpCo, LLC, Senior Convertible 2nd Lien Term Loan B, 8.5%, due 3/30/18	6,107	—	631,164	—	631,164
United N659UA-767, LLC (N659UA)	443,575	2,840,323	1,126,014	(788,515)	3,177,822
United N661UA-767, LLC (N661UA)	436,533	2,852,677	1,092,004	(865,758)	3,078,923
Wasserstein Cosmos Co-Invest, L.P., Limited Partnership Units	—	5,000,000	—	(825,000)	4,175,000

Notes to Consolidated Schedule of Changes in Investments in Affiliates:

(1)	The issuers of the securities listed on this schedule are considered affiliates under the Investment Company Act of 1940 due to the ownership by the Partnership of 5% or more of the issuers' voting securities.
(2)	Also includes fee and lease income as applicable.
(3)	Acquisitions include new purchases, PIK income and net unrealized appreciation.
(4)	Dispositions include decreases in the cost basis from sales, paydowns, mortgage amortizations, aircraft depreciation and net unrealized depreciation.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2015

Investment	Acquisition Date
Avanti Communications Group, PLC, Senior Secured Notes, 10%, due 10/1/19	9/26/13
BlackLine Intermediate, Inc., Warrants to Purchase Common Stock	9/25/13
BPA Laboratories, Inc., Senior Secured Notes, 12.25%, due 4/1/17 (144A)	3/5/12
Caribbean Financial Group, Senior Secured Notes, 11.5%, due 11/15/19	10/19/12
Findly Talent, LLC, Membership Units	1/1/14
Flight Options Holdings I, Inc. (One Sky), Warrants to Purchase Common Stock	12/4/13
Fuse Media, LLC, Warrants to Purchase Common Stock	8/3/12
Fuse, LLC, Senior Secured Notes, 10.375%, due 7/1/19	6/18/14
GACP I, LP, Membership Units	10/1/15
Green Biologics, Inc., Warrants to Purchase Stock	12/22/14
InMobi, Inc., Warrants to Purchase Stock	9/18/15
Integra Telecom, Inc., Common Stock	11/19/09
Integra Telecom, Inc., Warrants	11/19/09
Iracore International, Inc., Senior Secured Notes, 9.5%, due 6/1/18	5/8/13
Magnolia Finance V plc, Asset-Backed Credit Linked Notes, 13.125%, due 8/2/21	8/1/13
Marsico Holdings, LLC, Common Interest Units	9/10/12
NEXTracker, Inc., Series B Preferred Stock	12/17/14
NEXTracker, Inc., Series C Preferred Stock	6/12/15
Precision Holdings, LLC, Class C Membership Interests	Var. 2010 & 2011
Rightside Group, Ltd., Warrants	8/6/14
Shop Holding, LLC (Connexity), Class A Units	6/2/11
Shop Holding, LLC (Connexity), Warrants to Purchase Class A Units	6/2/11
Soraa, Inc., Warrants to Purchase Common Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
STG-Fairway Holdings, LLC (First Advantage), Class A Units	12/30/10
Trade Finance Funding I, Ltd., Secured Class B Notes, 10.75%, due 11/13/18	11/13/13
Utilidata, Inc., Warrants to Purchase Stock	12/22/15
V Telecom Investment S.C.A. (Vivacom), Common Shares	11/9/12
Waterfall International, Inc., Series B Preferred Stock	9/16/2015
Waterfall International, Inc., Warrants to Purchase Stock	9/16/2015

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2014

Investment	Acquisition Date
Avanti Communications Group, PLC, Senior Secured Notes, 10%, due 10/1/19	9/26/13
BlackLine Intermediate, Inc., Warrants to Purchase Common Stock	9/25/13
BPA Laboratories, Inc., Senior Secured Notes, 12.25%, due 4/1/17 (144A)	3/5/12
Caribbean Financial Group, Senior Secured Notes, 11.5%, due 11/15/19	10/19/12
Carolina Beverage Group, LLC, Secured Notes, 10.625%, due 8/1/18	7/26/13
Constellation Enterprises, LLC, Senior Secured 1st Lien Notes, 10.625%, due 2/1/16	1/20/11
Findly Talent, LLC, Membership Units	1/1/14
Flight Options Holdings I, Inc., Warrants to Purchase Common Stock	12/4/13
Green Biologics, Inc., Warrants to purchase Stock	12/22/14
Hunt Companies, Inc., Senior Secured Notes, 9.625%, due 3/1/21	2/25/14
Ichor Systems Holdings, LLC, Membership Units	Var. 2009 & 2010
Integra Telecom, Inc., Common Stock	11/19/09
Integra Telecom, Inc., Warrants	11/19/09
Iracore International, Inc., Senior Secured Notes, 9.5%, due 6/1/18	5/8/13
Magnolia Finance V plc, Asset-Backed Credit Linked Notes, 13.125%, due 8/2/21	8/1/13
Marsico Holdings, LLC Common Interest Units	9/10/12
NEXTracker, Inc., Series B Preferred Stock	12/17/14
NEXTracker, Inc., Warrants to purchase Stock	12/17/14
Precision Holdings, LLC, Class C Membership Interests	Var. 2010 & 2011
Rightside Group, Ltd, Warrants	8/6/14
Shop Holding, LLC, Class A Units	6/2/11
Shop Holding, LLC, Convertible Promissory Note, 5%, due 8/5/15	2/5/14
Shop Holding, LLC, Warrants to Purchase Class A Units	6/2/11
SiTV, Inc., Senior Secured Notes, 10.375%, due 7/1/19	6/18/14
SiTV, Inc., Warrants to Purchase Common Stock	8/3/12
Soraa, Inc., Warrants to Purchase Common Stock	8/29/14
STG-Fairway Holdings, LLC, Class A Units	12/30/10
The Telx Group, Inc., Senior Notes, 13.5% PIK, due 7/9/21	4/9/14
Trade Finance Funding I, Ltd., Secured Class B Notes, 10.75%, due 11/13/18	11/13/13
V Telecom Investment S.C.A, Common Shares	11/9/12

Item 9.	Changes in Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2015 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 based upon the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2015.

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

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2016 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015 and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2016 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2016 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2016 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2016 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015 and is incorporated herein by reference.

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
10.17
Form of Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of February 19, 2014, by and among TCPC Funding I, LLC, as borrower, each lender and agent from time to time party thereto, Deutsche Bank AG, New York Branch, as administrative agent, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian (15)

10.18
Form of Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of June 9, 2014, by and among TCPC Funding I, LLC, as borrower, each lender and agent from time to time party thereto, Deutsche Bank AG, New York Branch, as administrative agent, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian (16)

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

Date	Signature	Title
February 29, 2016	/s/ Howard M. Levkowitz	Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)
Howard M. Levkowitz

February 29, 2016	/s/ Eric J. Draut	Director
Eric J. Draut

February 29, 2016	/s/ Franklin R. Johnson	Director
Franklin R. Johnson

February 29, 2016	/s/ Peter E. Schwab	Director
Peter E. Schwab

February 29, 2016	/s/ Brian F. Wruble	Director
Brian F. Wruble

February 29, 2016	/s/ Rajneesh Vig	President
Rajneesh Vig

February 29, 2016	/s/ Paul L. Davis	Chief Financial Officer (Principal Financial Officer
Paul L. Davis