Form 10-Q
period 2016-03-31
Special Value Continuation Partners, LP
filed 2016-05-10
CIK 1370754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2016

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

The number of the Registrant’s common limited partner interests outstanding as of March 31, 2016 was 820,099,971.

SPECIAL VALUE CONTINUATION PARTNERS, LP

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2016

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Statements of Assets and Liabilities

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Investments, at fair value:
Companies less than 5% owned (cost of $1,157,582,658 and $1,123,682,687, respectively)	$1,131,433,680	$1,099,208,475
Companies 5% to 25% owned (cost of $71,578,769 and $68,862,518, respectively)	70,467,574	69,008,931
Companies more than 25% owned (cost of $50,326,748 and $39,162,221 respectively)	25,243,374	14,702,319
Total investments (cost of $1,279,488,175 and $1,231,707,426, respectively)	1,227,144,628	1,182,919,725

Cash and cash equivalents	22,691,133	35,629,435
Accrued interest income:
Companies less than 5% owned	10,803,929	8,842,528
Companies 5% to 25% owned	1,011,550	741,306
Companies more than 25% owned	480,715	29,230
Deferred debt issuance costs	4,991,822	5,390,241
Unrealized appreciation on swaps	2,634,515	3,229,442
Options (cost of $331,077 and $51,750, respectively)	232,362	-
Prepaid expenses and other assets	1,031,368	2,047,131
Total assets	1,271,022,022	1,238,829,038

Liabilities
Debt, net of unamortized issuance costs	435,578,454	394,467,407
Payable for investments purchased	5,285,571	6,425,414
Incentive allocation payable	4,574,076	5,207,606
Interest payable	2,485,972	2,663,341
Payable to the Advisor	473,517	260,760
Accrued expenses and other liabilities	2,524,461	2,348,909
Total liabilities	450,922,051	411,373,437

Commitments and contingencies (Note 5)

Net assets applicable to common limited and general partners	$820,099,971	$827,455,601

Composition of net assets applicable to common limited and general partners
Paid-in capital in excess of par	981,033,295	981,033,295
Accumulated net investment income	24,609,259	25,141,636
Accumulated net realized losses	(135,114,610)	(132,485,958)
Accumulated net unrealized depreciation	(50,427,973)	(46,233,372)
Net assets applicable to common shareholders	$820,099,971	$827,455,601

See accompanying notes to the consolidated financial statements.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Unaudited)

March 31, 2016

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes

Debt Investments (A)

Accounting, Tax and Payroll Services
EGS Holdings, Inc. (Expert Global Solutions)	Holdco PIK Notes	LIBOR (A)	3.00%	10.00%	13.00%	10/3/2018	$64,783	$64,783	$64,754	0.01%
Expert Global Solutions, LLC	Second Lien Term Loan	LIBOR (Q)	1.50%	11.00%	12.50%	10/3/2018	$15,249,675	15,051,498	15,239,000	1.22%
								15,116,281	15,303,754	1.23%
Advertising, Public Relations Services
Doubleplay III Limited (Exterion Media) (United Kingdom)	First Lien Facility A1 Term Loan	EURIBOR(Q)	1.25%	5.75%	7.00%	3/18/2018	$12,249,157	16,015,147	13,659,550	1.09%	D/H
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 1 Term Loan (1.25% Exit Fee)	LIBOR (M)	0.33%	10.17%	10.80%	9/1/2018	$15,000,000	14,606,937	14,658,000	1.17%	H/L
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 1 Term Loan (1.25% Exit Fee)	LIBOR (M)	0.33%	10.17%	N/A	9/1/2018	$-	-	-	-	H/L
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 1 Term Loan (1.25% Exit Fee)	LIBOR (M)	0.33%	10.17%	N/A	9/1/2018	$-	-	-	-	H/L
								30,622,084	28,317,550	2.26%
Air Transportation
Aircraft Leased to Delta Air Lines, Inc.
N913DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	3/15/2017	$90,314	90,314	91,195	0.01%	F
N918DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	8/15/2018	$212,078	212,078	215,376	0.02%	F
N954DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	3/20/2019	$312,265	312,265	317,288	0.03%	F
N955DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	6/20/2019	$338,869	338,869	344,628	0.03%	F
N956DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	5/20/2019	$334,628	334,628	340,255	0.03%	F
N957DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	6/20/2019	$341,833	341,833	347,640	0.03%	F
N959DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	7/20/2019	$348,975	348,975	354,960	0.03%	F
N960DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	10/20/2019	$373,128	373,128	379,681	0.03%	F
N961DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	8/20/2019	$362,070	362,070	368,332	0.03%	F
N976DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	2/15/2018	$190,145	190,145	192,780	0.02%	F
Aircraft Leased to United Airlines, Inc.
N661UA	Aircraft Secured Mortgage	Fixed	-	12.00%	12.00%	5/4/2016	$226,408	226,408	229,295	0.02%	F
Cargojet Airways LTD. (Canada)	Aircraft Acquisition Loan A	LIBOR (M)	-	8.50%	9.00%	1/31/2023	$13,994,102	13,739,602	13,908,738	1.11%	H
Cargojet Airways LTD. (Canada)	Aircraft Acquisition Loan A1	LIBOR (M)	-	8.50%	9.00%	1/31/2023	$14,317,957	14,040,160	14,223,458	1.14%	H
Mesa Air Group, Inc.	Acquisition Delayed Draw Loan	LIBOR (M)	-	7.25%	N/A	6/17/2019	$-	-	359,738	0.03%
Mesa Air Group, Inc.	Acquisition Loan	LIBOR (M)	-	7.25%	7.75%	7/15/2022	$15,522,081	15,266,476	15,933,416	1.27%
								46,176,951	47,606,780	3.83%
Apparel Manufacturing
Broder Bros., Co.	First Lien Term Loan A (First Out)	LIBOR (Q)	1.25%	5.75%	7.00%	6/3/2021	$9,880,000	9,694,096	9,682,400	0.77%
Broder Bros., Co.	First Lien Term Loan B (Last Out)	LIBOR (Q)	1.25%	12.25%	13.50%	6/3/2021	$9,920,000	9,737,390	9,721,600	0.78%
JH Apparel Holdings, LLC	First Lien FILO Term Loan	LIBOR (M)	1.00%	9.60%	10.60%	4/8/2019	$3,431,102	3,410,355	3,430,416	0.27%
								22,841,841	22,834,416	1.82%
Business Support Services
Enerwise Global Technologies, Inc.	Sr Secured Revolving Loan	LIBOR (Q)	0.23%	8.52%	8.75%	11/30/2017	$-	(60,846)	(9,375)	0.00%	K
Enerwise Global Technologies, Inc.	Sr Secured Term Loan (1.0% Exit Fee)	LIBOR (Q)	0.23%	9.27%	9.90%	11/30/2019	$17,062,500	16,851,192	17,041,172	1.36%	L
STG-Fairway Acquisitions, Inc. (First Advantage)	Second Lien Term Loan	LIBOR (Q)	1.00%	9.25%	10.25%	6/30/2023	$31,000,000	30,557,032	30,631,100	2.45%
								47,347,378	47,662,897	3.81%
Chemicals
Anuvia Plant Nutrients Holdings, LLC	Sr Secured Term Loan (8.0 % Exit Fee)	LIBOR (M)	0.23%	10.27%	11.96%	2/1/2018	$11,131,431	11,479,236	11,533,832	0.92%	L
BioAmber, Inc.	Sr Secured Term Loan (8.0% Exit Fee)	LIBOR (M)	0.23%	9.27%	9.96%	12/1/2017	$9,195,542	9,502,449	9,803,827	0.78%	L
Green Biologics, Inc.	Sr Secured Delayed Draw Term Loan (10.0% Exit Fee)	Prime Rate	-	7.75%	11.25%	5/1/2018	$15,000,000	15,064,708	15,388,500	1.23%	L
								36,046,393	36,726,159	2.93%
Communications Equipment Manufacturing
Globecomm Systems, Inc.	First Lien Term Loan	LIBOR (Q)	1.25%	7.63%	10.13%	12/11/2018	$14,591,960	14,446,040	14,030,899	1.12%	B

Computer Equipment Manufacturing
Silicon Graphics International Corp.	First Lien Term Loan	LIBOR (Q)	1.00%	9.00%	10.00%	7/27/2018	$17,133,845	16,902,683	17,262,349	1.38%	J

Computer Systems Design and Related Services
Dealersocket, Inc.	Senior Secured 1st Lien Term Loan	LIBOR (M)	1.00%	10.00%	11.00%	2/10/2021	$17,500,000	16,818,334	17,272,500	1.38%
MSC Software Corporation	Second Lien Term Loan	LIBOR (M)	1.00%	7.50%	8.50%	5/29/2021	$6,993,035	6,942,215	6,014,011	0.48%
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan B	LIBOR (Q)	-	8.00%	8.62%	9/3/2018	$2,331,800	2,331,800	2,313,729	0.19%	H
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan	LIBOR (Q)	-	7.00%	7.62%	9/3/2018	$10,400,000	10,325,072	10,319,400	0.83%	H
OnX USA, LLC	First Lien Term Loan B	LIBOR (Q)	-	8.00%	8.62%	9/3/2018	$4,663,600	4,663,600	4,627,457	0.37%
OnX USA, LLC	First Lien Term Loan	LIBOR (Q)	-	7.00%	7.62%	9/3/2018	$5,200,000	5,166,205	5,159,700	0.41%
Vistronix, LLC	First Lien Revolver	LIBOR (Q)	0.50%	8.50%	9.00%	12/4/2018	$570,996	567,311	570,996	0.05%
Vistronix, LLC	First Lien Term Loan	LIBOR (M)	0.50%	8.50%	9.00%	12/4/2018	$6,123,145	6,078,080	5,971,597	0.48%
Waterfall International, Inc.	First Lien Delayed Draw Term Loan	LIBOR (Q)	-	11.67%	12.30%	9/1/2018	$4,800,000	4,746,857	4,775,040	0.38%
								57,639,474	57,024,430	4.57%
Data Processing and Hosting Services
Asset International, Inc.	Delayed Draw Term Loan	LIBOR (M)	1.00%	7.00%	8.00%	7/31/2020	$3,430,383	3,397,572	3,285,964	0.26%
Asset International, Inc.	Revolver Loan	LIBOR (M)	1.00%	7.00%	8.00%	7/31/2020	$807,920	800,627	807,920	0.06%
Asset International, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	7.00%	8.00%	7/31/2020	$8,088,844	7,965,280	7,755,988	0.62%
Rightside Group, Ltd.	Second Lien Term Loan	LIBOR (Q)	0.50%	8.75%	9.44%	8/6/2019	$4,687,500	3,981,596	4,701,094	0.38%
United TLD Holdco, Ltd. (Rightside) (Cayman Islands)	Second Lien Term Loan	LIBOR (Q)	0.50%	8.75%	9.44%	8/6/2019	$9,375,000	7,963,193	9,402,188	0.75%	H
								24,108,268	25,953,154	2.07%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Unaudited) (continued)

March 31, 2016

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes

Debt Investments (continued)
Electric Power Generation, Transmission and Distribution
Holocene Renewable Energy Fund 3, LLC (Conergy)	First Lien Term Loan	Fixed	-	9% Cash + 1% PIK	10.00%	9/10/2017	$7,480,101	$7,425,016	$7,405,300	0.59%
CGY UK Portfolio I Borrower LLC, (Conergy)	Senior Secured 1st Lien Term Loan	LIBOR (Q)	-	9.00%	9.63%	3/3/2018	$3,951,020	3,836,273	3,911,510	0.31%
								11,261,289	11,316,810	0.90%
Electrical Equipment Manufacturing
API Technologies Corp.	First Lien Term Loan	LIBOR (Q)	1.50%	8.50%	10.00%	2/6/2018	$6,165,986	6,134,699	6,209,456	0.50%
API Technologies Corp.	First Lien Term Loan	LIBOR (Q)	1.50%	8.50%	10.00%	2/6/2018	$3,991,338	3,929,828	4,019,477	0.32%
								10,064,527	10,228,933	0.82%

Electronic Component Manufacturing
Redaptive, Inc.	First Lien Delayed Draw Term Loan	LIBOR (Q)	-	10.72%	N/A	7/1/2018	$-	(109,040)	-	-	K
Soraa, Inc.	Tranche A Term Loan (3.0% Exit Fee)	LIBOR (M)	0.44%	9.33%	9.96%	3/1/2018	$22,500,000	21,639,076	22,066,875	1.77%	L
Soraa, Inc.	Tranche B Term Loan	LIBOR (M)	0.44%	9.33%	9.96%	9/1/2017	$1,687,500	1,586,960	1,677,459	0.13%
								23,116,996	23,744,334	1.90%
Equipment Leasing
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	-	12.00%	12.00%	11/1/2020	$9,951,348	9,951,348	9,951,348	0.80%	E/F
Essex Ocean, LLC (Solexel)	Sr Secured Term Loan	Fixed	-	8.00%	8.00%	8/15/2018	$2,401,475	2,401,475	2,416,724	0.19%
								12,352,823	12,368,072	0.99%
Financial Investment Activities
Institutional Shareholder Services, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	7.50%	8.50%	4/30/2022	$4,471,492	4,440,346	4,113,773	0.33%
iPayment, Inc.	First Lien Term Loan B2	LIBOR (Q)	1.50%	5.25%	6.75%	5/8/2017	$5,795,079	5,551,283	5,537,951	0.44%
Magnolia Finance V plc (Cayman Islands)	Asset-Backed Credit Linked Notes	Fixed	-	13.13%	13.13%	8/2/2021	$15,000,000	15,000,000	14,712,000	1.18%	E/H
								24,991,629	24,363,724	1.95%
Gaming
AP Gaming I, LLC	First Lien Revolver	LIBOR (M)	-	8.25%	8.42%	12/20/2018	$-	(1,810,948)	(1,562,500)	(0.13%)	K

Grocery Stores
Bashas, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.50%	8.80%	10.30%	10/8/2019	$9,961,649	9,923,539	10,002,491	0.80%

Hospitals
Evidera, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	9.00%	10.00%	7/1/2018	$3,759,668	3,740,870	3,813,243	0.31%
KPC Healthcare, Inc.	First Lien Term Loan	Prime Rate	-	8.25%	11.75%	8/28/2020	$17,112,571	16,761,359	16,902,086	1.35%
RegionalCare Hospital Partners, Inc.	Second Lien Term Loan	LIBOR (M)	1.00%	10.25%	11.25%	10/23/2019	$19,589,099	19,378,416	19,784,990	1.58%	G
								39,880,645	40,500,319	3.24%
Insurance Carriers
Acrisure, LLC	Second Lien Notes	LIBOR (Q)	1.00%	9.00%	10.00%	11/19/2022	$28,999,999	28,602,684	28,930,399	2.31%
Acrisure, LLC	Second Lien Incremental Notes	LIBOR (Q)	1.00%	9.00%	10.00%	11/19/2022	$–	-	-	0.00%
JSS Holdings, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	6.50%	7.50%	8/31/2021	$3,900,000	3,828,505	3,705,000	0.30%
US Apple Holdco, LLC (Ventiv Technology)	First Lien Term Loan	LIBOR (Q)	0.50%	11.50%	12.19%	8/29/2019	$20,000,000	19,409,136	19,945,000	1.60%
								51,840,325	52,580,399	4.21%
Insurance Related Activities
Confie Seguros Holding II Co.	Second Lien Term Loan	LIBOR (M)	1.25%	9.00%	10.25%	5/8/2019	$11,061,809	10,955,152	10,149,210	0.81%	G

Lessors of Nonfinancial Licenses
ABG Intermediate Holdings 2, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	5/27/2022	$15,990,714	15,857,265	15,311,109	1.23%
ABG Intermediate Holdings 2, LLC	Second Lien Incremental Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	5/27/2022	$3,474,715	3,441,943	3,327,039	0.27%
								19,299,208	18,638,148	1.50%
Management, Scientific, and Technical Consulting Services
Dodge Data & Analytics, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.75%	9.75%	10/31/2019	$24,519,068	24,022,010	23,761,429	1.90%

Medical Equipment and Supplies Manufacturing
Bioventus, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.00%	4/10/2020	$11,000,000	10,827,494	10,835,000	0.87%

Motion Picture and Video Industries
CORE Entertainment, Inc.	First Lien Term Loan	Fixed	-	11.00%	11.00%	6/21/2017	$9,462,231	9,497,311	4,388,110	0.35%	C
CORE Entertainment, Inc.	Second Lien Term Loan	Fixed	-	15.50%	15.50%	6/21/2018	$7,569,785	7,700,187	283,488	0.02%	C
								17,197,498	4,671,598	0.37%
Nondepository Credit Intermediation
Caribbean Financial Group (Cayman Islands)	Sr Secured Notes	Fixed	-	11.50%	11.50%	11/15/2019	$28,678,000	28,544,430	28,713,848	2.30%	E/G/H
Daymark Financial Acceptance, LLC	First Lien Delayed Draw Term Loan	LIBOR (Q)	-	9.50%	9.93%	1/12/2020	$7,500,000	7,251,261	7,279,850	0.58%
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.00%	3/26/2021	$16,224,469	16,051,432	15,762,072	1.26%
Trade Finance Funding I, Ltd. (Cayman Islands)	Secured Class B Notes	Fixed	-	10.75%	10.75%	11/13/2018	$15,084,000	15,084,000	14,857,740	1.19%	E/H
								66,931,123	66,613,510	5.33%
Oil and Gas Extraction
MD America Energy, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	8/4/2019	$8,095,238	7,796,529	6,213,095	0.50%

Other Chemical Products and Mineral Manufacturing
Nanosys, Inc.	Senior Secured 1st Lien Delayed Draw Term Loan (3.0% Exit Fee)	LIBOR (Q)	-	9.81%	10.50%	4/1/2019	$7,000,000	6,265,874	6,260,461	0.50%	L

Other Information Services
Simmons Research, LLC	First Lien Term Loan	LIBOR (Q)	0.50%	10.50%	11.13%	12/11/2020	$5,064,824	4,968,032	4,963,528	0.40%
SoundCloud Ltd. (United Kingdom)	Sr Secured Term Loan (2.0% Exit Fees)	LIBOR (Q)	0.28%	10.72%	11.00%	10/1/2018	$31,550,000	31,417,165	31,521,605	2.52%	H/L
TCH-2 Holdings, LLC (TravelClick)	Second Lien Term Loan	LIBOR (M)	1.00%	7.75%	8.75%	11/6/2021	$19,988,392	19,744,021	17,789,669	1.42%	G
								56,129,218	54,274,802	4.34%
Other Manufacturing
AGY Holding Corp.	Sr Secured Term Loan	Fixed	-	12.00%	12.00%	9/15/2016	$4,869,577	4,869,577	4,869,577	0.39%	B
AGY Holding Corp.	Second Lien Notes	Fixed	-	11.00%	11.00%	11/15/2016	$9,268,000	7,586,317	9,268,000	0.74%	B/E
Boomerang Tube, LLC	Subordinated Notes	LIBOR (M)	-	17.50%	17.50%	2/1/2021	$1,030,741	1,030,741	316,437	0.03%
								13,486,635	14,454,014	1.16%
Other Telecommunications
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	7.75%	9.00%	4/30/2021	$14,000,000	13,860,000	11,812,500	0.95%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Unaudited) (continued)

March 31, 2016

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes

Debt Investments (continued)
Other Publishing
MediMedia USA, Inc.	First Lien Revolver	LIBOR (M)	-	6.75%	7.19%	5/20/2018	$2,092,500	$1,581,943	$1,814,043	0.15%
MediMedia USA, Inc.	First Lien Term Loan	LIBOR (Q)	1.25%	6.75%	8.00%	11/20/2018	$5,681,239	5,590,849	5,553,412	0.44%	G
								7,172,792	7,367,455	0.59%
Pharmaceuticals
Lantheus Medical Imaging, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	6.00%	7.00%	6/30/2022	$5,955,000	5,867,304	5,210,625	0.42%

Plastics Manufacturing
Iracore International, Inc.	Sr Secured Notes	Fixed	-	9.50%	9.50%	6/1/2018	$13,600,000	13,600,000	8,636,000	0.69%	E/G

Radio and Television Broadcasting
Fuse, LLC	Sr Secured Notes	Fixed	-	10.38%	10.38%	7/1/2019	$7,312,000	7,312,000	5,672,890	0.45%	E/G
NEP/NCP Holdco, Inc.	Second Lien Term Loan	LIBOR (M)	1.25%	8.75%	10.00%	7/22/2020	$13,837,830	13,597,041	12,834,587	1.03%
								20,909,041	18,507,477	1.48%

Restaurants
RM OpCo, LLC (Real Mex)	Convertible Second Lien Term Loan Tranche B-1	Fixed	-	8.50%	8.50%	3/30/2018	$1,821,621	1,821,621	1,821,621	0.15%	B
RM OpCo, LLC (Real Mex)	First Lien Term Loan Tranche A	Fixed	-	7.00%	7.00%	3/30/2018	$4,851,479	4,568,092	4,851,479	0.39%	B
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B	Fixed	-	8.50%	8.50%	3/30/2018	$9,076,512	9,076,512	4,173,380	0.33%	B
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B-1	Fixed	-	8.50%	8.50%	3/30/2018	$2,858,503	2,843,081	2,858,503	0.23%	B
RM OpCo, LLC (Real Mex)	Sr Convertible Second Lien Term Loan B	Fixed	-	8.50%	8.50%	3/30/2018	$2,235,586	2,235,586	2,235,586	0.18%	B
								20,544,892	15,940,569	1.28%
Retail
Connexity, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.00%	2/13/2020	$6,274,125	6,274,125	5,987,397	0.48%
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.00%	8.50%	9.50%	9/25/2020	$12,961,897	12,836,513	13,091,516	1.05%
								19,110,638	19,078,913	1.53%
Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Sr Secured Notes	Fixed	-	10.00%	10.00%	10/1/2019	$9,393,000	9,393,000	6,860,807	0.55%	E/G/H

Scientific Research and Development Services
BPA Laboratories, Inc.	Senior Secured Notes	Fixed	-	12.25%	12.25%	4/1/2017	$38,932,000	39,001,750	39,126,660	3.13%	E/G

Software Publishing
Acronis International GmbH (Switzerland)	First Lien Term Loan	LIBOR (Q)	1.00%	9.50%	10.50%	6/9/2017	$29,102,364	29,017,558	28,459,202	2.28%	H
ArcServe (USA), LLC	Second Lien Term Loan	LIBOR (Q)	0.50%	8.50%	9.13%	1/31/2020	$30,000,000	29,553,221	27,810,000	2.23%
Autoalert, LLC	First Lien Term Loan	LIBOR (Q)	0.25%	4.75% Cash + 4% PIK	9.44%	3/31/2019	$34,914,412	34,452,971	34,807,923	2.78%
BlackLine Systems, Inc.	First Lien Term Loan	LIBOR (Q)	1.50%	0.4% Cash + 7.6% PIK	9.50%	9/25/2018	$14,865,144	14,204,371	15,013,796	1.20%
BlackLine Systems, Inc.	Senior Secured 1st Lien Incremental Term Loan	LIBOR (Q)	1.50%	0.4% Cash + 7.6% PIK	9.50%	9/25/2018	$3,746,911	3,672,813	3,784,381	0.30%
BlackLine Systems, Inc.	Senior Secured Revolver	LIBOR (Q)	0.50%	6.00%	6.50%	9/25/2018	$–	-	-	0.00%
Bluehornet Networks, Inc.	First Lien Term Loan	LIBOR (Q)	-	9.50%	10.13%	12/3/2020	$5,986,525	5,816,826	5,806,930	0.46%
Edmentum, Inc.	Jr Revolving Facility	Fixed	-	5.00%	5.00%	6/9/2020	$1,179,005	1,179,005	1,179,008	0.09%	B
Edmentum Ultimate Holdings, LLC	Sr PIK Notes	Fixed	-	8.50%	8.50%	6/9/2020	$2,668,539	2,668,539	2,668,539	0.21%	B
Edmentum Ultimate Holdings, LLC	Jr PIK Notes	Fixed	-	10.00%	10.00%	6/9/2020	$12,089,634	11,502,196	11,630,228	0.93%	B
Fidelis Acquisitionco, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.00%	11/4/2019	$42,136,100	41,435,793	41,872,749	3.35%
Fidelis Acquisitionco, LLC	Sr Secured Revolver	LIBOR (Q)	1.00%	8.00%	9.00%	11/4/2019	$3,182,143	3,182,143	3,162,254	0.25%
Soasta, Inc.	Senior Secured 1st Lien Term Loan (4.0% Exit Fees)	LIBOR (M)	-	9.56%	10.25%	4/1/2019	$17,880,435	17,531,265	17,546,071	1.40%	L
Utilidata, Inc.	First Lien Delayed Draw Term Loan (1.0% Exit Fee)	LIBOR (M)	0.62%	9.88%	10.50%	1/1/2019	$3,200,000	2,935,491	2,960,000	0.24%	L
Virgin Pulse Inc.	First Lien Term Loan	LIBOR (Q)	-	8.00%	8.69%	5/21/2020	$7,500,000	7,405,248	7,500,000	0.60%
								204,557,440	204,201,081	16.32%
Specialty Hospitals
Pacific Coast Holdings Investment, LLC	Senior Secured 1st Lien Delayed Draw Term Loan	LIBOR (M)	2.00%	9.70%	11.70%	10/23/2019	$10,828,233	10,682,146	10,778,964	0.86%

Textile Furnishings Mills
Lexmark Carpet Mills, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.00%	12/19/2019	$23,740,530	23,740,530	23,538,736	1.88%
Lexmark Carpet Mills, Inc.	First Lien Term Loan B	LIBOR (Q)	1.00%	10.00%	11.00%	12/19/2019	$8,143,554	7,966,820	8,074,333	0.65%
								31,707,350	31,613,069	2.53%
Utility System Construction
Kawa Solar Holdings Limited	Revolving Credit Facility	Fixed	-	8.20%	8.20%	7/2/2017	$25,000,000	25,000,000	25,000,000	2.00%

Wired Telecommunications Carriers
Alpheus Communications, LLC	First Lien Delayed Draw FILO Term Loan	LIBOR (Q)	1.00%	7.42%	8.42%	5/31/2018	$1,057,865	1,040,826	1,053,025	0.08%
Alpheus Communications, LLC	First Lien FILO Term Loan	LIBOR (Q)	1.00%	7.42%	8.42%	5/31/2018	$7,887,269	7,808,859	7,857,297	0.64%
Integra Telecom Holdings, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	8.50%	9.75%	2/22/2020	$13,231,193	13,049,863	12,644,125	1.01%
Oxford County Telephone and Telegraph Company	First Lien Term Loan	LIBOR (Q)	1.00%	7.13%	8.13%	8/31/2020	$3,985,000	3,931,343	3,888,364	0.31%
								25,830,891	25,442,811	2.04%
Wireless Telecommunications Carriers
Gogo, LLC	First Lien Term Loan	LIBOR (Q)	1.50%	9.75%	11.25%	3/21/2018	$31,282,448	31,392,951	31,595,272	2.53%	G

Total Debt Investments								1,204,409,154	1,173,308,440	93.88%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Unaudited) (continued)

March 31, 2016

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes

Equity Securities
Advertising and Public Relations Services
InMobi, Inc. (Singapore)	Warrants to Purchase Stock						562,496	$230,569	$232,936	0.02%	C/E/H

Air Transportation
Aircraft Leased to Delta Air Lines, Inc.
N913DL	Trust Beneficial Interests						1,396	84,539	104,727	0.01%	E/F
N918DL	Trust Beneficial Interests						1,111	84,851	125,377	0.01%	E/F
N954DL	Trust Beneficial Interests						1,027	92,696	79,295	0.01%	E/F
N955DL	Trust Beneficial Interests						986	88,799	107,287	0.01%	E/F
N956DL	Trust Beneficial Interests						996	88,771	103,825	0.01%	E/F
N957DL	Trust Beneficial Interests						986	89,120	104,669	0.01%	E/F
N959DL	Trust Beneficial Interests						976	89,472	105,536	0.01%	E/F
N960DL	Trust Beneficial Interests						949	90,874	105,396	0.01%	E/F
N961DL	Trust Beneficial Interests						967	90,478	101,106	0.01%	E/F
N976DL	Trust Beneficial Interests						1,196	86,870	100,450	0.01%	E/F
Aircraft Leased to United Airlines, Inc.
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests						683	3,522,337	3,400,136	0.27%	E/F
United N661UA-767, LLC (N661UA)	Trust Beneficial Interests						665	3,437,565	3,350,908	0.27%	E/F
Epic Aero, Inc. (One Sky)	Warrants to Purchase Common Stock						1,843	855,313	2,574,168	0.21%	C/E
								8,701,685	10,362,880	0.85%
Business Support Services
Findly Talent, LLC	Membership Units						708,229	230,938	143,062	0.01%	C/E
STG-Fairway Holdings, LLC (First Advantage)	Class A Units						841,479	325,432	2,190,875	0.18%	C/E
								556,370	2,333,937	0.19%
Chemicals
Green Biologics, Inc.	Warrants to Purchase Stock						615,000	272,594	224,847	0.02%	C/E

Communications Equipment Manufacturing
Wasserstein Cosmos Co-Invest, L.P. (Globecomm)	Limited Partnership Units						5,000,000	5,000,000	3,721,000	0.30%	B/C/E

Computer Systems Design and Related Services
Waterfall International, Inc.	Series B Preferred Stock						1,428,571	1,000,000	999,143	0.08%	C/E
Waterfall International, Inc.	Warrants to Purchase Stock						600,000	57,026	61,540	-	C/E
								1,057,026	1,060,683	0.08%
Data Processing and Hosting Services
Anacomp, Inc.	Class A Common Stock						1,255,527	26,711,048	1,581,964	0.12%	C/E/F
Rightside Group, Ltd.	Warrants						498,855	2,778,622	713,622	0.06%	C/E
								29,489,670	2,295,586	0.18%
Electrical Equipment Manufacturing
NEXTracker, Inc.	Series B Preferred Stock						558,884	-	3,120,920	0.24%	C/E
NEXTracker, Inc.	Series C Preferred Stock						17,640	-	98,505	0.01%	C/E
								-	3,219,425	0.25%
Electronic Component Manufacturing
Soraa, Inc.	Warrants to Purchase Common Stock						3,150,000	499,189	452,970	0.04%	C/E

Equipment Leasing
36th Street Capital Partners Holdings, LLC	Membership Units						2,487,837	2,487,837	2,550,282	0.20%	C/E/F
Essex Ocean II, LLC	Membership Units						199,430	199,430	189,638	0.02%	C/E/F
								2,687,267	2,739,920	0.22%

Financial Investment Activities
GACP I, LP	Membership Units						8,394,061	8,513,198	8,512,444	0.68%	E/I
Marsico Holdings, LLC	Common Interest Units						168,698	172,694	1,687	-	C/E/I
								8,685,892	8,514,131	0.68%

Metal and Mineral Mining
EPMC HoldCo, LLC	Membership Units						1,312,720	-	315,053	0.03%	B/E

Other Chemical Products and Mineral Manufacturing
Nanosys, Inc.	Warrants to Purchase Common Stock						800,000	635,135	635,068	0.05%	C/E

Other Information Services
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock						946,498	79,082	79,221	0.01%	C/E/H

Other Manufacturing
Boomerang Tube Holdings, Inc.	Common Stock						24,288	243	243	-	C/E
KAGY Holding Company, Inc.	Series A Preferred Stock						9,778	1,091,200	6,164,484	0.49%	B/C/E
Precision Holdings, LLC	Class C Membership Interest						33	-	1,434	-	C/E
								1,091,443	6,166,161	0.49%
Radio and Television Broadcasting
Fuse Media, LLC	Warrants to Purchase Common Stock						233,470	300,322	23	-	C/E

Restaurants
RM Holdco, LLC (Real Mex)	Equity Participation						24	-	-	-	B/C/E
RM Holdco, LLC (Real Mex)	Membership Units						13,161,000	2,010,777	-	-	B/C/E
								2,010,777	-	-
Retail
Shop Holding, LLC (Connexity)	Class A Units						507,167	480,049	59,947	-	C/E
Shop Holding, LLC (Connexity)	Warrants to Purchase Class A Units						326,691	-	33	-	C/E
								480,049	59,980	-

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Unaudited) (continued)

March 31, 2016

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes

Equity Securities (continued)
Software Publishing
Blackline Intermediate, Inc.	Warrants to Purchase Common Stock						1,232,731	$522,678	$1,475,702	0.11%	C/E
Edmentum Ultimate Holdings, LLC	Class A Common Units						159,515	680,226	680,218	0.05%	B/C/E
Soasta, Inc.	Warrants to Purchase Series F Preferred Stock						715,217	192,651	19,311	0.00%	C/E
Utilidata, Inc.	Warrants to Purchase Stock						719,998	216,336	204,999	0.02%	C/E
								1,611,891	2,380,230	0.18%
Wired Telecommunications Carriers
Integra Telecom, Inc.	Common Stock						1,274,522	8,433,884	5,269,511	0.41%	C/E
Integra Telecom, Inc.	Warrants						346,939	19,920	221,174	0.02%	C/E
V Telecom Investment S.C.A. (Vivacom) (Luxembourg)	Common Shares						1,393	3,236,256	3,551,452	0.28%	C/D/E/H
								11,690,060	9,042,137	0.71%

Total Equity Securities								75,079,021	53,836,188	4.30%

Total Investments								$1,279,488,175	$1,227,144,628

Cash and Cash Equivalents
Cash Denominated in Foreign Currencies									135,503	0.01%
Cash Held on Account at Various Institutions									22,555,630	1.81%
Cash and Cash Equivalents									22,691,133	1.82%

Total Cash and Investments									$1,249,835,761	100.00%	M

Notes to Consolidated Schedule of Investments:

(A)	Investments in bank debt generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.

(B)	Non-controlled affiliate – as defined under the Investment Company Act of 1940 (ownership of between 5% and 25% of the outstanding voting securities of this issuer). See Consolidated Schedule of Changes in Investments in Affiliates.

(C)	Non-income producing security.

(D)	Investment denominated in foreign currency. Amortized cost and fair value converted from foreign currency to US dollars. Foreign currency denominated investments are generally hedged for currency exposure. At March 31, 2016, such hedging activities included the derivatives listed at the end of the Consolidated Schedule of Investments. (See Note 2)

(E)	Restricted security. (See Note 2)

(F)	Controlled issuer – as defined under the Investment Company Act of 1940 (ownership of 25% or more of the outstanding voting securities of this issuer). Investment is not more than 50% owned nor deemed to be a significant subsidiary. See Consolidated Schedule of Changes in Investments in Affiliates.

(G)	Investment has been segregated to collateralize certain unfunded commitments.

(H)	Non-U.S. company or principal place of business outside the U.S. and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Partnership's total assets.

(I)	Deemed an investment company under Section 3(c) of the Investment Company Act and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Partnership's total assets.

(J)	Publicly traded company with a market capitalization greater than $250 million and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Partnership's total assets.

(K)	Negative balances relate to an unfunded commitment that was acquired and/or valued at a discount.

(L)	In addition to the stated coupon, investment has an exit fee payable upon repayment of the loan in an amount equal to the percentage of the original principal amount shown.

(M)	All cash and investments, except those referenced in Notes G above, are pledged as collateral under certain debt as described in Note 4 to the Consolidated Financial Statements.

LIBOR or EURIBOR resets monthly (M), quarterly (Q), semiannually (S), or annually (A).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $114,058,454 and $66,139,802 respectively, for the three months ended March 31, 2016. Aggregate acquisitions includes investment assets received as payment in kind.  Aggregate dispositions includes principal paydowns on and maturities of debt investments.  The total value of restricted securities and bank debt as of March 31, 2016 was $1,226,623,191, or 98.2% of total cash and investments of the Partnership.As of March 31, 2016, approximately 18.9% of the total assets of the Partnership were not qualifying assets under Section 55(a) of the 1940 Act.

Options and swaps at March 31, 2016 were as follows:

Investment	Notional Amount	Fair Value

Interest Rate Cap with Deutsche Bank AG, 4%, expires 5/15/2016	$25,000,000	$-
Euro/US Dollar Cross-Currency Basis Swap with Wells Fargo Bank, N.A., Pay Euros/Receive USD, Expires 3/31/2017	$16,401,467	$2,634,515
GBP, Put Option, $1.47370, expires 3/3/17	£2,681,021	$232,362

See accompanying notes to the consolidated financial statements.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments

December 31, 2015

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Value	% of Total Cash and Investments	Notes

Debt Investments (A)

Accounting, Tax and Payroll Services
EGS Holdings, Inc. (Expert Global Solutions)	Holdco PIK Notes	LIBOR (A)	3.00%	10.00%	13.00%	10/3/2018	$64,783	$64,783	$64,783	0.01%
Expert Global Solutions, LLC	Second Lien Term Loan	LIBOR (Q)	1.50%	11.00%	12.50%	10/3/2018	$15,249,675	15,041,186	15,249,675	1.25%
								15,105,969	15,314,458	1.26%
Advertising, Public Relations Services
Doubleplay III Limited (Exterion Media) (United Kingdom)	First Lien Facility A1 Term Loan	EURIBOR (Q)	1.25%	5.75%	7.00%	3/18/2018	€12,249,157	15,931,220	13,171,984	1.08%	D/H
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 1 Term Loan (1.25% Exit Fee)	LIBOR (M)	0.33%	10.17%	10.50%	9/1/2018	$13,145,041	12,695,719	12,776,341	1.05%	H/L
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 1 Term Loan (1.25% Exit Fee)	LIBOR (M)	0.33%	10.17%	N/A	9/1/2018	$-	-	-	-	H/L
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 1 Term Loan (1.25% Exit Fee)	LIBOR (M)	0.33%	10.17%	N/A	9/1/2018	$-	-	-	-	H/L
								28,626,939	25,948,325	2.13%
Air Transportation
Aircraft Leased to Delta Air Lines, Inc.
N913DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	3/15/2017	$114,196	114,196	115,617	0.01%	F
N918DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	8/15/2018	$233,219	233,219	237,494	0.02%	F
N954DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	3/20/2019	$336,554	336,554	342,734	0.03%	F
N955DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	6/20/2019	$362,232	362,232	369,162	0.03%	F
N956DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	5/20/2019	$358,380	358,380	365,197	0.03%	F
N957DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	6/20/2019	$365,401	365,401	372,392	0.03%	F
N959DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	7/20/2019	$372,361	372,361	379,522	0.03%	F
N960DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	10/20/2019	$396,169	396,169	403,869	0.03%	F
N961DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	8/20/2019	$385,667	385,667	393,115	0.03%	F
N976DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	2/15/2018	$214,686	214,686	218,321	0.02%	F
Aircraft Leased to United Airlines, Inc.
N659UA	Aircraft Secured Mortgage	Fixed	-	12.00%	12.00%	2/28/2016	$313,315	313,315	318,980	0.03%	F
N661UA	Aircraft Secured Mortgage	Fixed	-	12.00%	12.00%	5/4/2016	$557,684	557,684	570,303	0.05%	F
Cargojet Airways LTD. (Canada)	Aircraft Acquisition Loan A	LIBOR (M)	-	8.50%	8.75%	1/31/2023	$14,250,773	13,982,969	14,252,198	1.17%	H
Cargojet Airways LTD. (Canada)	Aircraft Acquisition Loan A1	LIBOR (M)	-	8.50%	N/A	1/31/2023	$-	-	-	-	H
Mesa Air Group, Inc.	Acquisition Delayed Draw Loan	LIBOR (M)	-	7.25%	N/A	6/17/2019	$-	-	278,288	0.02%
Mesa Air Group, Inc.	Acquisition Loan	LIBOR (M)	-	7.25%	7.62%	7/15/2022	$15,997,019	15,724,234	16,324,958	1.34%
								33,717,067	34,942,150	2.87%
Apparel Manufacturing
Broder Bros., Co.	First Lien Term Loan A (First Out)	LIBOR (Q)	1.25%	5.75%	7.00%	6/3/2021	$9,940,000	9,743,116	9,741,200	0.80%
Broder Bros., Co.	First Lien Term Loan B (Last Out)	LIBOR (Q)	1.25%	12.25%	13.50%	6/3/2021	$9,960,000	9,762,553	9,760,800	0.80%
JH Apparel Holdings, LLC	First Lien FILO Term Loan	LIBOR (M)	1.00%	9.60%	10.60%	4/8/2019	$3,669,926	3,645,226	3,669,926	0.30%
								23,150,895	23,171,926	1.90%
Business Support Services
Enerwise Global Technologies, Inc.	Sr Secured Revolving Loan	LIBOR (Q)	0.23%	8.52%	8.75%	11/30/2017	$-	(69,938)	(123,750)	(0.01%)	K
Enerwise Global Technologies, Inc.	Sr Secured Term Loan (1.0% Exit Fee)	LIBOR (Q)	0.23%	9.27%	9.50%	11/30/2019	$17,281,250	17,043,402	16,996,109	1.39%	L
STG-Fairway Acquisitions, Inc. (First Advantage)	Second Lien Term Loan	LIBOR (Q)	1.00%	9.25%	10.25%	6/30/2023	$31,000,000	30,546,700	31,883,500	2.62%
								47,520,164	48,755,859	4.00%
Chemicals
Anuvia Plant Nutrients Holdings, LLC	Sr Secured Term Loan (8.0 % Exit Fee)	LIBOR (M)	0.23%	10.27%	10.50%	2/1/2018	$7,700,000	7,993,675	8,059,280	0.66%	L
BioAmber, Inc.	Sr Secured Term Loan (8.25% Exit Fee)	LIBOR (M)	0.23%	9.27%	9.50%	12/1/2017	$10,000,000	10,226,245	10,509,000	0.86%	L
Green Biologics, Inc.	Sr Secured Delayed Draw Term Loan (10.0% Exit Fee)	Prime Rate	-	7.75%	11.25%	5/1/2018	$15,000,000	14,927,838	15,175,500	1.25%	L
								33,147,758	33,743,780	2.77%
Communications Equipment Manufacturing
Globecomm Systems, Inc.	First Lien Term Loan	LIBOR (Q)	1.25%	7.63%	8.88%	12/11/2018	$14,629,280	14,482,987	14,256,233	1.17%	B

Computer Equipment Manufacturing
Silicon Graphics International Corp.	First Lien Term Loan	LIBOR (Q)	1.00%	9.00%	10.00%	7/27/2018	$18,432,723	18,157,715	18,570,968	1.52%	J

Computer Systems Design and Related Services
Autoalert, LLC	First Lien Term Loan	LIBOR (Q)	0.25%	4.75% Cash + 4% PIK	9.00%	3/31/2019	$34,564,922	34,069,278	34,459,499	2.83%
MSC Software Corporation	Second Lien Term Loan	LIBOR (M)	1.00%	7.50%	8.50%	5/29/2021	$6,993,035	6,938,605	6,153,871	0.51%
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan B	LIBOR (Q)	-	8.00%	8.32%	9/3/2018	$2,337,733	2,337,733	2,355,266	0.19%	H
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan	LIBOR (Q)	-	7.00%	7.32%	9/3/2018	$10,426,667	10,343,578	10,322,400	0.85%	H
OnX USA, LLC	First Lien Term Loan B	LIBOR (Q)	-	8.00%	8.32%	9/3/2018	$4,675,467	4,675,467	4,710,533	0.39%
OnX USA, LLC	First Lien Term Loan	LIBOR (Q)	-	7.00%	7.32%	9/3/2018	$5,213,333	5,175,467	5,161,200	0.42%
Vistronix, LLC	First Lien Revolver	LIBOR (Q)	0.50%	8.50%	9.00%	12/4/2018	$365,437	361,329	365,437	0.03%
Vistronix, LLC	First Lien Term Loan	LIBOR (M)	0.50%	8.50%	9.00%	12/4/2018	$6,205,583	6,155,701	6,050,443	0.50%
Waterfall International, Inc.	First Lien Delayed Draw Term Loan	LIBOR (Q)	-	11.67%	12.00%	9/1/2018	$4,800,000	4,678,943	4,733,280	0.39%
								74,736,101	74,311,929	6.11%
Data Processing and Hosting Services
Asset International, Inc.	Delayed Draw Term Loan	LIBOR (M)	1.00%	7.00%	8.00%	7/31/2020	$3,430,383	3,396,023	3,404,827	0.28%
Asset International, Inc.	Revolver Loan	LIBOR (M)	1.00%	7.00%	8.00%	7/31/2020	$242,376	234,663	242,376	0.02%
Asset International, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	7.00%	8.00%	7/31/2020	$8,109,426	7,979,611	8,050,389	0.66%
Rightside Group, Ltd.	Second Lien Term Loan	LIBOR (Q)	0.50%	8.75%	9.38%	8/6/2019	$4,750,000	3,991,890	4,828,375	0.40%
United TLD Holdco, Ltd. (Rightside) (Cayman Islands)	Second Lien Term Loan	LIBOR (Q)	0.50%	8.75%	9.38%	8/6/2019	$9,500,000	7,983,779	9,656,750	0.79%	H
								23,585,966	26,182,717	2.15%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (continued)

December 31, 2015

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Value	% of Total Cash and Investments	Notes

Debt Investments (continued)
Electric Power Generation, Transmission and Distribution
Holocene Renewable Energy Fund 3, LLC (Conergy)	First Lien Term Loan	Fixed	-	9% Cash + 1% PIK	10.00%	9/10/2017	$7,461,240	$7,397,199	$7,386,628	0.61%

Electrical Equipment Manufacturing
API Technologies Corp.	First Lien Term Loan	LIBOR (Q)	1.50%	8.50%	10.00%	2/6/2018	$6,165,986	6,130,433	6,058,081	0.50%
API Technologies Corp.	First Lien Term Loan	LIBOR (Q)	1.50%	8.50%	10.00%	2/6/2018	$3,991,338	3,921,387	3,921,490	0.32%
								10,051,820	9,979,571	0.82%

Electronic Component Manufacturing
Central MN Renewables, LLC (Green Biologics)	Sr Secured Revolver (3.0% Exit Fee)	Fixed	-	8.25%	N/A	1/1/2016	$-	-	-	-	L
Redaptive, Inc.	First Lien Delayed Draw Term Loan	LIBOR (Q)	-	10.72%	N/A	7/1/2018	$-	(121,106)	-	-	K
Soraa, Inc.	Tranche A Term Loan (3.0% Exit Fee)	LIBOR (M)	0.44%	9.33%	9.77%	3/1/2018	$22,500,000	21,452,673	21,411,000	1.76%	L
Soraa, Inc.	Tranche B Term Loan	LIBOR (M)	0.44%	9.33%	9.77%	9/1/2017	$1,687,500	1,571,025	1,567,434	0.13%
								22,902,592	22,978,434	1.89%
Equipment Leasing
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	-	12.00%	12.00%	11/1/2020	$900,000	900,000	900,000	0.07%	E/F
Essex Ocean, LLC	Sr Secured Term Loan	Fixed	-	8.00%	8.00%	3/25/2019	$-	-	-	-
Essex Ocean, LLC (Solexel)	Sr Secured Term Loan	Fixed	-	8.00%	8.00%	8/15/2018	$2,631,033	2,631,033	2,641,294	0.22%
								3,531,033	3,541,294	0.29%
Financial Investment Activities
Institutional Shareholder Services, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	7.50%	8.50%	4/30/2022	$4,471,492	4,437,802	4,270,275	0.35%
iPayment, Inc.	First Lien Term Loan B2	LIBOR (Q)	1.50%	5.25%	6.75%	5/8/2017	$6,763,751	6,425,563	6,502,839	0.53%
Magnolia Finance V plc (Cayman Islands)	Asset-Backed Credit Linked Notes	Fixed	-	13.13%	13.13%	8/2/2021	$15,000,000	15,000,000	14,881,500	1.22%	E/H
								25,863,365	25,654,614	2.10%
Gaming
AP Gaming I, LLC	First Lien Revolver	LIBOR (M)	-	8.25%	N/A	12/20/2018	$-	(1,862,302)	(1,250,000)	(0.10%)	K

Grocery Stores
Bashas, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.50%	7.00%	8.50%	10/8/2019	$10,033,866	9,995,480	10,111,127	0.83%

Hospitals
Evidera, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	9.00%	10.00%	7/1/2018	$3,907,686	3,888,148	3,912,571	0.32%
KPC Healthcare, Inc.	First Lien Term Loan	Prime Rate	-	8.25%	11.75%	8/28/2020	$17,157,214	16,790,143	17,043,118	1.40%
RegionalCare Hospital Partners, Inc.	Second Lien Term Loan	LIBOR (M)	1.00%	10.25%	11.25%	10/23/2019	$21,017,525	20,777,746	20,807,350	1.71%	G
								41,456,037	41,763,039	3.43%
Insurance Carriers
Acrisure, LLC	Second Lien Incremental Notes	LIBOR (Q)	1.00%	9.00%	10.00%	11/19/2022	$7,080,555	6,944,926	7,063,562	0.58%
Acrisure, LLC	Second Lien Notes	LIBOR (Q)	1.00%	9.00%	10.00%	11/19/2022	$12,720,998	12,542,859	12,690,468	1.04%
Acrisure, LLC	Second Lien Incremental Notes	LIBOR (Q)	1.00%	9.00%	10.00%	11/19/2022	$3,846,850	3,795,306	3,837,597	0.31%
JSS Holdings, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	6.25%	7.25%	8/31/2021	$3,950,000	3,874,773	3,732,750	0.31%
US Apple Holdco, LLC (Ventiv Technology)	First Lien Term Loan	LIBOR (Q)	0.50%	11.50%	12.00%	8/29/2019	$20,000,000	19,375,352	19,936,000	1.64%
								46,533,216	47,260,377	3.88%
Insurance Related Activities
Confie Seguros Holding II Co.	Second Lien Term Loan	LIBOR (M)	1.25%	9.00%	10.25%	5/8/2019	$11,061,809	10,950,946	10,951,191	0.90%	G

Lessors of Nonfinancial Licenses
ABG Intermediate Holdings 2, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	5/27/2022	$15,990,714	15,853,293	15,690,888	1.29%
ABG Intermediate Holdings 2, LLC	Second Lien Incremental Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	5/27/2022	$3,474,715	3,440,934	3,409,564	0.28%
								19,294,227	19,100,452	1.57%
Management, Scientific, and Technical Consulting Services
Dodge Data & Analytics, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.75%	9.75%	10/31/2019	$24,693,587	24,159,891	24,267,623	1.99%

Medical Equipment and Supplies Manufacturing
Bioventus, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.00%	4/10/2020	$11,000,000	10,819,241	10,835,000	0.89%

Motion Picture and Video Industries
CORE Entertainment, Inc.	First Lien Term Loan	Fixed	-	11.00%	11.00%	6/21/2017	$9,462,231	9,425,030	4,667,719	0.38%
CORE Entertainment, Inc.	Second Lien Term Loan	Fixed	-	15.50%	15.50%	6/21/2018	$7,569,785	7,700,187	291,058	0.02%	C
								17,125,217	4,958,777	0.40%
Nondepository Credit Intermediation
Caribbean Financial Group (Cayman Islands)	Sr Secured Notes	Fixed	-	11.50%	11.50%	11/15/2019	$26,975,000	26,829,614	26,705,250	2.19%	E/G/H
Daymark Financial Acceptance, LLC	First Lien Delayed Draw Term Loan	LIBOR (Q)	-	9.50%	9.92%	1/12/2020	$5,000,000	4,621,333	4,919,250	0.40%
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.00%	3/26/2021	$16,305,999	16,125,251	16,133,156	1.32%
Trade Finance Funding I, Ltd. (Cayman Islands)	Secured Class B Notes	Fixed	-	10.75%	10.75%	11/13/2018	$15,084,000	15,084,000	14,857,740	1.22%	E/H
								62,660,198	62,615,396	5.13%
Oil and Gas Extraction
Jefferson Gulf Coast Energy Partners, LLC	First Lien Term Loan B	Prime Rate	-	7.50%	11.00%	2/27/2018	$14,812,500	14,714,767	13,479,375	1.11%
MD America Energy, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	8/4/2019	$8,095,238	7,784,717	6,773,043	0.56%
								22,499,484	20,252,418	1.67%
Other Information Services
Simmons Research, LLC	First Lien Term Loan	LIBOR (Q)	0.50%	10.50%	11.13%	12/11/2020	$5,128,936	5,026,844	5,026,357	0.41%
TCH-2 Holdings, LLC (TravelClick)	Second Lien Term Loan	LIBOR (M)	1.00%	7.75%	8.75%	11/6/2021	$19,988,392	19,735,864	18,789,089	1.54%	G
								24,762,708	23,815,446	1.95%
Other Manufacturing
AGY Holding Corp.	Sr Secured Term Loan	Fixed	-	12.00%	12.00%	9/15/2016	$4,869,577	4,869,577	4,869,577	0.40%	B
AGY Holding Corp.	Second Lien Notes	Fixed	-	11.00%	11.00%	11/15/2016	$9,268,000	7,586,317	9,268,000	0.76%	B/E
Boomerang Tube, LLC	Second Lien Term Loan	LIBOR (Q)	1.50%	9.50%	11.00%	10/11/2017	$3,825,453	4,010,758	1,759,709	0.14%	C
Boomerang Tube, LLC	Super Priority Debtor-in-Possession	Prime Rate	-	10.00%	13.50%	11/30/2015	$1,124,444	1,124,444	1,124,444	0.09%
								17,591,096	17,021,730	1.39%
Other Telecommunications
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	7.75%	9.00%	4/30/2021	$14,000,000	13,860,000	7,924,000	0.65%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (continued)

December 31, 2015

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Value	% of Total Cash and Investments	Notes

Debt Investments (continued)
Other Publishing
MediMedia USA, Inc.	First Lien Revolver	LIBOR (M)	-	6.75%	7.18%	5/20/2018	$3,456,500	$2,886,378	$3,003,668	0.25%
MediMedia USA, Inc.	First Lien Term Loan	LIBOR (Q)	1.25%	6.75%	8.00%	11/20/2018	$5,681,239	5,582,994	5,425,584	0.45%	G
								8,469,372	8,429,252	0.70%
Pharmaceuticals
Lantheus Medical Imaging, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	6.00%	7.00%	6/30/2022	$5,970,000	5,879,117	5,492,400	0.45%

Plastics Manufacturing
Iracore International, Inc.	Sr Secured Notes	Fixed	-	9.50%	9.50%	6/1/2018	$13,600,000	13,600,000	8,918,010	0.73%	E/G

Radio and Television Broadcasting
Fuse, LLC	Sr Secured Notes	Fixed	-	10.38%	10.38%	7/1/2019	$7,312,000	7,312,000	5,776,480	0.47%	E/G
NEP/NCP Holdco, Inc.	Second Lien Term Loan	LIBOR (M)	1.25%	8.75%	10.00%	7/22/2020	$10,000,000	10,019,257	9,450,000	0.78%
The Tennis Channel, Inc.	First Lien Term Loan	LIBOR (Q)	-	8.50%	8.88%	5/29/2017	$32,520,727	32,351,929	32,675,201	2.68%
								49,683,186	47,901,681	3.93%

Restaurants
RM OpCo, LLC (Real Mex)	Convertible Second Lien Term Loan Tranche B-1	Fixed	-	8.50%	8.50%	3/30/2018	$1,783,036	1,779,352	1,783,036	0.15%	B
RM OpCo, LLC (Real Mex)	First Lien Term Loan Tranche A	Fixed	-	7.00%	7.00%	3/21/2016	$3,719,155	3,717,664	3,719,155	0.31%	B
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B	Fixed	-	8.50%	8.50%	3/30/2018	$8,884,258	8,884,258	4,490,993	0.37%	B
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B-1	Fixed	-	8.50%	8.50%	3/30/2018	$2,797,956	2,782,534	2,797,956	0.23%	B
RM OpCo, LLC (Real Mex)	Sr Convertible Second Lien Term Loan B	Fixed	-	8.50%	8.50%	3/30/2018	$2,188,233	2,188,233	2,188,233	0.18%	B
								19,352,041	14,979,373	1.24%
Retail
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.00%	8.50%	9.50%	9/25/2020	$13,185,494	13,049,991	13,317,349	1.09%
Connexity, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.00%	2/13/2020	$6,354,563	6,354,563	6,237,956	0.51%
								19,404,554	19,555,305	1.60%
Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Sr Secured Notes	Fixed	-	10.00%	10.00%	10/1/2019	$9,393,000	9,393,000	7,336,027	0.60%	E/G/H

Scientific Research and Development Services
BPA Laboratories, Inc.	Senior Secured Notes	Fixed	-	12.25%	12.25%	4/1/2017	$38,932,000	39,001,750	40,489,280	3.32%	E/G

Software Publishing
Acronis International GmbH (Switzerland)	First Lien Term Loan	LIBOR (Q)	1.00%	9.50%	10.50%	2/21/2017	$29,485,290	29,375,415	28,170,246	2.31%	H
ArcServe (USA), LLC	Second Lien Term Loan	LIBOR (Q)	0.50%	8.50%	9.00%	1/31/2020	$30,000,000	29,529,480	28,023,000	2.30%
BlackLine Systems, Inc.	First Lien Term Loan	LIBOR (Q)	1.50%	0.4% Cash + 7.6% PIK	9.50%	9/25/2018	$14,619,396	13,946,601	14,765,590	1.21%
Bluehornet Networks, Inc.	First Lien Term Loan	LIBOR (Q)	-	9.50%	10.11%	12/3/2020	$6,062,304	5,881,725	5,880,435	0.48%
Edmentum, Inc.	Jr Revolving Facility	Fixed	-	5.00%	5.00%	6/9/2020	$-	-	-	-	B
Edmentum Ultimate Holdings, LLC	Sr PIK Notes	Fixed	-	8.50%	8.50%	6/9/2020	$2,612,408	2,612,408	2,612,408	0.21%	B
Edmentum Ultimate Holdings, LLC	Jr PIK Notes	Fixed	-	10.00%	10.00%	6/9/2020	$11,791,569	11,176,985	11,343,490	0.93%	B
Fidelis Acquisitionco, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.00%	11/4/2019	$41,924,150	41,178,969	42,029,025	3.45%
Fidelis Acquisitionco, LLC	Sr Secured Revolver	LIBOR (Q)	1.00%	8.00%	9.00%	11/4/2019	$1,272,857	1,272,857	1,276,039	0.10%
SoundCloud Ltd. (United Kingdom)	Sr Secured Term Loan (2.0% Exit Fees)	LIBOR (Q)	0.28%	10.72%	11.00%	10/1/2018	$31,550,000	31,341,229	31,395,405	2.58%	H/L
Utilidata, Inc.	First Lien Delayed Draw Term Loan (1.0% Exit Fee)	LIBOR (Q)	0.62%	9.88%	10.50%	1/1/2019	$3,200,000	2,906,672	2,903,680	0.24%	L
Virgin Pulse Inc.	First Lien Term Loan	LIBOR (Q)	-	8.00%	8.63%	5/21/2020	$7,500,000	7,398,976	7,471,875	0.61%
								176,621,317	175,871,193	14.42%
Textile Furnishings Mills
Lexmark Carpet Mills, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.00%	12/19/2019	$25,000,000	25,000,000	24,785,000	2.03%
Lexmark Carpet Mills, Inc.	First Lien Term Loan B	LIBOR (Q)	1.00%	10.00%	11.00%	12/19/2019	$8,575,581	8,378,569	8,501,831	0.70%
								33,378,569	33,286,831	2.73%
Utility System Construction
Kawa Solar Holdings Limited	Revolving Credit Facility	Fixed	-	8.20%	8.20%	7/2/2017	$25,000,000	25,000,000	25,000,000	2.05%

Wired Telecommunications Carriers
Alpheus Communications, LLC	First Lien Delayed Draw FILO Term Loan	LIBOR (Q)	1.00%	6.92%	7.92%	5/31/2018	$1,064,676	1,046,166	1,058,812	0.09%
Alpheus Communications, LLC	First Lien FILO Term Loan	LIBOR (Q)	1.00%	6.92%	7.92%	5/31/2018	$7,938,819	7,859,897	7,895,156	0.65%
Integra Telecom Holdings, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	8.50%	9.75%	2/22/2020	$13,231,193	13,039,047	12,883,874	1.06%
Oxford County Telephone and Telegraph Company	First Lien Term Loan	LIBOR (Q)	1.00%	7.13%	8.13%	8/31/2020	$4,000,000	3,943,631	3,922,000	0.32%
								25,888,741	25,759,842	2.12%
Wireless Telecommunications Carriers
Gogo, LLC	First Lien Term Loan	LIBOR (Q)	1.50%	9.75%	11.25%	3/21/2018	$32,822,506	32,877,865	33,150,731	2.72%	G

Total Debt Investments								1,160,372,521	1,130,535,387	92.78%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (continued)

December 31, 2015

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Shares	Cost	Value	% of Total Cash and Investments	Notes

Equity Securities
Advertising and Public Relations Services
InMobi, Inc. (Singapore)	Warrants to Purchase Stock						17,578	$230,569	$233,543	0.02%	C/E/H

Air Transportation
Aircraft Leased to Delta Air Lines, Inc.
N913DL	Trust Beneficial Interests						1,316	84,164	107,501	0.01%	E/F
N918DL	Trust Beneficial Interests						1,053	86,044	127,662	0.01%	E/F
N954DL	Trust Beneficial Interests						975	95,345	77,850	0.01%	E/F
N955DL	Trust Beneficial Interests						937	92,045	108,100	0.01%	E/F
N956DL	Trust Beneficial Interests						946	91,995	104,478	0.01%	E/F
N957DL	Trust Beneficial Interests						937	92,417	105,329	0.01%	E/F
N959DL	Trust Beneficial Interests						928	92,840	106,203	0.01%	E/F
N960DL	Trust Beneficial Interests						902	94,503	105,937	0.01%	E/F
N961DL	Trust Beneficial Interests						919	94,018	101,487	0.01%	E/F
N976DL	Trust Beneficial Interests						1,130	87,968	100,793	0.01%	E/F
Aircraft Leased to United Airlines, Inc.
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests						652	3,143,045	3,368,599	0.28%	E/F
United N661UA-767, LLC (N661UA)	Trust Beneficial Interests						632	3,062,496	3,294,024	0.27%	E/F
Epic Aero, Inc. (One Sky)	Warrants to Purchase Common Stock						1,843	855,313	3,173,450	0.26%	C/E
								7,972,193	10,881,413	0.91%
Business Support Services
Findly Talent, LLC	Membership Units						708,229	230,938	162,184	0.01%	C/E
STG-Fairway Holdings, LLC (First Advantage)	Class A Units						841,479	325,432	2,616,916	0.21%	C/E
								556,370	2,779,100	0.22%
Chemicals
Green Biologics, Inc.	Warrants to Purchase Stock						376,147	272,594	236,634	0.02%	C/E

Communications Equipment Manufacturing
Wasserstein Cosmos Co-Invest, L.P. (Globecomm)	Limited Partnership Units						5,000,000	5,000,000	4,198,500	0.34%	B/C/E

Computer Systems Design and Related Services
Waterfall International, Inc.	Series B Preferred Stock						1,428,571	1,000,000	999,714	0.08%	C/E
Waterfall International, Inc.	Warrants to Purchase Stock						857,143	57,026	57,686	-	C/E
								1,057,026	1,057,400	0.08%
Data Processing and Hosting Services
Anacomp, Inc.	Class A Common Stock						1,255,527	26,711,048	1,581,964	0.13%	C/E/F
Rightside Group, Ltd.	Warrants						498,855	2,778,622	919,030	0.07%	C/E
								29,489,670	2,500,994	0.20%
Electrical Equipment Manufacturing
NEXTracker, Inc.	Series B Preferred Stock						558,884	-	2,929,279	0.24%	C/E
NEXTracker, Inc.	Series C Preferred Stock						17,640	-	92,460	0.01%	C/E
								-	3,021,739	0.25%
Electronic Component Manufacturing
Soraa, Inc.	Warrants to Purchase Common Stock						630,000	499,189	180,432	0.01%	C/E

Equipment Leasing
36th Street Capital Partners Holdings, LLC	Membership Units						225,000	225,000	225,000	0.02%	C/E/F
Essex Ocean II, LLC	Membership Units						199,430	199,429	200,686	0.02%	C/F
								424,429	425,686	0.04%

Financial Investment Activities
GACP I, LP	Membership Units						8,470,305	8,589,442	8,589,760	0.70%	C/E/I
Marsico Holdings, LLC	Common Interest Units						168,698	172,694	5,061	-	C/E/I
								8,762,136	8,594,821	0.70%

Metal and Mineral Mining
EPMC HoldCo, LLC	Membership Units						1,312,720	-	682,614	0.06%	B/E

Other Manufacturing
KAGY Holding Company, Inc.	Series A Preferred Stock						9,778	1,091,200	6,118,515	0.50%	B/C/E
Precision Holdings, LLC	Class C Membership Interest						33	-	1,431	-	C/E
								1,091,200	6,119,946	0.50%
Radio and Television Broadcasting
Fuse Media, LLC	Warrants to Purchase Common Stock						233,470	300,322	-	-	C/E

Restaurants
RM Holdco, LLC (Real Mex)	Equity Participation						24	-	-	-	B/C/E
RM Holdco, LLC (Real Mex)	Membership Units						13,161,000	2,010,777	-	-	B/C/E
								2,010,777	-	-
Retail
Shop Holding, LLC (Connexity)	Class A Units						507,167	480,049	320,682	0.03%	C/E
Shop Holding, LLC (Connexity)	Warrants to Purchase Class A Units						326,691	-	8,079	-	C/E
								480,049	328,761	0.03%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (continued)

December 31, 2015

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Shares	Cost	Value	% of Total Cash and Investments	Notes

Equity Securities (continued)
Software Publishing
Blackline Intermediate, Inc.	Warrants to Purchase Common Stock						1,232,731	$522,678	$1,290,175	0.11%	C/E
Edmentum Ultimate Holdings, LLC	Class A Common Units						159,515	680,226	680,218	0.05%	B/C/E
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock						946,498	79,082	75,247	0.01%	C/E/H
Utilidata, Inc.	Warrants to Purchase Stock						29,593	216,336	216,337	0.02%	C/E
								1,498,322	2,261,977	0.19%
Wired Telecommunications Carriers
Integra Telecom, Inc.	Common Stock						1,274,522	8,433,884	5,269,511	0.43%	C/E
Integra Telecom, Inc.	Warrants						346,939	19,919	221,174	0.02%	C/E
V Telecom Investment S.C.A. (Vivacom) (Luxembourg)	Common Shares						1,393	3,236,256	3,390,093	0.28%	C/D/E/H
								11,690,059	8,880,778	0.73%

Total Equity Securities								71,334,905	52,384,338	4.30%

Total Investments								$1,231,707,426	$1,182,919,725

Cash and Cash Equivalents
Cash Denominated in Foreign Currencies									130,081	0.01%
Cash Held on Account at Various Institutions									35,499,354	2.91%
Cash and Cash Equivalents									35,629,435	2.92%

Total Cash and Investments									$1,218,549,160	100.00%	M

Notes to Consolidated Schedule of Investments:

(A)	Investments in bank debt generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.

(B)	Non-controlled affiliate – as defined under the Investment Company Act of 1940 (ownership of between 5% and 25% of the outstanding voting securities of this issuer). See Consolidated Schedule of Changes in Investments in Affiliates.

(C)	Non-income producing security.

(D)	Investment denominated in foreign currency. Amortized cost and fair value converted from foreign currency to US dollars. Foreign currency denominated investments are generally hedged for currency exposure. At December 31, 2015, such hedging activities included the derivatives listed at the end of the Consolidated Schedule of Investments. (See Note 2)

(E)	Restricted security. (See Note 2)

(F)	Controlled issuer – as defined under the Investment Company Act of 1940 (ownership of 25% or more of the outstanding voting securities of this issuer). Investment is not more than 50% owned nor deemed to be a significant subsidiary. See Consolidated Schedule of Changes in Investments in Affiliates.

(G)	Investment has been segregated to collateralize certain unfunded commitments.

(H)	Non-U.S. company or principal place of business outside the U.S. and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Partnership's total assets.

(I)	Deemed an investment company under Section 3(c) of the Investment Company Act and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Partnership's total assets.

(J)	Publicly traded company with a market capitalization greater than $250 million and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Partnership's total assets.

(K)	Negative balances relate to an unfunded commitment that was acquired and/or valued at a discount.

(L)	In addition to the stated coupon, investment has an exit fee payable upon repayment of the loan in an amount equal to the percentage of the original principal amount shown.

(M)	All cash and investments, except those referenced in Notes G above, are pledged as collateral under certain debt as described in Note 4 to the Consolidated Financial Statements.

LIBOR or EURIBOR resets monthly (M), quarterly (Q), semiannually (S), or annually (A).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $500,928,009 and $456,059,137 respectively, for the twelve months ended December 31, 2015. Aggregate acquisitions includes investment assets received as payment in kind.  Aggregate dispositions includes principal paydowns on and maturities of debt investments.  The total value of restricted securities and bank debt as of December 31, 2015 was $1,182,719,039, or 97.1% of total cash and investments of the Partnership. As of December 31, 2015, approximately 18.0% of the total assets of the Partnership were not qualifying assets under Section 55(a) of the 1940 Act.

Options and swaps at December 31, 2015 were as follows:

Investment	Notional Amount	Fair Value

Interest Rate Cap with Deutsche Bank AG, 4%, expires 5/15/2016	$25,000,000	$-
Euro/US Dollar Cross-Currency Basis Swap with Wells Fargo Bank, N.A., Pay Euros/Receive USD, Expires 3/31/2017	$16,401,467	$3,229,442

See accompanying notes to the consolidated financial statements.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2016	2015

Investment income
Interest income:
Companies less than 5% owned	$30,810,782	$30,277,150
Companies 5% to 25% owned	1,532,728	1,108,278
Companies more than 25% owned	531,013	170,825
Lease income:
Companies more than 25% owned	776,071	291,705
Other income:
Companies less than 5% owned	938,688	967,395
Total investment income	34,589,282	32,815,353

Operating expenses
Management and advisory fees	4,504,084	4,359,198
Interest and other debt expenses	3,848,993	2,416,140
Administrative expenses	421,736	392,794
Legal fees, professional fees and due diligence expenses	354,366	149,990
Custody fees	79,651	69,313
Director fees	71,949	56,726
Insurance expense	68,480	55,655
Other operating expenses	305,110	298,393
Total operating expenses	9,654,369	7,798,209

Net investment income	24,934,913	25,017,144

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in companies less than 5% owned	(2,943,705)	(105,868)
Investments in companies 5% to 25% owned	315,053	395
Investments in companies more than 25% owned	-	19,167
Net realized loss	(2,628,652)	(86,306)

Change in net unrealized appreciation/depreciation	(4,194,601)	521,860
Net realized and unrealized gain (loss)	(6,823,253)	435,554
Net increase in net assets from operations	18,111,660	25,452,698

Dividends on Series A preferred equity facility	-	(362,673)
Net change in accumulated dividends on Series A preferred equity facility	-	20,734

Net increase in net assets applicable to common limited and general partners resulting from operations	$18,111,660	$25,110,759

See accompanying notes to the consolidated financial statements.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Statements of Changes in Net Assets

	Three Months Ended March 31, 2016 (Unaudited)
	Total	Common Limited Partner	General Partner
Net assets applicable to common limited and general partners,beginning of year	$827,455,601	$827,455,601	$-

Net investment income	24,934,913	20,360,837	4,574,076
Net realized loss	(2,628,652)	(2,628,652)	-
Change in net unrealized appreciation/depreciation	(4,194,601)	(4,194,601)	-
Net increase in net assets applicable to common limited and general partners resulting from operations	18,111,660	13,537,584	4,574,076

Distributions to common limited and general partners from:
Net investment income	(23,606,553)	(19,032,477)	(4,574,076)
Returns of capital	(1,860,737)	(1,860,737)	-
Total distributions to common limited and general partners	(25,467,290)	(20,893,214)	(4,574,076)
Net assets applicable to common limited and general partners,end of period (including accumulated net investment income of $26,469,996 in the account of the Common Limited Partner)	$820,099,971	$820,099,971	$-

	Year Ended December 31, 2015
	Total	Common Limited Partner	General Partner
Net assets applicable to common limited and general partners,beginning of year	$833,816,090	$833,816,090	$-

Contributions from common limited partner	2,301,407	2,301,407	-

Net investment income	111,345,121	91,244,559	20,100,562
Net realized loss	(17,671,648)	(17,671,648)	-
Change in net unrealized appreciation/depreciation	(4,733,463)	(4,733,463)	-
Gain on repurchase of Series A preferred interests	1,675,000	1,675,000	-
Dividends paid on preferred equity facility	(1,251,930)	(1,001,544)	(250,386)
Net change in accumulated dividends on preferred equity facility	497,790	398,232	99,558
Net increase in net assets applicable to common limited and general partners resulting from operations	89,860,870	69,911,136	19,949,734

Distributions to common limited and general partners from:
Net investment income	(98,522,766)	(78,573,032)	(19,949,734)
Net assets applicable to common limited and general partners,end of period (including accumulated net investment income of $25,141,636 in the account of the Common Limited Partner)	$827,455,601	$827,455,601	$-

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2016	2015

Operating activities
Net increase in net assets applicable to common limited and general partners resulting from operations	$18,111,660	$25,110,759
Adjustments to reconcile net increase in net assets applicable to common limited and general partners resulting from operations to net cash provided by (used in)operating activities:
Net realized loss	2,628,652	86,306
Change in net unrealized appreciation/depreciation of investments	4,197,738	(619,194)
Dividends paid on Series A preferred equity facility	-	362,673
Net change in accumulated dividends on Series A preferred equity facility	-	(20,734)
Accretion of original issue discount on investments	(2,376,605)	(1,468,582)
Net accretion of market discount/premium	(114,144)	(50,789)
Interest and dividend income paid in kind	(1,701,577)	(1,327,819)
Amortization of deferred debt issuance costs	459,816	390,933
Changes in assets and liabilities:
Purchases of investment securities	(112,636,204)	(105,494,037)
Proceeds from sales, maturities and pay downs of investments	66,139,802	50,432,745
Increase in accrued interest income - companies less than 5% owned	(1,961,401)	(2,741,907)
Increase in accrued interest income - companies 5% to 25% owned	(270,244)	(257,338)
Decrease (increase) in accrued interest income - companies more than 25% owned	(451,485)	3,550
Decrease in receivable for investments sold	-	5,851,369
Decrease (increase) in prepaid expenses and other assets	1,015,763	(137,903)
Decrease in payable for investments purchased	(1,139,843)	(2,049,518)
Increase (decrease) in interest payable	(177,369)	104,669
Increase (decrease) in payable to the Advisor	212,757	(139,595)
Decrease in payable to parent	-	(1,018,239)
Decrease in accrued expenses and other liabilities	175,552	(152,020)
Net cash used in operating activities	(27,887,132)	(33,134,671)

Financing activities
Borrowings	101,700,000	64,000,000
Repayments of debt	(60,500,000)	(10,000,000)
Payments of debt issuance costs	(150,350)	(500,000)
Dividends paid on Series A preferred equity facility	-	(362,673)
Distributions paid to the common limited partner	(20,893,214)	(17,605,485)
Distributions of incentive allocation to the General Partner	(5,207,606)	(4,303,040)
Contributions from the common limited partner	-	202,624
Net cash provided by financing activities	14,948,830	31,431,426

Net decrease in cash and cash equivalents	(12,938,302)	(1,703,245)
Cash and cash equivalents at beginning of period	35,629,435	27,268,792
Cash and cash equivalents at end of period	$22,691,133	$25,565,547

Supplemental cash flow information
Interest payments	$3,345,865	$1,599,017

See accompanying notes to the consolidated financial statements.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2016

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

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2016

2. Summary of Significant Accounting Policies (continued)

Reclassifications

Certain prior period amounts in the Consolidated Statements of Assets and Liabilities relating to deferred debt issuance costs were reclassified to debt to conform to the current period presentation resulting from the adoption of two Accounting Standards Updates (see “Recent Accounting Pronouncements”). Certain prior period amounts in the Consolidated Statements of Operations relating to interest expense, amortization of deferred debt issuance costs and commitment fees have been reclassified into “interest and other debt expenses” to conform to the current period presentation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well the reported amounts of revenues and expenses during the reporting periods presented. Although management believes these estimates and assumptions to be reasonable, actual results could differ from those estimates and such differences could be material.

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

March 31, 2016

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

Generally, to increase objectivity in valuing the investments, the Advisor will utilize external measures of value, such as public markets or third-party transactions, whenever possible. The Advisor’s valuation is not based on long-term work-out value, immediate liquidation value, nor incremental value for potential changes that may take place in the future. The values assigned to investments are based on available information and do not necessarily represent amounts that might ultimately be realized, as these amounts depend on future circumstances and cannot reasonably be determined until the individual investments are actually liquidated. The foregoing policies apply to all investments, including those in companies and groups of affiliated companies aggregating more than 5% of the Partnership’s assets.

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

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2016

2. Summary of Significant Accounting Policies (continued)

At March 31, 2016, the Partnership’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$—	$—	$—
2	Other direct and indirect observable market inputs *	60,950,863	41,247,545	—
3	Independent third-party valuation sources that employ significant unobservable inputs	974,241,847	96,551,748	51,794,409
3	Advisor valuations with significant unobservable inputs	316,437	—	2,041,779
Total		$1,035,509,147	$137,799,293	$53,836,188

*	For example, quoted prices in inactive markets or quotes for comparable investments

Unobservable inputs used in the fair value measurement of Level 3 investments as of March 31, 2016 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.)
Bank Debt	$749,589,533	Income approach	Discount rate	4.5% – 18.5% (11.9%)
	167,755,462	Market quotations	Indicative bid/ask quotes	1 – 4 (1)
	39,933,227	Market comparable companies	Revenue multiples	0.3x – 4.0x (2.2x)
	17,280,062	Market comparable companies	EBITDA multiples	4.8x – 11.5x (8.6x)
Other Corporate Debt	87,283,748	Market quotations	Indicative bid/ask quotes	1 – 2 (1)
	9,268,000	Market comparable companies	EBITDA multiples	7.8x (7.8x)
Equity	7,978,350	Income approach	Discount rate	5.8% – 26.2% (7.8%)
	18,587,029	Market quotations	Indicative bid/ask quotes	1 – 2 (1)
	3,397,775	Market comparable companies	Revenue multiples	0.3x – 6.0x (2.9x)
	23,873,034	Market comparable companies	EBITDA multiples	4.4x – 11.5x (7.0x)
$1,124,946,220

Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2016

2. Summary of Significant Accounting Policies (continued)

Changes in investments categorized as Level 3 during the three months ended March 31, 2016 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$907,967,337	$89,314,530	$49,956,123
Net realized and unrealized gains (losses)	(500,731)	(1,814,130)	(1,824,669)
Acquisitions *	96,257,687	9,051,348	6,573,744
Dispositions	(61,198,449)	—	(2,910,789)
Transfers into Level 3 †	31,716,003	—	—
Ending balance	$974,241,847	$96,551,748	$51,794,409

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(323,387)	$(1,814,130)	$(1,905,613)

*	Includes payments received in kind
†	Comprised of three investments that transferred from Level 2 due to reduced trading volumes

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$1,124,504	$—	$2,428,217
Net realized and unrealized losses	(756,370)	—	(71,628)
Acquisitions *	1,050,297	—	243
Dispositions	(1,101,994)	—	(315,053)
Ending balance	$316,437	$—	$2,041,779

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(714,303)	$—	$(386,681)

*	Includes payments received in kind

There were no transfers between Level 1 and 2 during the three months ended March 31, 2016.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2016

2. Summary of Significant Accounting Policies (continued)

At December 31, 2015, the Partnership’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$—	$—	$—
2	Other direct and indirect observable market inputs *	92,311,257	39,817,757	—
3	Independent third-party valuation sources that employ significant unobservable inputs	907,967,337	89,314,530	49,956,123
3	Advisor valuations with significant unobservable inputs	1,124,504	—	2,428,217
Total		$1,001,403,098	$129,132,287	$52,384,340

*	For example, quoted prices in inactive markets or quotes for comparable investments

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2015 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.)
Bank Debt	$715,701,737	Income approach	Discount rate	4.2% – 18.9% (11.8%)
	140,033,088	Market quotations	Indicative bid/ask quotes	1 – 5 (1)
	36,550,712	Market comparable companies	Revenue multiples	0.3x – 4.5x (2.2x)
	16,806,304	Market comparable companies	EBITDA multiples	3.3x – 11.5x (7.8x)
Other Corporate Debt	80,046,530	Market quotations	Indicative bid/ask quotes	1 (1)
	9,268,000	Market comparable companies	EBITDA multiples	7.3x (7.3x)
Equity	7,908,649	Income approach	Discount rate	5.9% – 26.2% (8.0%)
	15,827,563	Market quotations	Indicative bid/ask quotes	1 – 2 (1)
	3,212,249	Market comparable companies	Revenue multiples	0.3x – 6.0x (3.2x)
	25,435,879	Market comparable companies	EBITDA multiples	4.4x – 11.5x (6.8x)
$1,050,790,711

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2016

2. Summary of Significant Accounting Policies (continued)

Changes in investments categorized as Level 3 during the three months ended March 31, 2015 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$840,538,179	$56,621,975	$30,618,142
Net realized and unrealized gains (losses)	(3,621,932)	(351,837)	1,150,788
Acquisitions *	107,285,828	-	825,325
Dispositions	(40,440,792)	(2,516,390)	(593,866)
Transfers out of Level 3 †	(21,353,175)	(6,818,440)	—
Transfers into Level 3 ‡	13,790,000	51,247,225	—
Reclassifications within Level 3 §	60,000	4,611,178	—
Ending balance	$896,258,108	$102,793,711	$32,000,389

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(3,853,899)	$(408,035)	$1,150,788

*	Includes payments received in kind
†	Comprised of three investments that transferred to Level 2 due to increased observable market activity
‡	Comprised of three investments that transferred from Level 2 due to reduced trading volumes
§	Comprised of one investment that reclassified from Investment Manager Valuation and one that reclassified to Investment Manager Valuation

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2016

2. Summary of Significant Accounting Policies (continued)

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$—	$4,611,178	$2,324,629
Net realized and unrealized losses	(61,492)	—	350,184
Acquisitions *	8,992	—	—
Dispositions	-	—	—
Reclassifications within Level 3 †	(60,000)	(4,611,178)	—
Ending balance	$(112,500)‡	$—	$2,674,813

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(61,492)	$—	$350,183

*	Includes payments received in kind
†	Comprised of one investment that reclassified to Independent Third-Party Valuation and one that reclassified from Independent Third-Party Valuation.
‡	Negative balance relates to an unfunded commitment that was acquired and valued at a discount.

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

March 31, 2016

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

Foreign Investments

The Partnership may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 1.4% and 1.4% of total investments at March 31, 2016 and December 31, 2015, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at March 31, 2016 and December 31, 2015 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

Derivatives

In order to mitigate certain currency exchange and interest rate risks, the Partnership has entered into certain swap and option transactions. All derivatives are reported at their gross amounts as either assets or liabilities in the Consolidated Statements of Assets and Liabilities. The transactions entered into are accounted for using the mark-to-market method with the resulting change in fair value recognized in earnings for the current period. Risks may arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts and from unanticipated movements in interest rates and the value of foreign currency relative to the U.S. dollar. The Partnership is required under the terms of its derivative agreement to pledge assets as collateral to secure its obligation under the derivatives. As of March 31, 2016, $0.5 million of cash was pledged as collateral under the Partnership’s derivative instruments, and was included in cash and cash equivalents in the Consolidated Statements of Assets and Liabilities.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2016

2. Summary of Significant Accounting Policies (continued)

During the three months ended March 31, 2016, the Partnership entered into a GBP put option with a notional amount of £2.7 million.  At March 31, 2016, the Partnership also held an interest rate cap with a notional amount of $25.0 million and a cross currency basis swap with a notional amount of $16.4 million. The put option and interest rate cap are reported in the Consolidated Statements of Assets and Liabilities as options.  The cross currency basis swap is reported in the Consolidated Statements of Assets and Liabilities as unrealized appreciation on swaps. Gains and losses from derivatives during the three months ended March 31, 2016 were included in net realized and unrealized loss on investments in the Consolidated Statements of Operations as follows:

Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)
Put option	$—	$(46,965)
Cross currency basis swap	—	(594,927)
Interest rate cap	—	—

The Partnership did not enter into any new derivative transactions during the three months ended March 31, 2015. At March 31, 2015, the Partnership held an interest rate cap with a notional amount of $25.0 million and a cross currency basis swap with a notional amount of $4.3 million. The interest rate cap and the cross currency basis swap are reported in the Consolidated Statements of Assets and Liabilities as options and unrealized appreciation on swaps, respectively. Gains and losses from derivatives during the three months ended March 31, 2015 were included in net realized and unrealized loss on investments in the Consolidated Statements of Operations as follows:

Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)
Cross currency basis swap	$—	$1,633,166
Interest rate cap	—	(426)

Valuations of derivatives held at March 31, 2016 and 2015 were determined using observable market inputs other than quoted prices in active markets for identical assets and, accordingly, are classified as Level 2 in the GAAP valuation hierarchy.

Debt Issuance Costs

Costs of approximately $1.8 million were incurred during 2015 in connection with the extension of the Partnership’s credit facility (see Note 4). Costs of approximately $1.9 million were incurred during 2015, in connection with placing and extending TCPC Funding’s revolving credit facility (see Note 4). Costs of approximately $0.2 million and $0.4 million were incurred during the three months ended March 31, 2016 and year ended December 31, 2015, respectively, in connection with placing the SBIC’s SBA debentures (see Note 4). These costs were deferred and are being amortized on a straight-line basis over the estimated life of the respective instruments. The impact of utilizing the straight-line amortization method versus the effective-interest method is not material to the operations of the Partnership.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2016

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

Certain debt investments are purchased at a discount to par as a result of the underlying credit risks and financial results of the issuer, as well as general market factors that influence the financial markets as a whole. Discounts on the acquisition of corporate bonds are generally amortized using the effective-interest or constant-yield method assuming there are no questions as to collectability. When principal payments on a loan are received in an amount in excess of the loan’s amortized cost, the excess principal payments are recorded as interest income.

Income Taxes

The income or loss of the Partnership, TCPC Funding and the SBIC is reported in the respective partners’ income tax returns. Consequently, no income taxes are paid at the partnership level or reflected in the Partnership’s financial statements. In accordance with ASC Topic 740 – Income Taxes, the Partnership recognizes in its consolidated financial statements the effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination. As of March 31, 2016, all tax years of the Partnership, TCPC Funding and the SBIC since January 1, 2012 remain subject to examination by federal tax authorities. No such examinations are currently pending.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2016

2. Summary of Significant Accounting Policies (continued)

Cost and unrealized appreciation and depreciation of the Partnership’s investments (including derivatives) for U.S. federal income tax purposes at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
Unrealized appreciation	$30,264,463	$30,920,149
Unrealized depreciation	(80,025,245)	(79,759,600)
Net unrealized depreciation	$(49,760,782)	$(48,839,451)

Cost	$1,279,539,925	$1,231,759,176

Recent Accounting Pronouncements

During the first quarter of 2016, the Partnership adopted Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) 2015-02, Amendments to the Consolidation Analysis, which amends or supersedes the scope and consolidation pronouncement under existing GAAP. In particular, the new pronouncement changed the manner in which a reporting entity evaluates whether 1) an entity is a variable interest entity (“VIE”), 2) fees paid to decision makers or service providers are variable interests in a VIE, and 3) variable interests in a VIE held by related parties require the reporting entity to consolidate the VIE. The pronouncement also introduced a separate consolidation analysis specific to limited partnerships and similar entities. ASU 2015-02 also eliminated the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

The Partnership also adopted ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs as well as ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015.  Together, these ASUs required, in most cases, that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount.  Debt issuance costs incurred in connection with line-of-credit arrangements, however, may continue to be presented as an asset in the balance sheet. The adoption of these ASUs resulted in the reclassification of $1.9 million and $1.8 million of debt issuance costs related to the Term Loan and SBA Debentures (as defined in Note 4) from deferred debt issuance costs to debt as of March 31, 2016 and December 31, 2015, respectively, on the Consolidated Statements of Assets and Liabilities.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Under this new pronouncement, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 applies to all entities and, for public entities, is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early application is permitted, but no earlier than annual periods beginning after December 15, 2016 and interim periods within that reporting period. The Partnership does not expect adoption of this pronouncement to have a material impact on its consolidated financial statements.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2016

2. Summary of Significant Accounting Policies (continued)

On January 5, 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The more significant changes to the current GAAP model resulting from ASU 2016-01 that may impact the Partnership include 1) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost, 2) require public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and 3) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. ASU 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted. The Partnership does not expect adoption of this pronouncement to have a material impact on its consolidated financial statements.

3. Management Fees, Incentive Compensation and Other Expenses

The Partnership’s management fee is calculated at an annual rate of 1.5% of total assets (excluding cash and cash equivalents) on a consolidated basis as of the beginning of each quarter and is payable to the Advisor quarterly in arrears.

Incentive compensation is only paid to the extent that TCPC’s total performance exceeds a cumulative 8% annual return since January 1, 2013 (the “Total Return Hurdle”). The incentive compensation equals 20% of net investment income (reduced by preferred dividends) and 20% of net realized gains (reduced by any net unrealized losses), subject to the Total Return Hurdle. The incentive compensation is payable quarterly in arrears as an allocation and distribution to the General Partner and is calculated as the difference between cumulative incentive compensation earned since January 1, 2013 and cumulative incentive compensation paid since January 1, 2013. A reserve for incentive compensation is allocated to the account of the General Partner based on the amount of additional incentive compensation that would have been distributable to the General Partner assuming a hypothetical liquidation of TCPC and the Partnership at net asset value on the balance sheet date. The General Partner’s equity interest in the Partnership is comprised entirely of such reserve amount, if any, and is reflected in the Consolidated Statement of Changes in Net Assets. As of March 31, 2016 and December 31, 2015, no such reserve was allocated.

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

March 31, 2016

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

Total leverage outstanding and available at March 31, 2016 was as follows:

	Maturity	Rate		Carrying Value*	Available	Total Capacity
SVCP Facility
SVCP Revolver	2018	L+1.75	%*	$44,000,000	$72,000,000	$116,000,000
Term Loan	2018	L+1.75	%*	100,500,000	—	100,500,000
TCPC Funding Facility	2020	L+2.50	%*†	244,000,000	106,000,000	350,000,000
SBA Debentures	2024-2025	2.81	%‡	49,000,000	26,000,000	75,000,000	§
Total leverage				437,500,000	$204,000,000	$641,500,000
Unamortized issuance costs				(1,921,546)
Debt, net of unamortized issuance costs				$435,578,454

*	Based on either LIBOR or the lender’s cost of funds, subject to certain limitations
†	Or L+2.25% subject to certain funding requirements
‡	Weighted-average interest rate on pooled loans of $42.8 million, excluding fees of 0.36%. As of March 31, 2016, the remaining $6.2 million of the outstanding amount was not yet pooled, and bore interest at a temporary rate of 1.20% plus fees of 0.36% through September 23, 2016, the date of the next SBA pooling.
§	Anticipated total capacity of $150.0 million, subject to approval by the SBA following complete funding of the Partnership’s initial $75.0 million commitment.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2016

4. Leverage (continued)

Total leverage outstanding and available at December 31, 2015 was as follows:

	Maturity	Rate		Carrying Value*	Available	Total Capacity
SVCP Facility
SVCP Revolver	2018	L+1.75	%*	$24,000,000	$92,000,000	$116,000,000
Term Loan	2018	L+1.75	%*	100,500,000	—	100,500,000
TCPC Funding Facility	2020	L+2.50	%*†	229,000,000	121,000,000	350,000,000
SBA Debentures	2024-2025	2.81	%‡	42,800,000	32,200,000	75,000,000	§
Total leverage				396,300,000	$245,200,000	$641,500,000
Unamortized issuance costs				(1,832,593)
Debt, net of unamortized issuance costs				$394,467,407

*	Based on either LIBOR or the lender’s cost of funds, subject to certain limitations
†	Or L+2.25% subject to certain funding requirements
‡	Weighted-average interest rate on pooled loans of $38.8 million, excluding fees of 0.36%. As of December 31, 2015, the remaining $4.0 million of the outstanding amount was not yet pooled, and bore interest at a temporary rate of 0.90% plus fees of 0.36% through March 22, 2016, the date of the next SBA pooling.
§	Anticipated total capacity of $150.0 million, subject to approval by the SBA following complete funding of the Partnership’s initial $75.0 million commitment.

The combined weighted-average interest and dividend rates on total leverage outstanding at March 31, 2016 and December 31, 2015 were 2.80% and 2.65%, respectively.

Total expenses related to debt include:

	Three Months Ended March 31,
	2016	2015
Interest expense	$3,168,496	$1,703,685
Amortization of deferred debt issuance costs	459,816	390,933
Commitment fees	220,681	321,522
Total	$3,848,993	$2,416,140

Amounts outstanding under the SVCP Facility, the TCPC Funding Facility and the SBA Debentures are carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of March 31, 2016, the estimated fair values of the TCPC Funding Facility and the SBA Debentures approximated their carrying values, and the SVCP Facility had an estimated fair value of $143.4 million. The estimated fair values of the SVCP Facility, the TCPC Funding Facility and the SBA Debentures are determined by discounting projected remaining payments using market interest rates for borrowings of the Partnership and entities with similar credit risks at the measurement date. At March 31, 2016, the fair values of the SVCP Facility, the TCPC Funding Facility and the SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2016

4. Leverage (continued)

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

Advances under the SVCP Facility through July 31, 2014 bore interest at an annual rate equal to 0.44% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). Advances under the SVCP Facility for periods from July 31, 2014 through September 3, 2015 bore interest at an annual rate equal to 2.50% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). Advances under the SVCP Facility from September 3, 2015 through July 31, 2016 bear interest at an annual rate equal to 1.75% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). Advances under the SVCP Facility from July 31, 2016 through the maturity date of the facility will bear interest at an annual rate of 2.50% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). In addition to amounts due on outstanding debt, the SVCP Revolver accrues commitment fees of 0.20% per annum on the unused portion of the facility, or 0.25% per annum when less than $46.4 million in borrowings are outstanding. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Partnership fail to satisfy certain financial or other covenants. As of March 31, 2016, the Partnership was in full compliance with such covenants.

SBA Debentures

As of March 31, 2016 the SBIC is able to issue up to $75.0 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of March 31, 2016, the Partnership had committed $75.0 million of regulatory capital to the SBIC, $61.0 million of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of LIBOR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2016

4. Leverage (continued)

SBA Debentures outstanding as of March 31, 2016 were as follows:

Issuance Date	Maturity	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
Pooled loans:
September 24, 2014	September 1, 2024	$18,500,000	3.02%	0.36%
March 25, 2015	March 1, 2025	9,500,000	2.52%	0.36%
September 23, 2015	September 1, 2025	10,800,000	2.83%	0.36%
December 18, 2015	March 1, 2026	4,000,000	2.51%	0.36%
		42,800,000	2.81%*
Non-pooled loans:
March 25, 2016	September 21, 2016	6,200,000	1.20%	0.36%
		$49,000,000

*	Weighted-average interest rate on pooled loans

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

Borrowings under the TCPC Funding Facility bear interest at a rate of LIBOR plus either 2.25% or 2.50% per annum, subject to certain funding requirements, plus an administrative fee of 0.25% per annum. In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.50% per annum on the unused portion of the facility, or 0.75% per annum when the unused portion is greater than 33% of the total facility, plus an administrative fee of 0.25% per annum. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding fail to satisfy certain financial or other covenants. As of March 31, 2016, TCPC Funding was in full compliance with such covenants.

Preferred Interests

During 2015, the Partnership fully repurchased and retired all outstanding Preferred Interests. On June 30, 2015, the Partnership repurchased and retired 1,675 of the previously outstanding 6,700 Preferred Interests at a price of $31.8 million. On September 3, 2015, the Partnership repurchased and retired the remaining 5,025 Preferred Interests outstanding at a price of $100.5 million.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2016

4. Leverage (continued)

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

March 31, 2016

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk (continued)

The Consolidated Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at March 31, 2016 and December 31, 2015 as follows:

		Unfunded Balances
Issuer	Maturity	March 31, 2016	December 31, 2015
AP Gaming I, LLC	12/20/2018	$12,500,000	$12,500,000
Acrisure, LLC	11/19/2022	6,000,000	1,351,596
Alpheus Communications, LLC	5/31/2018	1,072,256	1,072,256
Anuvia Plant Nutrients Holdings, LLC (VitAG)	2/1/2018	N/A	4,300,000
Asset International, Inc.	7/31/2020	N/A	565,544
BlackLine Systems, Inc.	9/25/2018	3,740,693	N/A
Cargojet Airways, LTD.	1/31/2023	N/A	14,457,306
Central MN Renewables, LLC	1/16/2016	N/A	2,100,000
Daymark Financial Acceptance, LLC	1/12/2020	10,000,000	20,000,000
Edmentum, Inc.	6/9/2020	2,189,581	3,368,586
Enerwise Global Technologies, Inc.	11/30/2017	7,500,000	7,500,000
Essex Ocean, LLC	3/25/2019	N/A	22,008,557
Fidelis Acquisitionco, LLC	11/4/2019	N/A	1,909,286
InMobi, Inc.	9/1/2018	7,500,000	9,354,959
MediMedia USA, Inc.	5/20/2018	5,657,500	4,293,500
Mesa Air Group, Inc.	7/15/2022	13,575,000	13,575,000
Nanosys, Inc.	4/1/19	3,000,000	N/A
Redaptive, Inc.	7/1/2018	15,000,000	15,000,000
RM OpCo, LLC (Real Mex)	3/30/2018	440,774	440,774
Utilidata, Inc.	1/1/2019	4,800,000	4,800,000
Vistronix, LLC	12/4/2018	N/A	205,558
Waterfall International, Inc.	9/1/2018	N/A	3,200,000
Total Unfunded Balances		$92,975,804	$142,002,922

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2016

6. Related Party Transactions

TCPC, the Partnership, TCPC Funding, the SBIC, the Advisor, the General Partner and their members and affiliates may be considered related parties. From time to time, the Partnership advances payments to third parties on behalf of the Partnership which are reimbursable through deductions from distributions to the Partnership. At March 31, 2016 and December 31, 2015, no such amounts were outstanding. From time to time, the Advisor advances payments to third parties on behalf of the Partnership and receives reimbursement from the Partnership. At March 31, 2016 and December 31, 2015, amounts reimbursable to the Advisor totaled $0.5 million and $0.3 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Partnership (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Partnership, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Partnership. For the three months ended March 31, 2016 and 2015, expenses allocated pursuant to the Administration Agreements totaled $0.4 million and $0.4 million, respectively.

On November 25, 2014, the Partnership obtained an exemptive order (the “Exemptive Order”) from the Securities and Exchange Commission permitting the Partnership to purchase certain investments from affiliated investment companies at fair value. The Exemptive Order exempts the Partnership from provisions of Sections 17(a) and 57(a) of the 1940 Act which would otherwise restrict such transfers. All such purchases are subject to the conditions set forth in the Exemptive Order, which among others include certain procedures to verify that each purchase is done at the current fair value of the respective investment. During the three months ended March 31, 2016 and 2015, the Partnership purchased approximately $0.0 million and $63.6 million, respectively, of investments from affiliates (as defined in the 1940 Act), which were classified as Level 2 in the GAAP valuation hierarchy at the time of the transfer. The selling party has no continuing involvement in the transferred assets. All of the transfers were consummated in accordance with the provisions of the Exemptive Order and were accounted for as a purchase in accordance with ASC 860, Transfers and Servicing.

7. Distributions

The Partnership’s distributions are recorded on the record date. The timing of distributions is determined by the General Partner, which has provided the Advisor with certain criteria for such distributions.

8. Subsequent Events

On May 10, 2016, TCPC’s board of directors declared a second quarter regular dividend of $0.36 per share payable on June 30, 2016 to stockholders of record as of the close of business on June 16, 2016.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2016

9. Financial Highlights

Three Months Ended March 31, 2016

Return on invested assets (1), (2)	2.3%

Gross return to common limited partner (1)	2.2%
Less: General Partner incentive allocation (1)	(0.4%)
Return to common limited partner (1), (3)	1.8%

Ratios to average common equity: (4)
Net investment income	12.1%
Expenses	4.7%
Expenses and General Partner allocation	5.3%

Ending net assets attributable to common limited partner	$820,099,971
Portfolio turnover rate (1)	5.5%
Weighted-average leverage outstanding	$416,238,462
Weighted-average interest rate on leverage	3.1%

(1)	Not annualized.
(2)	Return on invested assets is a time-weighted, geometrically linked rate of return and excludes cash and cash equivalents.
(3)	Returns (net of allocations to General Partner and Partnership expenses, including financing costs and management fees) are calculated on a monthly geometrically linked, time-weighted basis.
(4)	Net investment income and expenses annualized. General Partner allocation not annualized.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Changes in Investments in Affiliates (1) (Unaudited)

Three Months Ended March 31, 2016

Security	Dividends or Interest (2)	Fair Value at December 31, 2015	Acquisitions (3)	Dispositions (4)	Fair Value at March 31, 2016

36th Street Capital Partners Holdings, LLC, Membership Units	$-	$225,000	$2,325,282	$-	$2,550,282
36th Street Capital Partners Holdings, LLC, Subordinated Promissory Note, 12%, due 11/1/20	455,430	900,000	9,051,348	-	9,951,348
AGY Holding Corp., Senior Secured 2nd Lien Notes, 11%, due 11/15/16	254,870	9,268,000	-	-	9,268,000
AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/16	147,711	4,869,577	-	-	4,869,577
Anacomp, Inc., Class A Common Stock	-	1,581,964	-	-	1,581,964
Edmentum Ultimate Holdings, LLC, Junior PIK Notes, 10%, due 6/9/20	330,427	11,343,490	325,211	(38,473)	11,630,228
Edmentum Ultimate Holdings, LLC, Senior PIK Notes, 8.5%, due 6/9/20	56,965	2,612,408	56,131	-	2,668,539
Edmentum, Inc., Junior Revolving Facility, 5%, due 6/9/20	4,983	-	1,179,008	-	1,179,008
Edmentum Ultimate Holdings, LLC, Class A Common Units	-	680,218	-	-	680,218
EPMC HoldCo, LLC, Membership Units	-	682,614	-	(367,561)	315,053
Essex Ocean II, LLC, Membership Units	-	200,686	-	(11,048)	189,638
Globecomm Systems Inc., Senior Secured 1st Lien Term Loan, LIBOR + 7.625%, 1.25% LIBOR Floor, due 12/11/18	328,627	14,256,233	373	(225,707)	14,030,899
KAGY Holding Company, Inc., Series A Preferred Stock	-	6,118,515	45,967	-	6,164,482
N659UA Aircraft Secured Mortgage, 12%, due 2/28/16	4,554	318,980	-	(318,980)	-
N661UA Aircraft Secured Mortgage, 12%, due 5/4/16	10,458	570,303	-	(341,008)	229,295
N913DL Aircraft Secured Mortgage, 8%, due 3/15/17	2,041	115,617	-	(24,422)	91,195
N918DL Aircraft Secured Mortgage, 8%, due 8/15/18	4,449	237,494	-	(22,118)	215,376
N954DL Aircraft Secured Mortgage, 8%, due 3/20/19	6,511	342,734	-	(25,446)	317,288
N955DL Aircraft Secured Mortgage, 8%, due 6/20/19	7,032	369,162	-	(24,534)	344,628
N956DL Aircraft Secured Mortgage, 8%, due 5/20/19	6,952	365,197	-	(24,942)	340,255
N957DL Aircraft Secured Mortgage, 8%, due 6/20/19	7,094	372,392	-	(24,752)	347,640
N959DL Aircraft Secured Mortgage, 8%, due 7/20/19	7,235	379,522	-	(24,562)	354,960
N960DL Aircraft Secured Mortgage, 8%, due 10/20/19	7,714	403,869	-	(24,188)	379,681
N961DL Aircraft Secured Mortgage, 8%, due 8/20/19	7,499	393,115	-	(24,783)	368,332
N976DL Aircraft Secured Mortgage, 8%, due 2/15/18	4,044	218,321	-	(25,541)	192,780
N913DL Equipment Trust Beneficial Interests	7,516	107,501	375	(3,149)	104,727
N918DL Equipment Trust Beneficial Interests	6,292	127,662	-	(2,285)	125,377
N954DL Equipment Trust Beneficial Interests	6,476	77,850	4,095	(2,650)	79,295
N955DL Equipment Trust Beneficial Interests	6,130	108,100	2,433	(3,246)	107,287
N956DL Equipment Trust Beneficial Interests	6,192	104,478	2,571	(3,224)	103,825
N957DL Equipment Trust Beneficial Interests	6,108	105,329	2,637	(3,297)	104,669
N959DL Equipment Trust Beneficial Interests	6,026	106,203	2,702	(3,369)	105,536
N960DL Equipment Trust Beneficial Interests	5,762	105,937	3,088	(3,629)	105,396
N961DL Equipment Trust Beneficial Interests	5,903	101,487	3,159	(3,540)	101,106
N976DL Equipment Trust Beneficial Interests	6,394	100,793	755	(1,098)	100,450
RM Holdco, LLC, Equity Participation	-	-	-	-	-
RM Holdco, LLC, Membership Units	-	-	-	-	-
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 7%, due 3/21/16	64,244	3,719,155	1,132,324	-	4,851,479
RM OpCo, LLC, Senior Secured 2nd Lien Term Loan Tranche B, 8.5%, due 3/30/18	193,661	4,490,993	192,253	(509,866)	4,173,380
RM OpCo, LLC, Senior Secured 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	60,990	2,797,956	60,547	-	2,858,503
RM OpCo, LLC, Convertible 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	42,552	1,783,036	42,269	(3,684)	1,821,621
RM OpCo, LLC, Senior Convertible 2nd Lien Term Loan B, 8.5%, due 3/30/18	47,698	2,188,233	47,353	-	2,235,586
United N659UA-767, LLC (N659UA)	336,312	3,368,599	379,292	(347,755)	3,400,136
United N661UA-767, LLC (N661UA)	376,960	3,294,024	375,070	(318,186)	3,350,908
Wasserstein Cosmos Co-Invest, L.P., Limited Partnership Units	-	4,198,500	-	(477,500)	3,721,000

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

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

March 31, 2016

Investment	Acquisition Date

Avanti Communications Group, PLC, Senior Secured Notes, 10%, due 10/1/19	9/26/13
BlackLine Intermediate, Inc., Warrants to Purchase Common Stock	9/25/13
Boomerang Tube Holdings, Inc., Common Stock	2/2/16
BPA Laboratories, Inc., Senior Secured Notes, 12.25%, due 4/1/17 (144A)	3/5/12
Caribbean Financial Group, Senior Secured Notes, 11.5%, due 11/15/19	10/19/12
Epic Aero, Inc. (One Sky), Warrants to Purchase Common Stock	12/4/13
Findly Talent, LLC, Membership Units	1/1/14
Fuse Media, LLC, Warrants to Purchase Common Stock	8/3/12
Fuse, LLC, Senior Secured Notes, 10.375%, due 7/1/19	6/18/14
GACP I, LP, Membership Units	10/1/15
Green Biologics, Inc., Warrants to Purchase Stock	12/22/14
InMobi, Inc., Warrants to Purchase Stock	9/18/15
Integra Telecom, Inc., Common Stock	11/19/09
Integra Telecom, Inc., Warrants	11/19/09
Iracore International, Inc., Senior Secured Notes, 9.5%, due 6/1/18	5/8/13
Magnolia Finance V plc, Asset-Backed Credit Linked Notes, 13.125%, due 8/2/21	8/1/13
Marsico Holdings, LLC, Common Interest Units	9/10/12
Nanosys, Inc., Warrants to Purchase Common Stock	3/29/16
NEXTracker, Inc., Series B Preferred Stock	12/17/14
NEXTracker, Inc., Series C Preferred Stock	6/12/15
Precision Holdings, LLC, Class C Membership Interests	Var. 2010 & 2011
Rightside Group, Ltd., Warrants	8/6/14
Shop Holding, LLC (Connexity), Class A Units	6/2/11
Shop Holding, LLC (Connexity), Warrants to Purchase Class A Units	6/2/11
Soasta, Inc., Warrants to Purchase Series F Preferred Stock	3/4/16
Soraa, Inc., Warrants to Purchase Common Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
STG-Fairway Holdings, LLC (First Advantage), Class A Units	12/30/10
Trade Finance Funding I, Ltd., Secured Class B Notes, 10.75%, due 11/13/18	11/13/13
Utilidata, Inc., Warrants to Purchase Stock	12/22/15
V Telecom Investment S.C.A. (Vivacom), Common Shares	11/9/12
Waterfall International, Inc., Series B Preferred Stock	9/16/2015
Waterfall International, Inc., Warrants to Purchase Stock	9/16/2015

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

The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10—Q. Some of the statements in this report (including in the following discussion) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events or the future performance or financial condition of Special Value Continuation Partners, LP. (the “Partnership,” “we,” “us,” or “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of March 31, 2016, 81.1% of our total assets were invested in qualifying assets.

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

As of March 31, 2016, none of our investments were categorized as Level 1, 8.3% were categorized as Level 2, 91.5% were Level 3 investments valued based on valuations by independent third party sources, and 0.2% were Level 3 investments valued based on valuations by the Advisor.

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

Certain of our debt investments are purchased at a discount to par as a result of the underlying credit risks and financial results of the issuer, as well as general market factors that influence the financial markets as a whole. Discounts on the acquisition of corporate bonds are generally amortized using the effective-interest or constant-yield method assuming there are no questions as to collectability. When principal payments on a loan are received in an amount in excess of the loan’s amortized cost, the excess principal payments are recorded as interest income.

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

Portfolio and investment activity

During the three months ended March 31, 2016, we invested approximately $114.1 million, comprised of new investments in four new and two existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 94.9% were in senior secured debt comprised of senior loans ($91.9 million, or 80.5% of the total) and senior secured notes ($16.4 million, or 14.4% of the total). The remaining $5.8 million (5.1% of total acquisitions) were comprised of $5.0 million in equity interests in two portfolios of debt and lease assets, as well as $0.8 million in two warrant positions received in connection with debt investments. Additionally, we received approximately $66.1 million in proceeds from sales or repayments of investments during the three months ended March 31, 2016. During the three months ended March 31, 2015, we invested approximately $106.8 million, comprised of new investments in 2 new and 7 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 100.0% were in senior secured debt comprised of senior loans ($97.0 million, or 90.8% of the total) and senior secured notes ($9.8 million, or 9.2% of the total). Additionally, we received approximately $50.4 million in proceeds from sales or repayments of investments during the three months ended March 31, 2015.

At March 31, 2016, our investment portfolio of $1,227.1 million (at fair value) consisted of 90 portfolio companies and was invested 95.6% in debt investments, substantially all of which was in senior secured debt. In aggregate, our investment portfolio was invested 81.6% in senior secured loans, 14.0% in senior secured notes, and 4.4% in equity investments. Our average portfolio company investment at fair value was approximately $13.6 million. Our largest portfolio company investment by value was approximately $45.0 million and our five largest portfolio company investments by value comprised approximately 15.0% of our portfolio at March 31, 2016.

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

The industry composition of our portfolio at fair value at March 31, 2016 was as follows:

Industry	Percent of Total Investments
Software Publishing	16.8%
Nondepository Credit Intermediation	5.4%
Computer Systems Design and Related Services	4.7%
Air Transportation	4.7%
Other Information Services	4.4%
Insurance Carriers	4.3%
Business Support Services	4.1%
Hospitals	3.3%
Scientific Research and Development Services	3.2%
Chemicals	3.0%
Wired Telecommunications Carriers	2.8%
Financial Investment Activities	2.7%
Textile Furnishings Mills	2.6%
Wireless Telecommunications Carriers	2.6%
Advertising and Public Relations Services	2.3%
Data Processing and Hosting Services	2.3%
Utility System Construction	2.0%
Electronic Component Manufacturing	2.0%
Management, Scientific, and Technical Consulting Services	1.9%
Apparel Manufacturing	1.9%
Other Manufacturing	1.7%
Retail	1.6%
Lessors of Nonfinancial Licenses	1.5%
Radio and Television Broadcasting	1.5%
Communications Equipment Manufacturing	1.4%
Computer Equipment Manufacturing	1.4%
Restaurants	1.3%
Accounting, Tax and Payroll Services	1.2%
Equipment Leasing	1.2%
Electrical Equipment Manufacturing	1.1%
Other Telecommunications	1.0%
Other	8.1%
Total	100.0%

The weighted average effective yield of the debt securities in our portfolio was 11.00% at March 31, 2016 and 10.95% at December 31, 2015. At March 31, 2016, 80.8% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 19.2% bore interest at fixed rates. The percentage of our floating rate debt investments that bore interest based on an interest rate floor was 76.6% at March 31, 2016. At December 31, 2015, 80.4% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 19.6% bore interest at fixed rates. The percentage of our floating rate debt investments that bore interest based on an interest rate floor was 77.9% at December 31, 2015.

Results of operations

Investment income

Investment income totaled $34.6 million and $32.8 million, respectively, for the three months ended March 31, 2016 and 2015, of which $32.9 million and $31.5 million were attributable to interest and fees on our debt investments, $0.8 million and $0.3 million to lease income, and $0.9 million and $1.0 million to other income, respectively. Included in interest and fees on our debt investments were $0.9 million and $0.2 million of non-recurring income related to prepayments for the three months ended March 31, 2016 and 2015, respectively.  The increase in investment income in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 reflects an increase in interest income due to the larger investment portfolio in the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Expenses

Total operating expenses for the three months ended March 31, 2016 and 2015 were $9.7 million and $7.8 million respectively, comprised of $4.5 million and $4.4 million in base management fees, $3.8 million and $2.4 million in interest expense and related fees, $0.4 million and $0.4 million in administrative expenses, $0.4 million and $0.1 million in legal and other professional fees, and $0.6 million and $0.5 million in other expenses, respectively. The increase in expenses in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily reflects higher interest expense due to the conversion of the Preferred Interests to term debt, the increase in LIBOR, and other costs related to the increase in available and outstanding debt.

Net investment income

Net investment income was $24.9 million and $25.0 million respectively, for the three months ended March 31, 2016 and 2015. The relatively flat net investment income in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily reflects the increased interest income in the three months ended March 31, 2016, offset by the increase in expenses.

Net realized and unrealized gain or loss

Net realized losses for the three months ended March 31, 2016 and 2015 were $2.6 million and $0.1 million respectively. The net realized loss during the three months ended March 31, 2016 was due primarily to the taxable reorganization of our investment in Boomerang Tube, LLC.

For the three months ended March 31, 2016 and 2015, the change in net unrealized appreciation/depreciation was $(4.2) million and $0.5 million, respectively. The change in net unrealized appreciation for the three months ended March 31, 2016 was comprised primarily of a $1.7 million markdown on our loan to STG-Fairway Acquisitions, Inc. (aka First Advantage) to just under par, a $1.4 million markdown on our BPA Laboratories, Inc. debt to just above par as call protection expires, as well as various other mark to market adjustments resulting from generally wider market yield spreads during the quarter. These losses were partially offset by certain unrealized gains from improved credit, including a $3.9 million gain on our loan to Securus Technologies, Inc. due to favorable regulatory developments. The change in net unrealized appreciation for the three months ended March 31, 2015 was primarily due to various mark to market adjustments during the period.

Dividends to preferred limited partners

Dividends on the Preferred Interests for the three months ended March 31, 2016 and 2015 were $0.0 million and $0.3 million, respectively. The decrease in dividends on Preferred Interests during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was due to the repurchase and retirement of all remaining Preferred Interests during 2015.

Net increase in net assets allocable to common limited and general partners resulting from operations

The net increase in net assets resulting from operations was $18.1 million and $25.1 million for the three months ended March 31, 2016 and 2015, respectively. The lower net increase in net assets resulting from operations during the three months ended March 31, 2016 is primarily due to the higher net realized and unrealized losses during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

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

Total leverage outstanding and available under the combined Leverage Program at March 31, 2016 were as follows:

	Maturity	Rate		Outstanding	Available	Total Capacity
SVCP Facility
SVCP Revolver	2018	L+1.75	%*	$44,000,000	$72,000,000	$116,000,000
Term Loan	2018	L+1.75	%*	100,500,000	—	100,500,000
TCPC Funding Facility	2020	L+2.50	%*†	244,000,000	106,000,000	350,000,000
SBA Debentures	2024-2025	2.81	%‡	49,000,000	26,000,000	75,000,000	§
Total leverage				437,500,000	$204,000,000	$641,500,000
Unamortized issuance costs				(1,921,546)
Debt, net of unamortized issuance costs				$435,578,454

*	Based on either LIBOR or the lender’s cost of funds, subject to certain limitations
†	Or L+2.25% subject to certain funding requirements

‡	Weighted-average interest rate on pooled loans of $42.8 million, excluding fees of 0.36%. As of March 31, 2016, the remaining $6.2 million of the outstanding amount was not yet pooled, and bore interest at a temporary rate of 1.20% plus fees of 0.36% through September 23, 2016, the date of the next SBA pooling.
§	Anticipated total capacity of $150.0 million, subject to approval by the SBA following complete funding of our initial $75.0 million commitment.

On July 13, 2015, we obtained exemptive relief from the SEC to permit us to exclude the debt of our SBA Debentures from our 200% asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the 200% asset coverage test by permitting the SBIC to borrow up to $150.0 million more than it would otherwise be able to absent the receipt of this exemptive relief.  The SBIC currently has a $75.0 million commitment from the SBA.  Once this commitment is fully drawn, the SBIC intends to submit an application to the SBA for an additional $75.0 million commitment.

Net cash used in operating activities during the three months ended March 31, 2016 was $27.9 million. Our primary use of cash in operating activities during this period consisted of the settlement of acquisitions of investments (net of dispositions) of $46.5 million, partially offset by net investment income less incentive allocation (net of non-cash income and expenses) of approximately $18.6 million.

Net cash provided by financing activities was $14.9 million during the three months ended March 31, 2016, consisting primarily of $41.2 million of net borrowings, reduced by $20.9 million in distributions to TCPC, $5.2 million in distributions of incentive compensation to the General Partner, and payment of $0.2 million in debt issuance costs.

At March 31, 2016, we had $22.7 million in cash and cash equivalents.

The SVCP Facility and the TCPC Funding Facility are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 200% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the SVCP Facility and the TCPC Funding Facility, and may therefore impact our ability to borrow under the SVCP Facility and the TCPC Funding Facility. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At March 31, 2016, we were in compliance with all financial and operational covenants required by the Leverage Program.

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

The following table summarizes our distributions to our common limited partner for the three months ended March 31, 2016 and 2015:

Date Declared	Total Amount
February 24, 2016	$20,893,214
Total for the three months ended March 31, 2016	$20,893,214
March 10, 2015	$17,605,485
Total for the three months ended March 31, 2015	$17,605,485

Distributions to the General Partner

TCPC’s performance during the three months ended March 31, 2016 and 2015 exceeded the total return threshold; accordingly, incentive compensation of $4.6 million and $4.5 million for the three months ended March 31, 2016 and 2015 respectively was distributable to the General Partner.

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

Recent Developments

From April 1, 2016 through May 6, 2016, the Partnership has invested approximately $36.3 million primarily in four senior secured loans, which includes $21.5 million funded through th SBIC. The combined effective yield is approximately 10.7%.

On May 10, 2016, TCPC’s board of directors declared a second quarter regular dividend of $0.36 per share payable on June 30, 2016 to stockholders of record as of the close of business on June 16, 2016.

Item 3:	Quantitative and qualitative disclosure about market risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2016, 80.8% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At March 31, 2016, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 76.6%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our March 31, 2016 balance sheet, the following table shows the annual impact on net income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest income	Interest Expense	Net Income
Up 300 basis points	$25,163,174	$(12,675,000)	$12,488,174
Up 200 basis points	15,939,131	(8,450,000)	7,489,131
Up 100 basis points	6,715,496	(4,225,000)	2,490,496
Down 100 basis points	(1,676,324)	2,668,933	992,609
Down 200 basis points	(1,676,324)	2,668,933	992,609
Down 300 basis points	(1,676,324)	2,668,933	992,609

Item 4.	Controls and Procedures

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

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of March 31, 2016, we are currently not a party to any pending material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our most recent annual report on Form 10-K, as filed with the Securities and Exchange Commission on February 29, 2016.

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

Date: May 10, 2016
	By:	/s/ Howard M. Levkowitz
	Name:	Howard M. Levkowitz
	Title:	Chief Executive Officer

Date: May 10, 2016
	By:	/s/ Paul L. Davis
	Name:	Paul L. Davis
	Title:	Chief Financial Officer