Form 10-Q
period 2016-06-30
Special Value Continuation Partners, LP
filed 2016-08-09
CIK 1370754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2016

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

The number of the Registrant’s common limited partner interests outstanding as of June 30, 2016 was 852,096,887.

SPECIAL VALUE CONTINUATION PARTNERS, LP

FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 2016

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Statements of Assets and Liabilities

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Investments, at fair value:
Companies less than 5% owned (cost of $1,151,564,537 and $1,123,682,687, respectively)	$1,129,946,177	$1,099,208,475
Companies 5% to 25% owned (cost of $74,317,200 and $68,862,518, respectively)	72,159,305	69,008,931
Companies more than 25% owned (cost of $54,938,136 and $39,162,221 respectively)	29,395,925	14,702,319
Total investments (cost of $1,280,819,873 and $1,231,707,426, respectively)	1,231,501,407	1,182,919,725

Cash and cash equivalents	38,313,586	35,629,435
Receivable for investments sold	27,666,936	-
Accrued interest income:
Companies less than 5% owned	7,992,011	8,842,528
Companies 5% to 25% owned	784,121	741,306
Companies more than 25% owned	529,885	29,230
Deferred debt issuance costs	4,603,529	5,390,241
Unrealized appreciation on swaps	2,981,525	3,229,442
Options (cost of $279,327 and $51,750, respectively)	417,504	-
Prepaid expenses and other assets	548,332	2,047,131
Total assets	1,315,338,836	1,238,829,038

Liabilities
Debt, net of unamortized issuance costs	412,365,060	394,467,407
Payable for investments purchased	40,952,073	6,425,414
Incentive allocation payable	4,626,745	5,207,606
Interest payable	2,748,300	2,663,341
Payable to the Advisor	428,647	260,760
Accrued expenses and other liabilities	2,121,124	2,348,909
Total liabilities	463,241,949	411,373,437

Commitments and contingencies (Note 5)

Net assets applicable to common limited and general partners	$852,096,887	$827,455,601

Composition of net assets applicable to common limited and general partners
Paid-in capital in excess of par	1,011,033,295	981,033,295
Accumulated net investment income	23,930,814	25,141,636
Accumulated net realized losses	(135,817,685)	(132,485,958)
Accumulated net unrealized depreciation	(47,049,537)	(46,233,372)
Net assets applicable to common limited and general partners	$852,096,887	$827,455,601

See accompanying notes to the consolidated financial statements.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Unaudited)

June 30, 2016

										% of Total
					Total				Fair	Cash and
Issuer	Instrument	Ref	Floor	Spread	Coupon	Maturity	Principal	Cost	Value	Investments	Notes

Debt Investments (A)
Advertising, Public Relations Services
Doubleplay III Limited (Exterion Media) (United Kingdom)	First Lien Facility A1 Term Loan	EURIBOR (Q)	1.25%	5.75%	7.00%	3/18/2018	€12,249,157	16,157,454	13,603,914	1.07%	D/H
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 1 Term Loan (1.25% Exit Fee)	LIBOR (M)	0.33%	10.17%	10.86%	9/1/2018	$15,000,000	14,663,929	14,727,750	1.16%	H/L
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 1 Term Loan	LIBOR (M)	0.33%	10.17%	N/A	9/1/2018	$–	-	-	-	H
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 1 Term Loan	LIBOR (M)	0.33%	10.17%	N/A	9/1/2018	$–	-	-	-	H
								30,821,383	28,331,664	2.23%
Air Transportation
Cargojet Airways LTD. (Canada)	Aircraft Acquisition Loan A	LIBOR (M)	-	8.50%	9.00%	1/31/2023	$13,738,102	13,496,379	13,984,014	1.10%	H
Cargojet Airways LTD. (Canada)	Aircraft Acquisition Loan A1	LIBOR (M)	-	8.50%	9.00%	1/31/2023	$14,058,316	13,794,314	14,300,119	1.13%	H
Mesa Air Group, Inc.	Acquisition Delayed Draw Loan	LIBOR (M)	-	7.25%	N/A	6/17/2019	$-	-	271,500	0.02%
Mesa Air Group, Inc.	Acquisition Loan	LIBOR (M)	-	7.25%	7.75%	7/15/2022	$15,038,207	14,799,825	15,338,971	1.21%
								42,090,518	43,894,604	3.46%
Apparel Manufacturing
Broder Bros., Co.	First Lien Term Loan (First Out)	LIBOR (Q)	1.25%	5.75%	7.00%	6/3/2021	$9,840,000	9,663,099	9,692,400	0.76%
Broder Bros., Co.	First Lien Term Loan B (Last Out)	LIBOR (Q)	1.25%	12.25%	13.50%	6/3/2021	$9,860,000	9,687,471	9,712,100	0.76%
JH Apparel Holdings, LLC	First Lien FILO Term Loan	LIBOR (M)	1.00%	9.60%	10.60%	4/8/2019	$3,192,279	3,175,386	3,224,202	0.25%
								22,525,956	22,628,702	1.77%
Business Support Services
Enerwise Global Technologies, Inc.	Sr Secured Revolving Loan	LIBOR (Q)	0.23%	8.52%	8.75%	11/30/2018	$–	(27,602)	11,600	-	K
Enerwise Global Technologies, Inc.	Sr Secured Term Loan (1.0% Exit Fee)	LIBOR (Q)	0.23%	9.27%	9.92%	11/30/2019	$24,250,000	24,018,703	24,320,325	1.92%	L
STG-Fairway Acquisitions, Inc. (First Advantage)	Second Lien Term Loan	LIBOR (Q)	1.00%	9.25%	10.25%	6/30/2023	$31,000,000	30,566,061	31,864,900	2.51%
								54,557,162	56,196,825	4.43%
Chemicals
Anuvia Plant Nutrients Holdings, LLC	Sr Secured Term Loan (8.0% Exit Fee)	LIBOR (Q)	-	10.63%	11.96%	2/1/2018	$10,254,168	10,651,471	10,748,931	0.85%	L
BioAmber, Inc.	Sr Secured Term Loan (8.0% Exit Fee)	LIBOR (M)	0.23%	9.27%	9.96%	12/1/2017	$7,982,168	8,346,945	8,675,020	0.68%	L
Green Biologics, Inc.	Sr Secured Delayed Draw Term Loan (10.0% Exit Fee)	Prime Rate	-	7.75%	11.25%	5/1/2018	$15,000,000	15,202,033	15,553,500	1.22%	L
								34,200,449	34,977,451	2.75%
Communications Equipment Manufacturing
Globecomm Systems, Inc.	First Lien Term Loan	LIBOR (Q)	1.25%	7.63%	10.13%	12/11/2018	$14,554,640	14,409,094	14,554,640	1.15%	B
Globecomm Systems, Inc.	First Lien Series A Term Loan	LIBOR (Q)	1.25%	7.63%	8.88%	12/11/2018	$–	-	-	-
								14,409,094	14,554,640	1.15%

Computer Equipment Manufacturing
Silicon Graphics International Corp.	First Lien Term Loan	LIBOR (Q)	1.00%	9.00%	10.00%	7/27/2018	$15,949,968	15,757,759	16,069,593	1.27%	J

Computer Systems Design and Related Services
Dealersocket, Inc.	Senior Secured 1st Lien Term Loan	LIBOR (M)	1.00%	10.00%	11.00%	2/10/2021	$17,500,000	16,883,291	17,272,500	1.36%
MSC Software Corporation	Second Lien Term Loan	LIBOR (M)	1.00%	7.50%	8.50%	5/29/2021	$6,993,035	6,945,905	5,944,080	0.47%
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan B	LIBOR (Q)	-	8.00%	8.64%	9/3/2018	$2,325,867	2,325,867	2,325,867	0.18%	H
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan	LIBOR (Q)	-	8.00%	8.64%	9/3/2018	$10,373,333	10,306,412	10,373,333	0.82%	H
OnX USA, LLC	First Lien Term Loan B	LIBOR (Q)	-	8.00%	8.64%	9/3/2018	$3,761,733	3,761,733	3,761,733	0.30%
OnX USA, LLC	First Lien Term Loan	LIBOR (Q)	-	8.00%	8.64%	9/3/2018	$3,186,667	3,169,864	3,186,667	0.25%
Vistronix, LLC	First Lien Revolver	LIBOR (Q)	0.50%	8.50%	9.00%	12/4/2018	$570,996	567,735	570,996	0.04%
Vistronix, LLC	First Lien Term Loan	LIBOR (M)	0.50%	8.50%	9.00%	12/4/2018	$6,123,145	6,082,365	6,061,914	0.48%
Waterfall International, Inc.	First Lien Delayed Draw Term Loan	LIBOR (Q)	-	11.67%	12.36%	9/1/2018	$4,800,000	4,772,537	4,818,960	0.38%
								54,815,709	54,316,050	4.28%
Data Processing and Hosting Services
Asset International, Inc.	Delayed Draw Term Loan	LIBOR (M)	1.00%	7.00%	8.00%	7/31/2020	$3,430,383	3,399,154	3,383,558	0.27%
Asset International, Inc.	Revolver Loan	LIBOR (M)	1.00%	7.00%	8.00%	7/31/2020	$807,920	801,046	796,892	0.06%
Asset International, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	7.00%	8.00%	7/31/2020	$8,088,844	7,971,339	7,978,431	0.63%
Rightside Group, Ltd.	Second Lien Term Loan	LIBOR (Q)	0.50%	8.75%	9.44%	8/6/2019	$4,625,000	3,972,348	4,643,500	0.37%
United TLD Holdco, Ltd. (Rightside) (Cayman Islands)	Second Lien Term Loan	LIBOR (Q)	0.50%	8.75%	9.44%	8/6/2019	$9,250,000	7,944,697	9,287,000	0.73%	H
								24,088,584	26,089,381	2.06%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2016

										% of Total
					Total				Fair	Cash and
Issuer	Instrument	Ref	Floor	Spread	Coupon	Maturity	Principal	Cost	Value	Investments	Notes

Debt Investments (continued)
Electric Power Generation, Transmission and Distribution
Holocene Renewable Energy Fund 3, LLC (Conergy)	First Lien Term Loan	Fixed	-	9% Cash + 1% PIK	10.00%	9/10/2017	$7,499,009	$7,452,179	$7,424,019	0.58%
CGY UK Portfolio I Borrower LLC, (Conergy)	Senior Secured 1st Lien Term Loan	LIBOR (Q)	-	9.00%	9.65%	3/3/2018	$3,951,020	3,849,232	3,911,510	0.31%
								11,301,411	11,335,529	0.89%
Electronic Component Manufacturing
Redaptive, Inc.	First Lien Delayed Draw Term Loan	LIBOR (Q)	-	10.72%	N/A	7/1/2018	$–	(96,963)	-	-	K
Soraa, Inc.	Tranche A Term Loan (3.0% Exit Fee)	LIBOR (Q)	0.44%	9.33%	9.96%	3/1/2018	$21,383,721	20,745,834	20,858,751	1.64%	L
Soraa, Inc.	Tranche B Term Loan	LIBOR (Q)	0.44%	9.33%	9.96%	9/1/2017	$1,603,779	1,523,920	1,580,043	0.12%
								22,172,791	22,438,794	1.76%
Equipment Leasing
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	-	12.00%	12.00%	11/1/2020	$16,870,302	16,870,302	16,870,302	1.33%	E/F
Essex Ocean, LLC (Solexel)	Sr Secured Term Loan	Fixed	-	8.00%	8.00%	8/15/2018	$2,167,243	2,167,243	2,206,254	0.17%
								19,037,545	19,076,556	1.50%
Facilities Support Services
NANA Development Corp.	First Lien Term Loan B	LIBOR (M)	1.25%	6.75%	8.00%	3/15/2018	$1,407,222	1,312,234	1,315,752	0.10%

Financial Investment Activities
iPayment, Inc.	First Lien Term Loan B2	LIBOR (Q)	1.50%	5.25%	6.75%	5/8/2017	$12,304,553	$11,922,380	$11,781,610	0.93%
Magnolia Finance V plc (Cayman Islands)	Asset-Backed Credit Linked Notes	Fixed	-	13.13%	13.13%	8/2/2021	$15,000,000	15,000,000	14,812,500	1.17%	E/H
								26,922,380	26,594,110	2.10%

Gaming
AP Gaming I, LLC	First Lien Revolver	LIBOR (M)	-	8.25%	N/A	12/20/2018	$–	(1,759,594)	(1,562,500)	(0.12%)	K

Grocery Stores
Bashas, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.50%	8.80%	10.30%	10/8/2019	$9,455,037	9,418,865	9,549,587	0.75%

Hospitals
Evidera, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	9.00%	10.00%	7/1/2018	$3,611,649	3,593,591	3,665,824	0.29%
KPC Healthcare, Inc.	First Lien Term Loan	Prime Rate	-	8.25%	11.75%	8/28/2020	$15,866,144	15,557,477	15,960,547	1.26%
								19,151,068	19,626,371	1.55%
Insurance Carriers
JSS Holdings, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	6.50%	7.50%	8/31/2021	$3,850,000	3,781,810	3,657,500	0.29%
US Apple Holdco, LLC (Ventiv Technology)	First Lien Term Loan	LIBOR (Q)	0.50%	11.50%	12.19%	8/29/2019	$20,000,000	19,444,049	20,000,000	1.58%
								23,225,859	23,657,500	1.87%
Insurance Related Activities
Acrisure, LLC	Second Lien Notes	LIBOR (Q)	1.00%	9.00%	10.00%	11/19/2022	$28,999,999	28,612,141	28,999,999	2.28%
Acrisure, LLC	Second Lien Incremental Notes	LIBOR (Q)	1.00%	9.00%	10.00%	11/19/2022	$6,000,000	5,942,305	6,000,000	0.47%
								34,554,446	34,999,999	2.75%

Lessors of Nonfinancial Licenses
ABG Intermediate Holdings 2, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	5/27/2022	$15,768,424	15,640,895	15,255,950	1.20%
ABG Intermediate Holdings 2, LLC	Second Lien Incremental Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	5/27/2022	$3,426,412	3,395,672	3,315,054	0.26%
								19,036,567	18,571,004	1.46%
Management, Scientific, and Technical Consulting Services
Dodge Data & Analytics, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.75%	9.75%	10/31/2019	$24,344,549	23,884,767	23,735,935	1.87%

Medical Equipment and Supplies Manufacturing
Bioventus, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.00%	4/10/2020	$11,000,000	10,835,990	10,917,500	0.86%

Motion Picture and Video Industries
CORE Entertainment, Inc.	First Lien Term Loan	Fixed	-	11.00%	11.00%	6/21/2017	$9,462,231	9,497,311	4,314,304	0.34%	C
CORE Entertainment, Inc.	Second Lien Term Loan	Fixed	-	15.50%	15.50%	6/21/2018	$7,569,785	7,700,187	298,250	0.02%	C
								17,197,498	4,612,554	0.36%
Nondepository Credit Intermediation
Caribbean Financial Group (Cayman Islands)	Sr Secured Notes	Fixed	-	11.50%	11.50%	11/15/2019	$28,678,000	28,552,175	28,911,009	2.28%	E/G/H
Daymark Financial Acceptance, LLC	First Lien Delayed Draw Term Loan	LIBOR (M)	-	9.50%	9.96%	1/12/2020	$17,500,000	17,267,540	17,017,000	1.34%
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.00%	3/26/2021	$16,183,908	16,018,277	15,913,637	1.25%
Trade Finance Funding I, Ltd. (Cayman Islands)	Secured Class B Notes	Fixed	-	10.75%	10.75%	11/13/2018	$15,084,000	15,084,000	14,857,740	1.17%	E/H
								76,921,992	76,699,386	6.04%
Oil and Gas Extraction
MD America Energy, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	8/4/2019	$242,857	240,296	228,286	0.02%

Other Chemical Products and Mineral Manufacturing
Nanosys, Inc.	Senior Secured 1st Lien Delayed Draw Term Loan (3.0% Exit Fee)	LIBOR (Q)	-	9.81%	10.50%	4/1/2019	$7,000,000	6,371,874	6,654,050	0.52%	L

Other Information Services
Simmons Research, LLC	First Lien Term Loan	LIBOR (Q)	0.50%	10.50%	11.19%	12/11/2020	$5,000,712	4,908,856	4,938,203	0.39%
SoundCloud Ltd. (United Kingdom)	Sr Secured Term Loan (2.0% Exit Fees)	LIBOR (M)	0.28%	10.72%	11.00%	10/1/2018	$31,550,000	31,494,139	31,944,398	2.52%	H/L
TCH-2 Holdings, LLC (TravelClick)	Second Lien Term Loan	LIBOR (M)	1.00%	7.75%	8.75%	11/6/2021	$19,988,392	19,752,366	18,789,089	1.48%	G
								56,155,361	55,671,690	4.39%
Other Manufacturing
AGY Holding Corp.	Sr Secured Term Loan	Fixed	-	12.00%	12.00%	9/15/2016	$4,869,577	4,869,577	4,869,577	0.38%	B
AGY Holding Corp.	Second Lien Notes	Fixed	-	11.00%	11.00%	11/15/2016	$9,268,000	7,586,317	9,268,000	0.73%	B/E
Boomerang Tube, LLC	Subordinated Notes	LIBOR (M)	-	17.50%	17.50%	2/1/2021	$1,030,741	1,030,741	146,365	0.01%	C
								13,486,635	14,283,942	1.12%
Other Telecommunications
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	7.75%	9.00%	4/30/2021	$14,000,000	13,860,000	12,623,310	0.99%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2016

										% of Total
					Total				Fair	Cash and
Issuer	Instrument	Ref	Floor	Spread	Coupon	Maturity	Principal	Cost	Value	Investments	Notes

Debt Investments (continued)
Other Publishing
Bisnow, LLC	First Lien Revolver	LIBOR (Q)	-	9.00%	N/A	4/29/2021	$–	$(24,000)	$(24,000)	-	K
Bisnow, LLC	First Lien Term Loan	LIBOR (Q)	-	9.00%	9.69%	4/29/2021	$8,800,000	8,629,495	8,624,000	0.68%
MediMedia USA, Inc.	First Lien Revolver	Prime Rate	-	5.75%	9.25%	5/20/2018	$3,952,500	3,501,508	3,952,500	0.31%
MediMedia USA, Inc.	First Lien Term Loan	LIBOR (Q)	1.25%	6.75%	8.00%	11/20/2018	$5,681,239	5,598,879	5,681,239	0.45%	G
								17,705,882	18,233,739	1.44%
Pharmaceuticals
Lantheus Medical Imaging, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	6.00%	7.00%	6/30/2022	$10,976,206	10,380,535	9,823,704	0.77%

Plastics Manufacturing
Iracore International, Inc.	Sr Secured Notes	Fixed	-	9.50%	9.50%	6/1/2018	$13,600,000	13,600,000	7,378,000	0.58%	E/G

Radio and Television Broadcasting
Fuse, LLC	Sr Secured Notes	Fixed	-	10.38%	10.38%	7/1/2019	$7,312,000	7,312,000	5,739,920	0.45%	E/G
NEP/NCP Holdco, Inc.	Second Lien Term Loan	LIBOR (M)	1.25%	8.75%	10.00%	7/22/2020	$15,000,000	14,735,376	14,325,000	1.13%
								22,047,376	20,064,920	1.58%

Restaurants
RM OpCo, LLC (Real Mex)	Convertible Second Lien Term Loan Tranche B-1	Fixed	-	8.50%	8.50%	3/30/2018	$1,861,478	1,861,478	1,861,478	0.15%	B
RM OpCo, LLC (Real Mex)	First Lien Term Loan Tranche A	Fixed	-	7.00%	7.00%	3/30/2018	$4,857,987	4,574,601	4,857,987	0.38%	B
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B	Fixed	-	8.50%	8.50%	3/30/2018	$9,275,105	9,275,105	3,446,629	0.27%	B
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B-1	Fixed	-	8.50%	8.50%	3/30/2018	$2,921,047	2,905,624	2,921,047	0.23%	B
RM OpCo, LLC (Real Mex)	Sr Convertible Second Lien Term Loan B	Fixed	-	8.50%	8.50%	3/30/2018	$2,729,864	2,729,864	2,729,864	0.21%	B
								21,346,672	15,817,005	1.24%
Retail
Connexity, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.00%	2/13/2020	$6,193,688	6,193,688	6,076,317	0.48%
The Gymboree Corporation	First Lien Term Loan	LIBOR (Q)	-	10.25%	10.92%	9/24/2020	$9,827,273	9,634,947	9,630,728	0.76%
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.00%	8.50%	9.50%	9/25/2020	$12,738,301	12,619,639	12,865,684	1.01%
								28,448,274	28,572,729	2.25%
Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Sr Secured Notes	Fixed	-	10.00%	10.00%	10/1/2019	$9,393,000	9,393,000	7,058,840	0.56%	E/G/H

Scientific Research and Development Services
BPA Laboratories, Inc.	Senior Secured Notes	Fixed	-	12.25%	12.25%	4/1/2017	$38,932,000	39,001,750	39,321,320	3.10%	E/G

Software Publishing
Acronis International GmbH (Switzerland)	First Lien Term Loan	LIBOR (Q)	1.00%	9.50%	10.50%	6/9/2017	$28,719,439	28,660,063	28,170,897	2.22%	H
ArcServe (USA), LLC	Second Lien Term Loan	LIBOR (Q)	0.50%	8.50%	9.13%	1/31/2020	$30,028,125	29,605,659	28,016,241	2.21%
Autoalert, LLC	First Lien Term Loan	LIBOR (Q)	0.25%	4.75% Cash + 4% PIK	9.44%	3/31/2019	$35,267,436	34,843,159	35,159,870	2.77%
BlackLine Systems, Inc.	First Lien Term Loan	LIBOR (Q)	1.50%	0.4% Cash + 7.6% PIK	9.50%	9/25/2018	$15,115,023	14,466,578	15,115,023	1.19%
BlackLine Systems, Inc.	Senior Secured 1st Lien Incremental Term Loan	LIBOR (Q)	1.50%	0.4% Cash + 7.6% PIK	9.50%	9/25/2018	$3,809,896	3,742,949	3,809,896	0.30%
BlackLine Systems, Inc.	Senior Secured Revolver	LIBOR (Q)	0.50%	6.00%	6.50%	9/25/2018	$–	-	-	-
Bluehornet Networks, Inc.	First Lien Term Loan	LIBOR (Q)	-	9.50%	10.15%	12/3/2020	$5,911,694	5,753,056	5,734,343	0.45%
Edmentum, Inc.	Jr Revolving Facility	Fixed	-	5.00%	5.00%	6/9/2020	$2,762,241	2,762,241	2,762,241	0.22%	B
Edmentum Ultimate Holdings, LLC	Sr PIK Notes	Fixed	-	8.50%	8.50%	6/9/2020	$2,725,875	2,725,875	2,725,875	0.21%	B
Edmentum Ultimate Holdings, LLC	Jr PIK Notes	Fixed	-	10.00%	10.00%	6/9/2020	$12,395,233	11,835,221	11,924,214	0.94%	B
Fidelis Acquisitionco, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.00%	11/4/2019	$42,349,121	41,693,444	42,200,899	3.32%
Fidelis Acquisitionco, LLC	Sr Secured Revolver	LIBOR (Q)	1.00%	8.00%	9.00%	11/4/2019	$3,182,143	3,182,143	3,171,005	0.25%
Newscycle Solutions, Inc.	Second Lien Term Loan	LIBOR (Q)	-	13.00%	13.66%	9/10/2021	$11,513,362	11,170,722	11,167,962	0.88%
Newscycle Solutions AB	Second Lien Term Loan B	LIBOR (Q)	-	13.00%	13.66%	9/10/2021	$11,513,362	11,170,722	11,167,962	0.88%
Soasta, Inc.	Senior Secured 1st Lien Term Loan (4.0% Exit Fees)	LIBOR (Q)	-	9.56%	10.25%	4/1/2019	$17,880,435	17,617,584	17,650,671	1.39%	L
Utilidata, Inc.	First Lien Delayed Draw Term Loan (1.0% Exit Fee)	LIBOR (M)	0.62%	9.88%	10.50%	1/1/2019	$3,200,000	3,106,557	3,000,000	0.24%	L
Virgin Pulse Inc.	First Lien Term Loan	LIBOR (Q)	-	8.00%	8.65%	5/21/2020	$7,500,000	7,411,126	7,500,000	0.59%
								229,747,099	229,277,099	18.06%
Specialty Hospitals
Pacific Coast Holdings Investment, LLC	Senior Secured 1st Lien Delayed Draw Term Loan	LIBOR (M)	2.00%	9.70%	11.70%	10/23/2019	$10,828,233	10,722,349	10,828,233	0.85%

Sporting Goods, Hobby, and Musical Instrument Stores
Gander Mountain Company	Second Lien Term Loan	LIBOR (Q)	-	9.50%	10.15%	6/15/2018	$11,465,152	11,350,599	11,350,501	0.89%

Textile Furnishings Mills
Lexmark Carpet Mills, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.00%	12/19/2019	$23,271,945	23,271,945	22,918,212	1.81%
Lexmark Carpet Mills, Inc.	First Lien Term Loan B	LIBOR (Q)	1.00%	10.00%	11.00%	12/19/2019	$7,982,818	7,819,332	7,861,479	0.62%
								31,091,277	30,779,691	2.43%
Utility System Construction
Kawa Solar Holdings Limited	Revolving Credit Facility	Fixed	-	8.20%	8.20%	7/2/2017	$25,000,000	25,000,000	25,000,000	1.97%

Wired Telecommunications Carriers
Alpheus Communications, LLC	First Lien Delayed Draw FILO Term Loan	LIBOR (Q)	1.00%	7.42%	8.42%	5/31/2018	$1,701,070	1,685,793	1,693,885	0.13%
Alpheus Communications, LLC	First Lien FILO Term Loan	LIBOR (Q)	1.00%	7.42%	8.42%	5/31/2018	$7,352,464	7,279,371	7,197,695	0.57%
Integra Telecom Holdings, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	8.50%	9.75%	2/22/2020	$13,231,193	13,060,960	12,238,854	0.97%
Oxford County Telephone and Telegraph Company	First Lien Term Loan	LIBOR (Q)	1.00%	7.13%	8.13%	8/31/2020	$3,970,000	3,918,827	3,944,195	0.31%
								25,944,951	25,074,629	1.98%
Wireless Telecommunications Carriers
Gogo, LLC	Sr Secured Notes	Fixed	-	12.50%	12.50%	7/1/2022	$10,000,000	10,000,000	9,912,500	0.78%	E

Total Debt Investments								1,202,374,363	1,176,581,175	92.66%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2016

										% of Total
					Total				Fair	Cash and
Issuer	Instrument	Ref	Floor	Spread	Coupon	Maturity	Shares	Cost	Value	Investments	Notes

Equity Securities
Advertising and Public Relations Services
InMobi, Inc. (Singapore)	Warrants to Purchase Stock						562,496	$230,569	$232,311	0.02%	C/E/H

Air Transportation
Aircraft Leased to United Airlines, Inc.
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests						683	3,431,877	3,349,523	0.26%	E/F
United N661UA-767, LLC (N661UA)	Trust Beneficial Interests						688	3,568,066	3,385,801	0.27%	E/F
Epic Aero, Inc. (One Sky)	Warrants to Purchase Common Stock						1,843	855,313	2,493,165	0.20%	C/E
								7,855,256	9,228,489	0.73%
Business Support Services
Findly Talent, LLC	Membership Units						708,229	230,938	143,062	0.01%	C/E
STG-Fairway Holdings, LLC (First Advantage)	Class A Units						841,479	325,432	2,061,624	0.16%	C/E
								556,370	2,204,686	0.17%
Chemicals
Green Biologics, Inc.	Warrants to Purchase Stock						615,000	272,594	220,724	0.02%	C/E

Communications Equipment Manufacturing
Wasserstein Cosmos Co-Invest, L.P. (Globecomm)	Limited Partnership Units						5,000,000	5,000,000	3,078,000	0.24%	B/C/E

Computer Systems Design and Related Services
Waterfall International, Inc.	Series B Preferred Stock						1,428,571	1,000,000	1,053,286	0.08%	C/E
Waterfall International, Inc.	Warrants to Purchase Stock						920,000	89,847	129,996	0.01%	C/E
								1,089,847	1,183,282	0.09%
Data Processing and Hosting Services
Anacomp, Inc.	Class A Common Stock						1,255,527	26,711,048	1,393,635	0.11%	C/E/F
Rightside Group, Ltd.	Warrants						498,855	2,778,622	757,387	0.06%	C/E
								29,489,670	2,151,022	0.17%
Electrical Equipment Manufacturing
NEXTracker, Inc.	Series B Preferred Stock						558,884	-	3,185,303	0.25%	C/E
NEXTracker, Inc.	Series C Preferred Stock						17,640	-	100,539	0.01%	C/E
								-	3,285,842	0.26%
Electronic Component Manufacturing
Soraa, Inc.	Warrants to Purchase Common Stock						3,071,860	478,899	12,595	-	C/E

Equipment Leasing
36th Street Capital Partners Holdings, LLC	Membership Units						4,217,576	4,217,576	4,217,576	0.33%	C/E/F
Essex Ocean II, LLC	Membership Units						199,430	139,267	179,088	0.01%	C/E/F
								4,356,843	4,396,664	0.34%

Financial Investment Activities
GACP I, LP	Membership Units						10,954,741	11,073,878	11,074,171	0.87%	C/E/I
Marsico Holdings, LLC	Common Interest Units						168,698	172,694	1,687	-	C/E/I
								11,246,572	11,075,858	0.87%

Metal and Mineral Mining
EPMC HoldCo, LLC	Membership Units						1,312,720	-	315,053	0.02%	B/E

Other Chemical Products and Mineral Manufacturing
Nanosys, Inc.	Warrants to Purchase Common Stock						800,000	605,266	623,040	0.05%	C/E

Other Information Services
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock						946,498	79,082	77,802	0.01%	C/E/H

Other Manufacturing
Boomerang Tube Holdings, Inc.	Common Stock						24,288	243	243	-	C/E
KAGY Holding Company, Inc.	Series A Preferred Stock						9,778	1,091,200	6,164,482	0.49%	B/C/E
Precision Holdings, LLC	Class C Membership Interest						33	-	1,656	-	C/E
								1,091,443	6,166,381	0.49%
Radio and Television Broadcasting
Fuse Media, LLC	Warrants to Purchase Common Stock						233,470	300,322	-	-	C/E

Restaurants
RM Holdco, LLC (Real Mex)	Equity Participation						24	-	-	-	B/C/E
RM Holdco, LLC (Real Mex)	Membership Units						13,161,000	2,010,777	-	-	B/C/E
								2,010,777	-	-
Retail
Shop Holding, LLC (Connexity)	Class A Units						507,167	480,049	21,707	-	C/E

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2016

										% of Total
					Total				Fair	Cash and
Issuer	Instrument	Ref	Floor	Spread	Coupon	Maturity	Shares	Cost	Value	Investments	Notes

Equity Securities (continued)
Software Publishing
Blackline Intermediate, Inc.	Warrants to Purchase Common Stock						1,232,731	$522,678	$1,957,454	0.15%	C/E
Edmentum Ultimate Holdings, LLC	Class A Common Units						159,515	680,226	680,218	0.05%	B/C/E
Soasta, Inc.	Warrants to Purchase Series F Preferred Stock						715,217	192,651	29,252	-	C/E
Utilidata, Inc.	Warrants to Purchase Stock						719,998	216,336	190,007	0.01%	C/E
								1,611,891	2,856,931	0.21%
Wired Telecommunications Carriers
Integra Telecom, Inc.	Common Stock						1,274,522	8,433,884	5,269,511	0.42%	C/E
Integra Telecom, Inc.	Warrants						346,939	19,920	197,270	0.02%	C/E
V Telecom Investment S.C.A. (Vivacom) (Luxembourg)	Common Shares						1,393	3,236,256	2,323,064	0.19%	C/D/E/H
								11,690,060	7,789,845	0.63%

Total Equity Securities								78,445,510	54,920,232	4.32%

Total Investments								$1,280,819,873	$1,231,501,407

Cash and Cash Equivalents
Cash Denominated in Foreign Currencies									335,734	0.03%
Cash Held on Account at Various Institutions									37,977,852	2.99%
Cash and Cash Equivalents									38,313,586	3.02%

Total Cash and Investments									$1,269,814,993	100.00%	M

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

At June 30, 2016, such hedging activities included the derivatives listed at the end of the Consolidated Schedule of Investments. (See Note 2)

(E) Restricted security. (See Note 2)

(F)  Controlled issuer – as defined under the Investment Company Act of 1940 (ownership of 25% or more of the outstanding voting securities of this issuer). Investment is not more than 50% of the outstanding voting securities of the issuer  See Consolidated Schedule of Changes in Investments in Affiliates.

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $233,176,219 and $186,045,477 respectively, for the six months ended June 30, 2016. Aggregate acquisitions includes investment assets received as payment in kind.  Aggregate dispositions includes principal paydowns on and maturities of debt investments.  The total value of restricted securities and bank debt as of June 30, 2016 was $1,231,355,042 or 97.0% of total cash and investments of the Company.  As of June 30, approximately 18.2% of the total assets of the Partnership were not qualifying assets under Section 55(a) of the 1940 Act.

Options and swaps at June 30, 2016 were as follows:

Investment	Notional Amount	Fair Value

Euro/US Dollar Cross-Currency Basis Swap with Wells Fargo Bank, N.A., Pay Euros/Receive USD, Expires 3/31/2017	$16,401,467	$2,981,525
GBP, Put Option, $1.47370, expires 3/3/17	£2,681,021	$417,504

See accompanying notes to the consolidated financial statements.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments

December 31, 2015

										% of Total
					Total				Fair	Cash and
Issuer	Instrument	Ref	Floor	Spread	Coupon	Maturity	Principal	Cost	Value	Investments	Notes

Debt Investments (A)
Accounting, Tax and Payroll Services
EGS Holdings, Inc. (Expert Global Solutions)	Holdco PIK Notes	LIBOR (A)	3.00%	10.00%	13.00%	10/3/2018	$64,783	$64,783	$64,783	0.01%
Expert Global Solutions, LLC	Second Lien Term Loan	LIBOR (Q)	1.50%	11.00%	12.50%	10/3/2018	$15,249,675	15,041,186	15,249,675	1.25%
								15,105,969	15,314,458	1.26%
Advertising, Public Relations Services
Doubleplay III Limited (Exterion Media) (United Kingdom)	First Lien Facility A1 Term Loan	EURIBOR (Q)	1.25%	5.75%	7.00%	3/18/2018	€12,249,157	15,931,220	13,171,984	1.08%	D/H
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 1 Term Loan (1.25% Exit Fee)	LIBOR (M)	0.33%	10.17%	10.50%	9/1/2018	$13,145,041	12,695,719	12,776,341	1.05%	H/L
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 1 Term Loan (1.25% Exit Fee)	LIBOR (M)	0.33%	10.17%	N/A	9/1/2018	$-	-	-	-	H/L
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 1 Term Loan (1.25% Exit Fee)	LIBOR (M)	0.33%	10.17%	N/A	9/1/2018	$-	-	-	-	H/L
								28,626,939	25,948,325	2.13%
Air Transportation
Aircraft Leased to Delta Air Lines, Inc.
N913DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	3/15/2017	$114,196	114,196	115,617	0.01%	F
N918DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	8/15/2018	$233,219	233,219	237,494	0.02%	F
N954DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	3/20/2019	$336,554	336,554	342,734	0.03%	F
N955DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	6/20/2019	$362,232	362,232	369,162	0.03%	F
N956DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	5/20/2019	$358,380	358,380	365,197	0.03%	F
N957DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	6/20/2019	$365,401	365,401	372,392	0.03%	F
N959DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	7/20/2019	$372,361	372,361	379,522	0.03%	F
N960DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	10/20/2019	$396,169	396,169	403,869	0.03%	F
N961DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	8/20/2019	$385,667	385,667	393,115	0.03%	F
N976DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	2/15/2018	$214,686	214,686	218,321	0.02%	F
Aircraft Leased to United Airlines, Inc.
N659UA	Aircraft Secured Mortgage	Fixed	-	12.00%	12.00%	2/28/2016	$313,315	313,315	318,980	0.03%	F
N661UA	Aircraft Secured Mortgage	Fixed	-	12.00%	12.00%	5/4/2016	$557,684	557,684	570,303	0.05%	F
Cargojet Airways LTD. (Canada)	Aircraft Acquisition Loan A	LIBOR (M)	-	8.50%	8.75%	1/31/2023	$14,250,773	13,982,969	14,252,198	1.17%	H
Cargojet Airways LTD. (Canada)	Aircraft Acquisition Loan A1	LIBOR (M)	-	8.50%	N/A	1/31/2023	$-	-	-	-	H
Mesa Air Group, Inc.	Acquisition Delayed Draw Loan	LIBOR (M)	-	7.25%	N/A	6/17/2019	$-	-	278,288	0.02%
Mesa Air Group, Inc.	Acquisition Loan	LIBOR (M)	-	7.25%	7.62%	7/15/2022	$15,997,019	15,724,234	16,324,958	1.34%
								33,717,067	34,942,150	2.87%
Apparel Manufacturing
Broder Bros., Co.	First Lien Term Loan A (First Out)	LIBOR (Q)	1.25%	5.75%	7.00%	6/3/2021	$9,940,000	9,743,116	9,741,200	0.80%
Broder Bros., Co.	First Lien Term Loan B (Last Out)	LIBOR (Q)	1.25%	12.25%	13.50%	6/3/2021	$9,960,000	9,762,553	9,760,800	0.80%
JH Apparel Holdings, LLC	First Lien FILO Term Loan	LIBOR (M)	1.00%	9.60%	10.60%	4/8/2019	$3,669,926	3,645,226	3,669,926	0.30%
								23,150,895	23,171,926	1.90%
Business Support Services
Enerwise Global Technologies, Inc.	Sr Secured Revolving Loan	LIBOR (Q)	0.23%	8.52%	8.75%	11/30/2017	$-	(69,938)	(123,750)	(0.01%)	K
Enerwise Global Technologies, Inc.	Sr Secured Term Loan (1.0% Exit Fee)	LIBOR (Q)	0.23%	9.27%	9.50%	11/30/2019	$17,281,250	17,043,402	16,996,109	1.39%	L
STG-Fairway Acquisitions, Inc. (First Advantage)	Second Lien Term Loan	LIBOR (Q)	1.00%	9.25%	10.25%	6/30/2023	$31,000,000	30,546,700	31,883,500	2.62%
								47,520,164	48,755,859	4.00%
Chemicals
Anuvia Plant Nutrients Holdings, LLC	Sr Secured Term Loan (8.0 % Exit Fee)	LIBOR (M)	0.23%	10.27%	10.50%	2/1/2018	$7,700,000	7,993,675	8,059,280	0.66%	L
BioAmber, Inc.	Sr Secured Term Loan (8.25% Exit Fee)	LIBOR (M)	0.23%	9.27%	9.50%	12/1/2017	$10,000,000	10,226,245	10,509,000	0.86%	L
Green Biologics, Inc.	Sr Secured Delayed Draw Term Loan (10.0% Exit Fee)	Prime Rate	-	7.75%	11.25%	5/1/2018	$15,000,000	14,927,838	15,175,500	1.25%	L
								33,147,758	33,743,780	2.77%
Communications Equipment Manufacturing
Globecomm Systems, Inc.	First Lien Term Loan	LIBOR (Q)	1.25%	7.63%	8.88%	12/11/2018	$14,629,280	14,482,987	14,256,233	1.17%	B

Computer Equipment Manufacturing
Silicon Graphics International Corp.	First Lien Term Loan	LIBOR (Q)	1.00%	9.00%	10.00%	7/27/2018	$18,432,723	18,157,715	18,570,968	1.52%	J

Computer Systems Design and Related Services
Autoalert, LLC	First Lien Term Loan	LIBOR (Q)	0.25%	4.75% Cash + 4% PIK	9.00%	3/31/2019	$34,564,922	34,069,278	34,459,499	2.83%
MSC Software Corporation	Second Lien Term Loan	LIBOR (M)	1.00%	7.50%	8.50%	5/29/2021	$6,993,035	6,938,605	6,153,871	0.51%
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan B	LIBOR (Q)	-	8.00%	8.32%	9/3/2018	$2,337,733	2,337,733	2,355,266	0.19%	H
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan	LIBOR (Q)	-	7.00%	7.32%	9/3/2018	$10,426,667	10,343,578	10,322,400	0.85%	H
OnX USA, LLC	First Lien Term Loan B	LIBOR (Q)	-	8.00%	8.32%	9/3/2018	$4,675,467	4,675,467	4,710,533	0.39%
OnX USA, LLC	First Lien Term Loan	LIBOR (Q)	-	7.00%	7.32%	9/3/2018	$5,213,333	5,175,467	5,161,200	0.42%
Vistronix, LLC	First Lien Revolver	LIBOR (Q)	0.50%	8.50%	9.00%	12/4/2018	$365,437	361,329	365,437	0.03%
Vistronix, LLC	First Lien Term Loan	LIBOR (M)	0.50%	8.50%	9.00%	12/4/2018	$6,205,583	6,155,701	6,050,443	0.50%
Waterfall International, Inc.	First Lien Delayed Draw Term Loan	LIBOR (Q)	-	11.67%	12.00%	9/1/2018	$4,800,000	4,678,943	4,733,280	0.39%
								74,736,101	74,311,929	6.11%
Data Processing and Hosting Services
Asset International, Inc.	Delayed Draw Term Loan	LIBOR (M)	1.00%	7.00%	8.00%	7/31/2020	$3,430,383	3,396,023	3,404,827	0.28%
Asset International, Inc.	Revolver Loan	LIBOR (M)	1.00%	7.00%	8.00%	7/31/2020	$242,376	234,663	242,376	0.02%
Asset International, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	7.00%	8.00%	7/31/2020	$8,109,426	7,979,611	8,050,389	0.66%
Rightside Group, Ltd.	Second Lien Term Loan	LIBOR (Q)	0.50%	8.75%	9.38%	8/6/2019	$4,750,000	3,991,890	4,828,375	0.40%
United TLD Holdco, Ltd. (Rightside) (Cayman Islands)	Second Lien Term Loan	LIBOR (Q)	0.50%	8.75%	9.38%	8/6/2019	$9,500,000	7,983,779	9,656,750	0.79%	H
								23,585,966	26,182,717	2.15%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2015

										% of Total
					Total				Fair	Cash and
Issuer	Instrument	Ref	Floor	Spread	Coupon	Maturity	Principal	Cost	Value	Investments	Notes

Debt Investments (continued)
Electric Power Generation, Transmission and Distribution
Holocene Renewable Energy Fund 3, LLC (Conergy)	First Lien Term Loan	Fixed	-	9% Cash + 1% PIK	10.00%	9/10/2017	$7,461,240	$7,397,199	$7,386,628	0.61%

Electrical Equipment Manufacturing
API Technologies Corp.	First Lien Term Loan	LIBOR (Q)	1.50%	8.50%	10.00%	2/6/2018	$6,165,986	6,130,433	6,058,081	0.50%
API Technologies Corp.	First Lien Term Loan	LIBOR (Q)	1.50%	8.50%	10.00%	2/6/2018	$3,991,338	3,921,387	3,921,490	0.32%
								10,051,820	9,979,571	0.82%

Electronic Component Manufacturing
Central MN Renewables, LLC (Green Biologics)	Sr Secured Revolver (3.0% Exit Fee)	Fixed	-	8.25%	N/A	1/1/2016	$-	-	-	-	L
Redaptive, Inc.	First Lien Delayed Draw Term Loan	LIBOR (Q)	-	10.72%	N/A	7/1/2018	$-	(121,106)	-	-	K
Soraa, Inc.	Tranche A Term Loan (3.0% Exit Fee)	LIBOR (M)	0.44%	9.33%	9.77%	3/1/2018	$22,500,000	21,452,673	21,411,000	1.76%	L
Soraa, Inc.	Tranche B Term Loan	LIBOR (M)	0.44%	9.33%	9.77%	9/1/2017	$1,687,500	1,571,025	1,567,434	0.13%
								22,902,592	22,978,434	1.89%
Equipment Leasing
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	-	12.00%	12.00%	11/1/2020	$900,000	900,000	900,000	0.07%	E/F
Essex Ocean, LLC	Sr Secured Term Loan	Fixed	-	8.00%	8.00%	3/25/2019	$-	-	-	-
Essex Ocean, LLC (Solexel)	Sr Secured Term Loan	Fixed	-	8.00%	8.00%	8/15/2018	$2,631,033	2,631,033	2,641,294	0.22%
								3,531,033	3,541,294	0.29%
Financial Investment Activities
Institutional Shareholder Services, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	7.50%	8.50%	4/30/2022	$4,471,492	4,437,802	4,270,275	0.35%
iPayment, Inc.	First Lien Term Loan B2	LIBOR (Q)	1.50%	5.25%	6.75%	5/8/2017	$6,763,751	6,425,563	6,502,839	0.53%
Magnolia Finance V plc (Cayman Islands)	Asset-Backed Credit Linked Notes	Fixed	-	13.13%	13.13%	8/2/2021	$15,000,000	15,000,000	14,881,500	1.22%	E/H
								25,863,365	25,654,614	2.10%
Gaming
AP Gaming I, LLC	First Lien Revolver	LIBOR (M)	-	8.25%	N/A	12/20/2018	$-	(1,862,302)	(1,250,000)	(0.10%)	K

Grocery Stores
Bashas, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.50%	7.00%	8.50%	10/8/2019	$10,033,866	9,995,480	10,111,127	0.83%

Hospitals
Evidera, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	9.00%	10.00%	7/1/2018	$3,907,686	3,888,148	3,912,571	0.32%
KPC Healthcare, Inc.	First Lien Term Loan	Prime Rate	-	8.25%	11.75%	8/28/2020	$17,157,214	16,790,143	17,043,118	1.40%
RegionalCare Hospital Partners, Inc.	Second Lien Term Loan	LIBOR (M)	1.00%	10.25%	11.25%	10/23/2019	$21,017,525	20,777,746	20,807,350	1.71%	G
								41,456,037	41,763,039	3.43%
Insurance Carriers
Acrisure, LLC	Second Lien Incremental Notes	LIBOR (Q)	1.00%	9.00%	10.00%	11/19/2022	$7,080,555	6,944,926	7,063,562	0.58%
Acrisure, LLC	Second Lien Notes	LIBOR (Q)	1.00%	9.00%	10.00%	11/19/2022	$12,720,998	12,542,859	12,690,468	1.04%
Acrisure, LLC	Second Lien Incremental Notes	LIBOR (Q)	1.00%	9.00%	10.00%	11/19/2022	$3,846,850	3,795,306	3,837,597	0.31%
JSS Holdings, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	6.25%	7.25%	8/31/2021	$3,950,000	3,874,773	3,732,750	0.31%
US Apple Holdco, LLC (Ventiv Technology)	First Lien Term Loan	LIBOR (Q)	0.50%	11.50%	12.00%	8/29/2019	$20,000,000	19,375,352	19,936,000	1.64%
								46,533,216	47,260,377	3.88%
Insurance Related Activities
Confie Seguros Holding II Co.	Second Lien Term Loan	LIBOR (M)	1.25%	9.00%	10.25%	5/8/2019	$11,061,809	10,950,946	10,951,191	0.90%	G

Lessors of Nonfinancial Licenses
ABG Intermediate Holdings 2, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	5/27/2022	$15,990,714	15,853,293	15,690,888	1.29%
ABG Intermediate Holdings 2, LLC	Second Lien Incremental Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	5/27/2022	$3,474,715	3,440,934	3,409,564	0.28%
								19,294,227	19,100,452	1.57%
Management, Scientific, and Technical Consulting Services
Dodge Data & Analytics, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.75%	9.75%	10/31/2019	$24,693,587	24,159,891	24,267,623	1.99%

Medical Equipment and Supplies Manufacturing
Bioventus, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.00%	4/10/2020	$11,000,000	10,819,241	10,835,000	0.89%

Motion Picture and Video Industries
CORE Entertainment, Inc.	First Lien Term Loan	Fixed	-	11.00%	11.00%	6/21/2017	$9,462,231	9,425,030	4,667,719	0.38%
CORE Entertainment, Inc.	Second Lien Term Loan	Fixed	-	15.50%	15.50%	6/21/2018	$7,569,785	7,700,187	291,058	0.02%	C
								17,125,217	4,958,777	0.40%
Nondepository Credit Intermediation
Caribbean Financial Group (Cayman Islands)	Sr Secured Notes	Fixed	-	11.50%	11.50%	11/15/2019	$26,975,000	26,829,614	26,705,250	2.19%	E/G/H
Daymark Financial Acceptance, LLC	First Lien Delayed Draw Term Loan	LIBOR (Q)	-	9.50%	9.92%	1/12/2020	$5,000,000	4,621,333	4,919,250	0.40%
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.00%	3/26/2021	$16,305,999	16,125,251	16,133,156	1.32%
Trade Finance Funding I, Ltd. (Cayman Islands)	Secured Class B Notes	Fixed	-	10.75%	10.75%	11/13/2018	$15,084,000	15,084,000	14,857,740	1.22%	E/H
								62,660,198	62,615,396	5.13%
Oil and Gas Extraction
Jefferson Gulf Coast Energy Partners, LLC	First Lien Term Loan B	Prime Rate	-	7.50%	11.00%	2/27/2018	$14,812,500	14,714,767	13,479,375	1.11%
MD America Energy, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	8/4/2019	$8,095,238	7,784,717	6,773,043	0.56%
								22,499,484	20,252,418	1.67%
Other Information Services
Simmons Research, LLC	First Lien Term Loan	LIBOR (Q)	0.50%	10.50%	11.13%	12/11/2020	$5,128,936	5,026,844	5,026,357	0.41%
TCH-2 Holdings, LLC (TravelClick)	Second Lien Term Loan	LIBOR (M)	1.00%	7.75%	8.75%	11/6/2021	$19,988,392	19,735,864	18,789,089	1.54%	G
								24,762,708	23,815,446	1.95%
Other Manufacturing
AGY Holding Corp.	Sr Secured Term Loan	Fixed	-	12.00%	12.00%	9/15/2016	$4,869,577	4,869,577	4,869,577	0.40%	B
AGY Holding Corp.	Second Lien Notes	Fixed	-	11.00%	11.00%	11/15/2016	$9,268,000	7,586,317	9,268,000	0.76%	B/E
Boomerang Tube, LLC	Second Lien Term Loan	LIBOR (Q)	1.50%	9.50%	11.00%	10/11/2017	$3,825,453	4,010,758	1,759,709	0.14%	C
Boomerang Tube, LLC	Super Priority Debtor-in-Possession	Prime Rate	-	10.00%	13.50%	11/30/2015	$1,124,444	1,124,444	1,124,444	0.09%
								17,591,096	17,021,730	1.39%
Other Telecommunications
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	7.75%	9.00%	4/30/2021	$14,000,000	13,860,000	7,924,000	0.65%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2015

										% of Total
					Total				Fair	Cash and
Issuer	Instrument	Ref	Floor	Spread	Coupon	Maturity	Principal	Cost	Value	Investments	Notes

Debt Investments (continued)
Other Publishing
MediMedia USA, Inc.	First Lien Revolver	LIBOR (M)	-	6.75%	7.18%	5/20/2018	$3,456,500	$2,886,378	$3,003,668	0.25%
MediMedia USA, Inc.	First Lien Term Loan	LIBOR (Q)	1.25%	6.75%	8.00%	11/20/2018	$5,681,239	5,582,994	5,425,584	0.45%	G
								8,469,372	8,429,252	0.70%
Pharmaceuticals
Lantheus Medical Imaging, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	6.00%	7.00%	6/30/2022	$5,970,000	5,879,117	5,492,400	0.45%

Plastics Manufacturing
Iracore International, Inc.	Sr Secured Notes	Fixed	-	9.50%	9.50%	6/1/2018	$13,600,000	13,600,000	8,918,010	0.73%	E/G

Radio and Television Broadcasting
Fuse, LLC	Sr Secured Notes	Fixed	-	10.38%	10.38%	7/1/2019	$7,312,000	7,312,000	5,776,480	0.47%	E/G
NEP/NCP Holdco, Inc.	Second Lien Term Loan	LIBOR (M)	1.25%	8.75%	10.00%	7/22/2020	$10,000,000	10,019,257	9,450,000	0.78%
The Tennis Channel, Inc.	First Lien Term Loan	LIBOR (Q)	-	8.50%	8.88%	5/29/2017	$32,520,727	32,351,929	32,675,201	2.68%
								49,683,186	47,901,681	3.93%

Restaurants
RM OpCo, LLC (Real Mex)	Convertible Second Lien Term Loan Tranche B-1	Fixed	-	8.50%	8.50%	3/30/2018	$1,783,036	1,779,352	1,783,036	0.15%	B
RM OpCo, LLC (Real Mex)	First Lien Term Loan Tranche A	Fixed	-	7.00%	7.00%	3/21/2016	$3,719,155	3,717,664	3,719,155	0.31%	B
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B	Fixed	-	8.50%	8.50%	3/30/2018	$8,884,258	8,884,258	4,490,993	0.37%	B
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B-1	Fixed	-	8.50%	8.50%	3/30/2018	$2,797,956	2,782,534	2,797,956	0.23%	B
RM OpCo, LLC (Real Mex)	Sr Convertible Second Lien Term Loan B	Fixed	-	8.50%	8.50%	3/30/2018	$2,188,233	2,188,233	2,188,233	0.18%	B
								19,352,041	14,979,373	1.24%
Retail
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.00%	8.50%	9.50%	9/25/2020	$13,185,494	13,049,991	13,317,349	1.09%
Connexity, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.00%	2/13/2020	$6,354,563	6,354,563	6,237,956	0.51%
								19,404,554	19,555,305	1.60%
Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Sr Secured Notes	Fixed	-	10.00%	10.00%	10/1/2019	$9,393,000	9,393,000	7,336,027	0.60%	E/G/H

Scientific Research and Development Services
BPA Laboratories, Inc.	Senior Secured Notes	Fixed	-	12.25%	12.25%	4/1/2017	$38,932,000	39,001,750	40,489,280	3.32%	E/G

Software Publishing
Acronis International GmbH (Switzerland)	First Lien Term Loan	LIBOR (Q)	1.00%	9.50%	10.50%	2/21/2017	$29,485,290	29,375,415	28,170,246	2.31%	H
ArcServe (USA), LLC	Second Lien Term Loan	LIBOR (Q)	0.50%	8.50%	9.00%	1/31/2020	$30,000,000	29,529,480	28,023,000	2.30%
BlackLine Systems, Inc.	First Lien Term Loan	LIBOR (Q)	1.50%	0.4% Cash + 7.6% PIK	9.50%	9/25/2018	$14,619,396	13,946,601	14,765,590	1.21%
Bluehornet Networks, Inc.	First Lien Term Loan	LIBOR (Q)	-	9.50%	10.11%	12/3/2020	$6,062,304	5,881,725	5,880,435	0.48%
Edmentum, Inc.	Jr Revolving Facility	Fixed	-	5.00%	5.00%	6/9/2020	$-	-	-	-	B
Edmentum Ultimate Holdings, LLC	Sr PIK Notes	Fixed	-	8.50%	8.50%	6/9/2020	$2,612,408	2,612,408	2,612,408	0.21%	B
Edmentum Ultimate Holdings, LLC	Jr PIK Notes	Fixed	-	10.00%	10.00%	6/9/2020	$11,791,569	11,176,985	11,343,490	0.93%	B
Fidelis Acquisitionco, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.00%	11/4/2019	$41,924,150	41,178,969	42,029,025	3.45%
Fidelis Acquisitionco, LLC	Sr Secured Revolver	LIBOR (Q)	1.00%	8.00%	9.00%	11/4/2019	$1,272,857	1,272,857	1,276,039	0.10%
SoundCloud Ltd. (United Kingdom)	Sr Secured Term Loan (2.0% Exit Fees)	LIBOR (Q)	0.28%	10.72%	11.00%	10/1/2018	$31,550,000	31,341,229	31,395,405	2.58%	H/L
Utilidata, Inc.	First Lien Delayed Draw Term Loan (1.0% Exit Fee)	LIBOR (Q)	0.62%	9.88%	10.50%	1/1/2019	$3,200,000	2,906,672	2,903,680	0.24%	L
Virgin Pulse Inc.	First Lien Term Loan	LIBOR (Q)	-	8.00%	8.63%	5/21/2020	$7,500,000	7,398,976	7,471,875	0.61%
								176,621,317	175,871,193	14.42%
Textile Furnishings Mills
Lexmark Carpet Mills, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.00%	12/19/2019	$25,000,000	25,000,000	24,785,000	2.03%
Lexmark Carpet Mills, Inc.	First Lien Term Loan B	LIBOR (Q)	1.00%	10.00%	11.00%	12/19/2019	$8,575,581	8,378,569	8,501,831	0.70%
								33,378,569	33,286,831	2.73%
Utility System Construction
Kawa Solar Holdings Limited	Revolving Credit Facility	Fixed	-	8.20%	8.20%	7/2/2017	$25,000,000	25,000,000	25,000,000	2.05%

Wired Telecommunications Carriers
Alpheus Communications, LLC	First Lien Delayed Draw FILO Term Loan	LIBOR (Q)	1.00%	6.92%	7.92%	5/31/2018	$1,064,676	1,046,166	1,058,812	0.09%
Alpheus Communications, LLC	First Lien FILO Term Loan	LIBOR (Q)	1.00%	6.92%	7.92%	5/31/2018	$7,938,819	7,859,897	7,895,156	0.65%
Integra Telecom Holdings, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	8.50%	9.75%	2/22/2020	$13,231,193	13,039,047	12,883,874	1.06%
Oxford County Telephone and Telegraph Company	First Lien Term Loan	LIBOR (Q)	1.00%	7.13%	8.13%	8/31/2020	$4,000,000	3,943,631	3,922,000	0.32%
								25,888,741	25,759,842	2.12%
Wireless Telecommunications Carriers
Gogo, LLC	First Lien Term Loan	LIBOR (Q)	1.50%	9.75%	11.25%	3/21/2018	$32,822,506	32,877,865	33,150,731	2.72%	G

Total Debt Investments								1,160,372,521	1,130,535,387	92.78%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2015

										% of Total
					Total				Fair	Cash and
Issuer	Instrument	Ref	Floor	Spread	Coupon	Maturity	Shares	Cost	Value	Investments	Notes

Equity Securities
Advertising and Public Relations Services
InMobi, Inc. (Singapore)	Warrants to Purchase Stock						17,578	$230,569	$233,543	0.02%	C/E/H

Air Transportation
Aircraft Leased to Delta Air Lines, Inc.
N913DL	Trust Beneficial Interests						1,316	84,164	107,501	0.01%	E/F
N918DL	Trust Beneficial Interests						1,053	86,044	127,662	0.01%	E/F
N954DL	Trust Beneficial Interests						975	95,345	77,850	0.01%	E/F
N955DL	Trust Beneficial Interests						937	92,045	108,100	0.01%	E/F
N956DL	Trust Beneficial Interests						946	91,995	104,478	0.01%	E/F
N957DL	Trust Beneficial Interests						937	92,417	105,329	0.01%	E/F
N959DL	Trust Beneficial Interests						928	92,840	106,203	0.01%	E/F
N960DL	Trust Beneficial Interests						902	94,503	105,937	0.01%	E/F
N961DL	Trust Beneficial Interests						919	94,018	101,487	0.01%	E/F
N976DL	Trust Beneficial Interests						1,130	87,968	100,793	0.01%	E/F
Aircraft Leased to United Airlines, Inc.
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests						652	3,143,045	3,368,599	0.28%	E/F
United N661UA-767, LLC (N661UA)	Trust Beneficial Interests						632	3,062,496	3,294,024	0.27%	E/F
Epic Aero, Inc. (One Sky)	Warrants to Purchase Common Stock						1,843	855,313	3,173,450	0.26%	C/E
								7,972,193	10,881,413	0.91%
Business Support Services
Findly Talent, LLC	Membership Units						708,229	230,938	162,184	0.01%	C/E
STG-Fairway Holdings, LLC (First Advantage)	Class A Units						841,479	325,432	2,616,916	0.21%	C/E
								556,370	2,779,100	0.22%
Chemicals
Green Biologics, Inc.	Warrants to Purchase Stock						376,147	272,594	236,634	0.02%	C/E

Communications Equipment Manufacturing
Wasserstein Cosmos Co-Invest, L.P. (Globecomm)	Limited Partnership Units						5,000,000	5,000,000	4,198,500	0.34%	B/C/E

Computer Systems Design and Related Services
Waterfall International, Inc.	Series B Preferred Stock						1,428,571	1,000,000	999,714	0.08%	C/E
Waterfall International, Inc.	Warrants to Purchase Stock						857,143	57,026	57,686	-	C/E
								1,057,026	1,057,400	0.08%
Data Processing and Hosting Services
Anacomp, Inc.	Class A Common Stock						1,255,527	26,711,048	1,581,964	0.13%	C/E/F
Rightside Group, Ltd.	Warrants						498,855	2,778,622	919,030	0.07%	C/E
								29,489,670	2,500,994	0.20%
Electrical Equipment Manufacturing
NEXTracker, Inc.	Series B Preferred Stock						558,884	-	2,929,279	0.24%	C/E
NEXTracker, Inc.	Series C Preferred Stock						17,640	-	92,460	0.01%	C/E
								-	3,021,739	0.25%
Electronic Component Manufacturing
Soraa, Inc.	Warrants to Purchase Common Stock						630,000	499,189	180,432	0.01%	C/E

Equipment Leasing
36th Street Capital Partners Holdings, LLC	Membership Units						225,000	225,000	225,000	0.02%	C/E/F
Essex Ocean II, LLC	Membership Units						199,430	199,429	200,686	0.02%	C/F
								424,429	425,686	0.04%

Financial Investment Activities
GACP I, LP	Membership Units						8,470,305	8,589,442	8,589,760	0.70%	C/E/I
Marsico Holdings, LLC	Common Interest Units						168,698	172,694	5,061	-	C/E/I
								8,762,136	8,594,821	0.70%

Metal and Mineral Mining
EPMC HoldCo, LLC	Membership Units						1,312,720	-	682,614	0.06%	B/E

Other Manufacturing
KAGY Holding Company, Inc.	Series A Preferred Stock						9,778	1,091,200	6,118,515	0.50%	B/C/E
Precision Holdings, LLC	Class C Membership Interest						33	-	1,431	-	C/E
								1,091,200	6,119,946	0.50%
Radio and Television Broadcasting
Fuse Media, LLC	Warrants to Purchase Common Stock						233,470	300,322	-	-	C/E

Restaurants
RM Holdco, LLC (Real Mex)	Equity Participation						24	-	-	-	B/C/E
RM Holdco, LLC (Real Mex)	Membership Units						13,161,000	2,010,777	-	-	B/C/E
								2,010,777	-	-
Retail
Shop Holding, LLC (Connexity)	Class A Units						507,167	480,049	320,682	0.03%	C/E
Shop Holding, LLC (Connexity)	Warrants to Purchase Class A Units						326,691	-	8,079	-	C/E
								480,049	328,761	0.03%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2015

										% of Total
					Total				Fair	Cash and
Issuer	Instrument	Ref	Floor	Spread	Coupon	Maturity	Shares	Cost	Value	Investments	Notes

Equity Securities (continued)
Software Publishing
Blackline Intermediate, Inc.	Warrants to Purchase Common Stock						1,232,731	$522,678	$1,290,175	0.11%	C/E
Edmentum Ultimate Holdings, LLC	Class A Common Units						159,515	680,226	680,218	0.05%	B/C/E
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock						946,498	79,082	75,247	0.01%	C/E/H
Utilidata, Inc.	Warrants to Purchase Stock						29,593	216,336	216,337	0.02%	C/E
								1,498,322	2,261,977	0.19%
Wired Telecommunications Carriers
Integra Telecom, Inc.	Common Stock						1,274,522	8,433,884	5,269,511	0.43%	C/E
Integra Telecom, Inc.	Warrants						346,939	19,919	221,174	0.02%	C/E
V Telecom Investment S.C.A. (Vivacom) (Luxembourg)	Common Shares						1,393	3,236,256	3,390,093	0.28%	C/D/E/H
								11,690,059	8,880,778	0.73%

Total Equity Securities								71,334,905	52,384,338	4.30%

Total Investments								$1,231,707,426	$1,182,919,725

Cash and Cash Equivalents
Cash Denominated in Foreign Currencies									130,081	0.01%
Cash Held on Account at Various Institutions									35,499,354	2.91%
Cash and Cash Equivalents									35,629,435	2.92%

Total Cash and Investments									$1,218,549,160	100.00%	M

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

At December 31, 2015, such hedging activities included the derivatives listed at the end of the Consolidated Schedule of Investments. (See Note 2)

(E) Restricted security. (See Note 2)

(F)  Controlled issuer – as defined under the Investment Company Act of 1940 (ownership of 25% or more of the outstanding voting securities of this issuer). Investment is not more than 50% of the outstanding voting securities of the issuer

See Consolidated Schedule of Changes in Investments in Affiliates.

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

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Investment income
Interest income:
Companies less than 5% owned	$32,315,238	$36,133,215	$63,126,020	$66,410,364
Companies 5% to 25% owned	1,601,175	1,203,388	3,133,903	2,311,666
Companies more than 25% owned	846,686	148,269	1,377,699	319,094
Lease income:
Companies more than 25% owned	649,785	331,336	1,425,856	623,042
Other income:
Companies less than 5% owned	182,287	1,121,612	1,120,975	2,089,007
Total investment income	35,595,171	38,937,820	70,184,453	71,753,173

Operating expenses
Management and advisory fees	4,656,418	4,618,214	9,160,502	8,977,412
Interest and other debt expenses	3,918,174	2,625,664	7,767,167	5,041,804
Administrative expenses	416,212	389,643	837,948	782,437
Legal fees, professional fees and due diligence expenses	189,342	378,962	543,708	528,952
Custody fees	74,451	68,187	154,101	137,500
Insurance expense	68,422	59,541	136,902	115,195
Director fees	60,990	55,034	132,939	111,760
Other operating expenses	290,825	527,361	595,934	825,754
Total operating expenses	9,674,834	8,722,606	19,329,201	16,520,814

Net investment income	25,920,337	30,215,214	50,855,252	55,232,359

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in companies less than 5% owned	(782,817)	(9,343,606)	(3,726,522)	(9,449,473)
Investments in companies 5% to 25% owned	-	395	315,053	790
Investments in companies more than 25% owned	79,742	-	79,742	19,167
Net realized loss	(703,075)	(9,343,211)	(3,331,727)	(9,429,516)

Change in net unrealized appreciation/depreciation	3,378,436	7,128,219	(816,165)	7,650,079
Net realized and unrealized gain (loss)	2,675,361	(2,214,992)	(4,147,892)	(1,779,437)

Net increase in net assets from operations	28,595,698	28,000,222	46,707,360	53,452,922

Gain on repurchase of Series A preferred interests	-	1,675,000	-	1,675,000
Dividends on Series A preferred equity facility	-	(482,422)	-	(791,095)
Net change in accumulated dividends on Series A preferred equity facility	-	78,515	-	99,249
Net increase in net assets applicable to common limited and general partners resulting from operations	$28,595,698	$29,271,315	$46,707,360	$54,436,076

See accompanying notes to the consolidated financial statements.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Statements of Changes in Net Assets (Unaudited)

	Six Months Ended June 30, 2016 (Unaudited)
		Common
		Limited	General
	Total	Partner	Partner

Net assets applicable to common limited and general partners, beginning of year	$827,455,601	$827,455,601	$-

Contributions from common limited partner	30,000,000	30,000,000	-

Net investment income	50,855,252	41,654,431	9,200,821
Net realized loss	(3,331,727)	(3,331,727)	-
Change in net unrealized appreciation/depreciation	(816,165)	(816,165)	-
Net increase in net assets applicable to common limited and general partners resulting from operations	46,707,360	37,506,539	9,200,821

Distributions to common limited and general partners from:
Net investment income	(50,186,526)	(40,985,705)	(9,200,821)
Returns of capital	(1,879,548)	(1,879,548)	-
Total distributions to common limited and general partners	(52,066,074)	(42,865,253)	(9,200,821)
Net assets applicable to common limited and general partners, end of period (including accumulated net investment income of $25,810,362 in the account of the Common Limited Partner)	$852,096,887	$852,096,887	$-

	Year Ended December 31, 2015
		Common
		Limited	General
	Total	Partner	Partner

Net assets applicable to common limited and general partners, beginning of year	$833,816,090	$833,816,090	$-

Contributions from common limited partner	2,301,407	2,301,407	-

Net investment income	111,345,121	91,244,559	20,100,562
Net realized loss	(17,671,648)	(17,671,648)	-
Change in net unrealized appreciation/depreciation	(4,733,463)	(4,733,463)	-
Gain on repurchase of Series A preferred interests	1,675,000	1,675,000	-
Dividends paid on preferred equity facility	(1,251,930)	(1,001,544)	(250,386)
Net change in accumulated dividends on preferred equity facility	497,790	398,232	99,558
Net increase in net assets applicable to common limited and general partners resulting from operations	89,860,870	69,911,136	19,949,734

Distributions to common limited and general partners from:
Net investment income	(98,522,766)	(78,573,032)	(19,949,734)
Net assets applicable to common limited and general partners, end of period (including accumulated net investment income of $25,141,636 in the account of the Common Limited Partner)	$827,455,601	$827,455,601	$-

See accompanying notes to consolidated financial statements.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2016	2015

Operating activities
Net increase in net assets applicable to common limited and general partners resulting from operations	$46,707,360	$54,436,076
Adjustments to reconcile net increase in net assets applicable to common limited and general partners resulting from operations to net cash provided by (used in) operating activities:
Net realized loss	3,331,727	9,429,516
Change in net unrealized appreciation/depreciation of investments	309,427	(7,949,096)
Gain on repurchase of Series A preferred interests	-	(1,675,000)
Dividends paid on Series A preferred equity facility	-	791,095
Net change in accumulated dividends on Series A preferred equity facility	-	(99,249)
Accretion of original issue discount on investments	(5,134,847)	(5,416,417)
Net accretion of market discount/premium	(126,835)	(59,710)
Accretion of original issue discount on convertible debt
Interest and dividend income paid in kind	(3,345,527)	(2,625,770)
Amortization of deferred debt issuance costs	925,716	734,029
Changes in assets and liabilities:
Purchases of investment securities	(229,830,692)	(300,144,258)
Proceeds from sales, maturities and pay downs of investments	186,045,477	240,177,662
Decrease in accrued interest income - companies less than 5% owned	850,517	304,371
Increase in accrued interest income - companies 5% to 25% owned	(42,815)	(290,111)
Increase in accrued interest income - companies more than 25% owned	(500,655)	(308,808)
Decrease (increase) in receivable for investments sold	(27,666,936)	1,330,016
Decrease (increase) in prepaid expenses and other assets	1,498,799	(118,662)
Increase in payable for investments purchased	34,526,659	10,464,041
Increase in interest payable	84,959	563,878
Increase in payable to the Advisor	167,887	266,263
Decrease in payable to Parent	-	(1,031,498)
Decrease in accrued expenses and other liabilities	(227,785)	(90,212)
Net cash provided by (used in) operating activities	7,572,436	(1,311,844)

Financing activities
Borrowings	181,700,000	191,000,000
Repayments of debt	(163,500,000)	(103,000,000)
Payments of debt issuance costs	(441,350)	(645,500)
Repurchase of Series A preferred interests	-	(31,825,000)
Dividends paid on Series A preferred equity facility	-	(791,095)
Distributions paid to the common limited partner	(42,865,253)	(39,112,455)
Distributions of incentive allocation to the General Partner	(9,781,682)	(8,822,749)
Contributions from the common limited partner	30,000,000	3,946,066
Net cash provided by (used in) financing activities	(4,888,285)	10,749,267

Net increase in cash and cash equivalents	2,684,151	9,437,422
Cash and cash equivalents at beginning of period	35,629,435	27,268,792
Cash and cash equivalents at end of period	$38,313,586	$36,706,214

Supplemental cash flow information
Interest payments	$6,243,043	$3,139,454

See accompanying notes to the consolidated financial statements.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2016

1.	Organization and Nature of Operations

Special Value Continuation Partners, LP (the “Partnership”), a Delaware limited partnership, commenced operations on July 31, 2006 as an externally managed, closed-end, non-diversified management investment company registered under the Investment Company Act of 1940, as amended (the “1940 Act”). On April 2, 2012, the Partnership elected to be treated as a business development company (“BDC”) under the 1940 Act. The Partnership’s investment objective is to achieve high total returns through current income and capital appreciation, with an emphasis on principal protection.

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

June 30, 2016

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

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2016

2.	Summary of Significant Accounting Policies (continued)

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

June 30, 2016

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

At June 30, 2016, the Partnership’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$—	$—	$—
2	Other direct and indirect observable market inputs *	35,930,314	45,882,348	—
3	Independent third-party valuation sources that employ significant unobservable inputs	986,374,365	108,247,783	53,064,896
3	Advisor valuations with significant unobservable inputs	146,365	—	1,855,336
Total		$1,022,451,044	$154,130,131	$54,920,232

*	For example, quoted prices in inactive markets or quotes for comparable investments

Unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2016 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.)
Bank Debt	$779,108,354	Income approach	Discount rate	7.8% – 18.5% (11.8%)
	134,109,581	Market quotations	Indicative bid/ask quotes	1 – 3(1)
	55,114,499	Market comparable companies	Revenue multiples	0.3x – 7.5x(3.6x)
	18,188,296	Market comparable companies	EBITDA multiples	4.8x – 11.5x(8.8x)
Other Corporate Debt	98,979,783	Market quotations	Indicative bid/ask quotes	1 – 7(1)
	9,268,000	Market comparable companies	EBITDA multiples	7.8x(7.8x)
Equity	6,936,121	Income approach	Discount rate	5.5% – 26.2% (6.0%)
	22,561,302	Market quotations	Indicative bid/ask quotes	1(1)
	3,691,198	Market comparable companies	Revenue multiples	0.3x – 6.5x(3.7x)
	21,731,611	Market comparable companies	EBITDA multiples	4.4x – 11.5x(7.1x)
$1,149,688,745

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2016

2.	Summary of Significant Accounting Policies (continued)

Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease

Changes in investments categorized as Level 3 during the three months ended June 30, 2016 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$974,241,847	$96,551,748	$51,794,409
Net realized and unrealized gains (losses)	4,991,751	(999,400)	(2,055,130)
Acquisitions *	85,456,122	6,918,955	7,650,882
Dispositions	(85,706,829)	—	(4,320,204)
Transfers out of Level 3 †	(5,492,400)	—	—
Transfers into Level 3 ‡	12,883,874	5,776,480	—
Reclassifications within Level 3 §	—	—	(5,061)
Ending balance	$986,374,365	$108,247,783	$53,064,896

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$5,680,176	$(999,400)	$(1,948,859)

*	Includes payments received in kind and accretion of original issue and market discounts
†	Comprised of one investment that transferred to Level 2 due to increased observable market activity
‡	Comprised of two investments that transferred from Level 2 due to reduced trading volumes
§	Comprised of one investment that reclassified to Advisor Valuation

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$316,437	$—	$2,041,779
Net realized and unrealized losses	(170,072)	—	(191,504)
Reclassifications within Level 3 *	—	—	5,061
Ending balance	$146,365	$—	$1,855,336

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(170,072)	$—	$(191,703)

*	Comprised of one investment that reclassified from Independent Third-Party Valuation

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2016

2.	Summary of Significant Accounting Policies (continued)

There were no transfers between Level 1 and 2 during the three months ended June 30, 2016.

Changes in investments categorized as Level 3 during the six months ended June 30, 2016 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$907,967,337	$89,314,530	$49,956,123
Net realized and unrealized gains (losses)	4,491,020	(2,813,530)	(3,879,799)
Acquisitions *	181,713,809	15,970,303	14,224,626
Dispositions	(146,905,278)	—	(7,230,993)
Transfers out of Level 3 †	(5,492,400)	—	—
Transfers into Level 3 ‡	44,599,877	5,776,480	—
Reclassifications within Level 3 §	—	—	(5,061)
Ending balance	$986,374,365)	$108,247,783	$53,064,896

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$5,356,789	$(2,813,530)	$(3,854,472)

*	Includes payments received in kind and accretion of original issue and market discounts
†	Comprised of one investment that transferred to Level 2 due to increased observable market activity
‡	Comprised of five investments that transferred from Level 2 due to reduced trading volumes
§	Comprised of one investment that reclassified to Advisor Valuation

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$1,124,504	$—	$2,428,217
Net realized and unrealized losses	(926,442)	—	(263,132)
Acquisitions *	1,050,297	—	243
Dispositions	(1,101,994)	—	(315,053)
Reclassifications within Level 3 †	—	—	5,061
Ending balance	$146,365	$—	$1,855,336

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(884,375)	$—	$(578,407)

*	Includes payments received in kind and accretion of original issue and market discounts
†	Comprised of one investment that reclassified from Independent Third-Party Valuation

There were no transfers between Level 1 and 2 during the six months ended June 30, 2016.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2016

2.	Summary of Significant Accounting Policies (continued)

At December 31, 2015, the Partnership’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$—	$—	$—
2	Other direct and indirect observable market inputs *	92,311,257	39,817,757	—
3	Independent third-party valuation sources that employ significant unobservable inputs	907,967,337	89,314,530	49,956,123
3	Advisor valuations with significant unobservable inputs	1,124,504	—	2,428,217
Total		$1,001,403,098	$129,132,287	$52,384,340

*	For example, quoted prices in inactive markets or quotes for comparable investments

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2015 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.)
Bank Debt	$715,701,737	Income approach	Discount rate	4.2% – 18.9% (11.8%)
	140,033,088	Market quotations	Indicative bid/ask quotes	1 – 5(1)
	36,550,712	Market comparable companies	Revenue multiples	0.3x – 4.5x(2.2x)
	16,806,304	Market comparable companies	EBITDA multiples	3.3x – 11.5x(7.8x)
Other Corporate Debt	80,046,530	Market quotations	Indicative bid/ask quotes	1(1)
	9,268,000	Market comparable companies	EBITDA multiples	7.3x(7.3x)
Equity	7,908,649	Income approach	Discount rate	5.9% – 26.2% (8.0%)
	15,827,563	Market quotations	Indicative bid/ask quotes	1 – 2(1)
	3,212,249	Market comparable companies	Revenue multiples	0.3x – 6.0x(3.2x)
	25,435,879	Market comparable companies	EBITDA multiples	4.4x – 11.5x(6.8x)
$1,050,790,711

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2016
2.	Summary of Significant Accounting Policies (continued)

Changes in investments categorized as Level 3 during the three months ended June 30, 2015 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$896,258,108	$102,793,711	$32,000,389
Net realized and unrealized gains (losses)	(7,825,996)	2,534,989	6,188,546
Acquisitions *	186,936,587	300,149	1,690,329
Dispositions	(151,573,790)	—	(1,245,019)
Transfers out of Level 3 †	(14,850,000)	(9,492,655)	—
Reclassifications within Level 3 ‡	(60,000)	—	—
Ending balance	$908,884,909	$96,136,194	$38,634,245

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(7,323,581)	$(1,718,919)	$6,188,546

*	Includes payments received in kind and accretion of original issue and market discounts
†	Comprised of two investments that transferred to Level 2 due to increased observable market activity
‡	Comprised of one investment that reclassified from Advisor Valuation

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$(112,500)	$—	$2,674,813
Net realized and unrealized losses	42,632	—	(219,396)
Acquisitions *	643,388	—	—
Dispositions	(1,017,438)	—	—
Reclassifications within Level 3 †	60,000	—	—
Ending balance	$(383,918)‡	$—	$2,455,417

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$42,632	$—	$(219,395)

*	Includes payments received in kind and accretion of original issue and market discounts
†	Comprised of one investment that reclassified to Independent Third-Party Valuation
‡	Negative balance relates to an unfunded commitment that was acquired and valued at a discount

There were no transfers between Level 1 and 2 during the three months ended June 30, 2015.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2016
2.	Summary of Significant Accounting Policies (continued)

Changes in investments categorized as Level 3 during the six months ended June 30, 2015 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$840,538,179	$56,621,975	$30,618,142
Net realized and unrealized gains (losses)	(11,447,928)	2,183,152	7,339,334
Acquisitions *	294,222,415	300,149	2,515,654
Dispositions	(192,014,582)	(2,516,390)	(1,838,885)
Transfers out of Level 3 †	(36,143,175)	(16,311,095)	—
Transfers into Level 3 ‡	13,730,000	51,247,225	—
Reclassifications within Level 3 §	-	4,611,178	—
Ending balance	$908,884,909	$96,136,194	$38,634,245

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(11,177,480)	$(2,126,954)	$7,339,334

*	Includes payments received in kind and accretion of original issue and market discounts
†	Comprised of five investments that transferred to Level 2 due to increased observable market activity
‡	Comprised of three investments that transferred from Level 2 due to reduced trading volumes
§	Comprised of one investment that reclassified from Advisor Valuation

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$—	$4,611,178	$2,324,629
Net realized and unrealized losses	(18,860)	—	130,788
Acquisitions *	652,380	—	—
Dispositions	(1,017,438)	—	—
Reclassifications within Level 3 †	—	(4,611,178)	—
Ending balance	$(383,918)‡	$—	$2,455,417

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(18,860)	$—	$130,788

*	Includes payments received in kind and accretion of original issue and market discounts
†	Comprised of one investment that reclassified to Independent Third-Party Valuation
‡	Negative balance relates to an unfunded commitment that was acquired and valued at a discount

There were no transfers between Level 1 and 2 during the six months ended June 30, 2015.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2016

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

Foreign Investments

The Partnership may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 1.3% and 1.4% of total investments at June 30, 2016 and December 31, 2015, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at June 30, 2016 and December 31, 2015 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

June 30, 2016

2.	Summary of Significant Accounting Policies (continued)

Derivatives

In order to mitigate certain currency exchange and interest rate risks, the Partnership has entered into certain swap and option transactions. All derivatives are reported at their gross amounts as either assets or liabilities in the Consolidated Statements of Assets and Liabilities. The transactions entered into are accounted for using the mark-to-market method with the resulting change in fair value recognized in earnings for the current period. Risks may arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts and from unanticipated movements in interest rates and the value of foreign currency relative to the U.S. dollar. The Partnership is required under the terms of its derivative agreement to pledge assets as collateral to secure its obligation under the derivatives. As of June 30, 2016, $0.5 million of cash was pledged as collateral under the Partnership’s derivative instruments, and was included in cash and cash equivalents in the Consolidated Statements of Assets and Liabilities.

During the six months ended June 30, 2016, the Partnership entered into a GBP put option with a notional amount of £2.7 million. During the six months ended June 30, 2016, the Partnership’s interest rate cap with a notional amount of $25.0 million expired. The Partnership still holds a cross currency basis swap with a notional amount of $16.4 million. The put option is reported in the Consolidated Statements of Assets and Liabilities as options.  The cross currency basis swap is reported in the Consolidated Statements of Assets and Liabilities as unrealized appreciation on swaps. Gains and losses from derivatives during the six months ended June 30, 2016 were included in net realized and unrealized gain (loss) on investments in the Consolidated Statements of Operations as follows:

Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)
Put option	$—	$417,504
Cross currency basis swap	—	(247,917)
Interest rate cap	(51,750)	51,750

The Partnership did not enter into any new derivative transactions during the six months ended June 30, 2015. At June 30, 2015, the Partnership held an interest rate cap with a notional amount of $25.0 million and a cross currency basis swap with a notional amount of $4.3 million. The interest rate cap and the cross currency basis swap are reported in the Consolidated Statements of Assets and Liabilities as options and unrealized appreciation on swaps, respectively. Gains and losses from derivatives during the six months ended June 30, 2015 were included in net realized and unrealized gain (loss) on investments in the Consolidated Statements of Operations as follows:

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2016
2.	Summary of Significant Accounting Policies (continued)

Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)
Cross currency basis swap	$—	$1,149,375
Interest rate cap	—	(467)

Valuations of derivatives held at June 30, 2016 and 2015 were determined using observable market inputs other than quoted prices in active markets for identical assets and, accordingly, are classified as Level 2 in the GAAP valuation hierarchy.

Deferred Debt Issuance Costs

Costs of approximately $1.8 million were incurred during 2015 in connection with the extension of the Partnership’s credit facility (see Note 4). Costs of approximately $1.9 million were incurred during 2015, in connection with placing and extending TCPC Funding’s revolving credit facility (see Note 4). Costs of approximately $0.5 million and $0.4 million were incurred during the six months ended June 30, 2016 and year ended December 31, 2015, respectively, in connection with placing the SBIC’s SBA debentures (see Note 4). These costs were deferred and are being amortized on a straight-line basis over the estimated life of the respective instruments. The impact of utilizing the straight-line amortization method versus the effective-interest method is not material to the operations of the Partnership.

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

Income Taxes

The income or loss of the Partnership, TCPC Funding and the SBIC is reported in the respective partners’ income tax returns. Consequently, no income taxes are paid at the partnership level or reflected in the Partnership’s financial statements. In accordance with ASC Topic 740, Income Taxes, the Partnership recognizes in its consolidated financial statements the effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination. As of June 30, 2016, all tax years of the Partnership, TCPC Funding and the SBIC since January 1, 2012 remain subject to examination by federal tax authorities. No such examinations are currently pending.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2016

2.	Summary of Significant Accounting Policies (continued)

Cost and unrealized appreciation and depreciation of the Partnership’s investments (including derivatives) for U.S. federal income tax purposes at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
Unrealized appreciation	$32,994,796	$30,920,149
Unrealized depreciation	(79,331,737)	(79,759,600)
Net unrealized depreciation	$(46,336,941)	$(48,839,451)

Cost	$1,280,819,873	$1,231,759,176

Recent Accounting Pronouncements

During the first quarter of 2016, the Partnership adopted Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) 2015-02, Amendments to the Consolidation Analysis, which amends or supersedes the scope and consolidation pronouncement under existing GAAP. In particular, the new pronouncement changed the manner in which a reporting entity evaluates whether 1) an entity is a variable interest entity (“VIE”), 2) fees paid to decision makers or service providers are variable interests in a VIE, and 3) variable interests in a VIE held by related parties require the reporting entity to consolidate the VIE. The pronouncement also introduced a separate consolidation analysis specific to limited partnerships and similar entities. ASU 2015-02 also eliminated the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. The adoption of this pronouncement did not have a material impact on the Partnership’s consolidated financial statements.

The Partnership also adopted ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs as well as ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015.  Together, these ASUs required, in most cases, that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount.  Debt issuance costs incurred in connection with line-of-credit arrangements, however, may continue to be presented as an asset in the balance sheet. The adoption of these ASUs resulted in the reclassification of $2.1 million and $1.8 million of debt issuance costs related to the Term Loan and SBA Debentures (as defined in Note 4) from deferred debt issuance costs to debt as of June 30, 2016 and December 31, 2015, respectively, on the Consolidated Statements of Assets and Liabilities.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2016

2.	Summary of Significant Accounting Policies (continued)

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

Incentive compensation is only paid to the extent that TCPC’s total performance exceeds a cumulative 8% annual return since January 1, 2013 (the “Total Return Hurdle”). The incentive compensation equals 20% of net investment income (reduced by preferred dividends) and 20% of net realized gains (reduced by any net unrealized losses), subject to the Total Return Hurdle. The incentive compensation is payable quarterly in arrears as an allocation and distribution to the General Partner and is calculated as the difference between cumulative incentive compensation earned since January 1, 2013 and cumulative incentive compensation paid since January 1, 2013. A reserve for incentive compensation is allocated to the account of the General Partner based on the amount of additional incentive compensation that would have been distributable to the General Partner assuming a hypothetical liquidation of TCPC and the Partnership at net asset value on the balance sheet date. The General Partner’s equity interest in the Partnership is comprised entirely of such reserve amount, if any, and is reflected in the Consolidated Statement of Changes in Net Assets. As of June 30, 2016 and December 31, 2015, no such reserve was allocated.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2016
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

Total leverage outstanding and available at June 30, 2016 was as follows:

	Maturity	Rate		Carrying Value	Available	Total Capacity
SVCP Facility
SVCP Revolver	2018	L+1.75	%*	$78,000,000	$38,000,000	$116,000,000
Term Loan	2018	L+1.75	%*	100,500,000	—	100,500,000
TCPC Funding Facility	2020	L+2.50	%*†	175,000,000	175,000,000	350,000,000
SBA Debentures	2024-2026	2.81	%‡	61,000,000	14,000,000	75,000,000	§
Total leverage				414,500,000	$227,000,000	$641,500,000
Unamortized issuance costs				(2,134,940)
Debt, net of unamortized issuance costs				$412,365,060

*	Based on either LIBOR or the lender’s cost of funds, subject to certain limitations
†	Or L+2.25% subject to certain funding requirements
‡	Weighted-average interest rate on pooled loans of $42.8 million, excluding fees of 0.36%. As of June 30, 2016, the remaining $6.2 million and $12.0 million of the outstanding amount were not yet pooled, and bore interest at a temporary rate of 1.20% and 1.10%, respectively, plus fees of 0.36% through September 23, 2016, the date of the next SBA pooling.
§	Anticipated total capacity of $150.0 million, subject to approval by the SBA following complete funding of the Partnership’s initial $75.0 million commitment.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2016
4.	Leverage (continued)

Total leverage outstanding and available at December 31, 2015 was as follows:

	Maturity	Rate		Carrying Value	Available	Total Capacity
SVCP Facility
SVCP Revolver	2018	L+1.75	%*	$24,000,000	$92,000,000	$116,000,000
Term Loan	2018	L+1.75	%*	100,500,000	—	100,500,000
TCPC Funding Facility	2020	L+2.50	%*†	229,000,000	121,000,000	350,000,000
SBA Debentures	2024-2025	2.81	%‡	42,800,000	32,200,000	75,000,000	§
Total leverage				396,300,000	$245,200,000	$641,500,000
Unamortized issuance costs				(1,832,593)
Debt, net of unamortized issuance costs				$394,467,407

*	Based on either LIBOR or the lender’s cost of funds, subject to certain limitations
†	Or L+2.25% subject to certain funding requirements
‡	Weighted-average interest rate on pooled loans of $38.8 million, excluding fees of 0.36%. As of December 31, 2015, the remaining $4.0 million of the outstanding amount was not yet pooled, and bore interest at a temporary rate of 0.90% plus fees of 0.36% through March 22, 2016, the date of the next SBA pooling.
§	Anticipated total capacity of $150.0 million, subject to approval by the SBA following complete funding of the Partnership’s initial $75.0 million commitment.

The combined weighted-average interest and dividend rates on total leverage outstanding at June 30, 2016 and December 31, 2015 were 2.65% and 2.65%, respectively.

Total expenses related to debt include:

	Six Months Ended June 30,
	2016	2015
Interest expense	$6,328,002	$3,703,332
Amortization of deferred debt issuance costs	925,716	734,029
Commitment fees	513,449	604,443
Total	$7,767,167	$5,041,804

Amounts outstanding under the SVCP Facility, the TCPC Funding Facility and the SBA Debentures are carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of June 30, 2016, the estimated fair values of the TCPC Funding Facility and the SBA Debentures approximated their carrying values, and the SVCP Facility had an estimated fair value of $179.3 million. The estimated fair values of the SVCP Facility, the TCPC Funding Facility and the SBA Debentures are determined by discounting projected remaining payments using market interest rates for borrowings of the Partnership and entities with similar credit risks at the measurement date. At June 30, 2016, the fair values of the SVCP Facility, the TCPC Funding Facility and the SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2016

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

Advances under the SVCP Facility through July 31, 2014 bore interest at an annual rate equal to 0.44% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). Advances under the SVCP Facility for periods from July 31, 2014 through September 3, 2015 bore interest at an annual rate equal to 2.50% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). Advances under the SVCP Facility from September 3, 2015 through July 31, 2016 bear interest at an annual rate equal to 1.75% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). Advances under the SVCP Facility from July 31, 2016 through the maturity date of the facility will bear interest at an annual rate of 2.50% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). In addition to amounts due on outstanding debt, the SVCP Revolver accrues commitment fees of 0.20% per annum on the unused portion of the facility, or 0.25% per annum when less than $46.4 million in borrowings are outstanding. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Partnership fail to satisfy certain financial or other covenants. As of June 30, 2016, the Partnership was in full compliance with such covenants.

SBA Debentures

As of June 30, 2016 the SBIC is able to issue up to $75.0 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of June 30, 2016, the Partnership had committed $75.0 million of regulatory capital to the SBIC, $61.0 million of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of LIBOR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2016
4.	Leverage (continued)

SBA Debentures outstanding as of June 30, 2016 were as follows:

Issuance Date	Maturity	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
Pooled loans:
September 24, 2014	September 1, 2024	$18,500,000	3.02%	0.36%
March 25, 2015	March 1, 2025	9,500,000	2.52%	0.36%
September 23, 2015	September 1, 2025	10,800,000	2.83%	0.36%
December 18, 2015	March 1, 2026	4,000,000	2.51%	0.36%
		42,800,000	2.81%*
Non-pooled loans:
March 25, 2016	September 21, 2016	6,200,000	1.20%	0.36%
April 28, 2016	September 21, 2016	12,000,000	1.10%	0.36%
		$61,000,000

*	Weighted-average interest rate on pooled loans

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

Borrowings under the TCPC Funding Facility bear interest at a rate of LIBOR plus either 2.25% or 2.50% per annum, subject to certain funding requirements, plus an administrative fee of 0.25% per annum. In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.50% per annum on the unused portion of the facility, or 0.75% per annum when the unused portion is greater than 33% of the total facility, plus an administrative fee of 0.25% per annum. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding fail to satisfy certain financial or other covenants. As of June 30, 2016, TCPC Funding was in full compliance with such covenants.

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

June 30, 2016

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

June 30, 2016

5.	Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk (continued)

The Consolidated Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at June 30, 2016 and December 31, 2015 as follows:

		Unfunded Balances
Issuer	Maturity	June 30, 2016	December 31, 2015
AP Gaming I, LLC	12/20/2018	$12,500,000	$12,500,000
Acrisure, LLC	11/19/2022	N/A	1,351,596
Alpheus Communications, LLC	5/31/2018	357,419	1,072,256
Anuvia Plant Nutrients Holdings, LLC (VitAG)	2/1/2018	N/A	4,300,000
Asset International, Inc.	7/31/2020	N/A	565,544
Bisnow, LLC	4/29/2021	1,200,000	N/A
BlackLine Systems, Inc.	9/25/2018	3,740,693	N/A
Cargojet Airways, LTD.	1/31/2023	N/A	14,457,306
Central MN Renewables, LLC	1/16/2016	N/A	2,100,000
Daymark Financial Acceptance, LLC	1/12/2020	N/A	20,000,000
Edmentum, Inc.	6/9/2020	606,345	3,368,586
Enerwise Global Technologies, Inc.	11/30/2017	4,000,000	7,500,000
Essex Ocean, LLC	3/25/2019	N/A	22,008,557
Fidelis Acquisitionco, LLC	11/4/2019	N/A	1,909,286
Globecomm Systems, Inc.	12/11/2018	800,000	N/A
InMobi, Inc.	9/1/2018	7,500,000	9,354,959
MediMedia USA, Inc.	5/20/2018	3,797,500	4,293,500
Mesa Air Group, Inc.	7/15/2022	13,575,000	13,575,000
Nanosys, Inc.	4/1/19	3,000,000	N/A
Redaptive, Inc.	7/1/2018	15,000,000	15,000,000
RM OpCo, LLC (Real Mex)	3/30/2018	N/A	440,774
Utilidata, Inc.	1/1/2019	N/A	4,800,000
Vistronix, LLC	12/4/2018	N/A	205,558
Waterfall International, Inc.	9/1/2018	N/A	3,200,000
Total Unfunded Balances		$66,076,957	$142,002,922

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2016

6.	Related Party Transactions

The Partnership, TCPC, TCPC Funding, the SBIC, the Advisor, the General Partner and their members and affiliates may be considered related parties. From time to time, the Partnership advances payments to third parties on behalf of the Partnership which are reimbursable through deductions from distributions to the Partnership. At June 30, 2016 and December 31, 2015, no such amounts were outstanding. From time to time, the Advisor advances payments to third parties on behalf of the Partnership and receives reimbursement from the Partnership. At June 30, 2016 and December 31, 2015, amounts reimbursable to the Advisor totaled $0.4 million and $0.3 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Partnership (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Partnership, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Partnership. For the six months ended June 30, 2016 and 2015, expenses allocated pursuant to the Administration Agreements totaled $0.8 million and $0.7 million, respectively.

On November 25, 2014, the Partnership obtained an exemptive order (the “Exemptive Order”) from the Securities and Exchange Commission permitting the Partnership to purchase certain investments from affiliated investment companies at fair value. The Exemptive Order exempts the Partnership from provisions of Sections 17(a) and 57(a) of the 1940 Act which would otherwise restrict such transfers. All such purchases are subject to the conditions set forth in the Exemptive Order, which among others include certain procedures to verify that each purchase is done at the current fair value of the respective investment. During the six months ended June 30, 2016 and 2015, the Partnership purchased approximately $0.0 million and $94.5 million, respectively, of investments from affiliates (as defined in the 1940 Act), which were classified as Level 2 in the GAAP valuation hierarchy at the time of the transfer. The selling party has no continuing involvement in the transferred assets. All of the transfers were consummated in accordance with the provisions of the Exemptive Order and were accounted for as a purchase in accordance with ASC 860, Transfers and Servicing.

7.	Distributions

The Partnership’s distributions are recorded on the record date. The timing of distributions is determined by the General Partner, which has provided the Advisor with certain criteria for such distributions.

8.	Subsequent Events

On August 9, 2016, TCPC’s board of directors declared a third quarter regular dividend of $0.36 per share payable on September 30, 2016 to stockholders of record as of the close of business on September 16, 2016.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2016

9.	Financial Highlights

Six Months Ended
June 30, 2016

Return on invested assets (1), (2)	5.6%

Gross return to common limited partner (1)	5.8%
Less: General Partner incentive allocation (1)	(1.2%)
Return to common limited partner (1), (3)	4.6%

Ratios to average common equity: (4)
Net investment income	10.0%
Expenses	4.6%
Expenses and General Partner allocation	5.7%

Ending net assets attributable to common limited partner	$852,096,887
Portfolio turnover rate (1)	15.3%
Weighted-average leverage outstanding	$415,259,341
Weighted-average interest rate on leverage	3.1%

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

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Changes in Investments in Affiliates (1) (Unaudited)

Six Months Ended June 30, 2016

Security	Dividends or Interest (2)	Fair Value at December 31, 2015	Acquisitions (3)	Dispositions (4)	Fair Value at June 30, 2016

36th Street Capital Partners Holdings, LLC, Membership Units	$-	$225,000	$4,055,021	$(62,445)	$4,217,576
36th Street Capital Partners Holdings, LLC, Subordinated Promissory Note, 12%, due 11/1/20	1,289,036	900,000	15,970,302	-	16,870,302
AGY Holding Corp., Senior Secured 2nd Lien Notes, 11%, due 11/15/16	509,740	9,268,000	-	-	9,268,000
AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/16	295,422	4,869,577	-	-	4,869,577
Anacomp, Inc., Class A Common Stock	-	1,581,964	-	(188,329)	1,393,635
Edmentum Ultimate Holdings, LLC, Junior PIK Notes, 10%, due 6/9/20	668,800	11,343,490	658,236	(77,512)	11,924,214
Edmentum Ultimate Holdings, LLC, Senior PIK Notes, 8.5%, due 6/9/20	115,154	2,612,408	113,467	-	2,725,875
Edmentum, Inc., Junior Revolving Facility, 5%, due 6/9/20	32,297	-	2,762,241	-	2,762,241
Edmentum Ultimate Holdings, LLC, Class A Common Units	-	680,218	-	-	680,218
EPMC HoldCo, LLC, Membership Units	-	682,614	-	(367,561)	315,053
Essex Ocean II, LLC, Membership Units	-	200,686	49,612	(71,210)	179,088
Globecomm Systems Inc., Senior Secured 1st Lien Term Loan, LIBOR + 7.625%, 1.25% LIBOR Floor, due 12/11/18	656,417	14,256,233	561,434	(263,027)	14,554,640
KAGY Holding Company, Inc., Series A Preferred Stock	-	6,118,515	45,967	-	6,164,482
N659UA Aircraft Secured Mortgage, 12%, due 2/28/16	4,554	318,980	-	(318,980)	-
N661UA Aircraft Secured Mortgage, 12%, due 5/4/16	11,822	570,303	-	(570,303)	-
N913DL Aircraft Secured Mortgage, 8%, due 3/15/17	2,322	115,617	-	(115,617)	-
N918DL Aircraft Secured Mortgage, 8%, due 8/15/18	5,109	237,494	-	(237,494)	-
N954DL Aircraft Secured Mortgage, 8%, due 3/20/19	7,829	342,734	-	(342,734)	-
N955DL Aircraft Secured Mortgage, 8%, due 6/20/19	8,463	369,162	-	(369,162)	-
N956DL Aircraft Secured Mortgage, 8%, due 5/20/19	8,365	365,197	-	(365,197)	-
N957DL Aircraft Secured Mortgage, 8%, due 6/20/19	8,537	372,392	-	(372,392)	-
N959DL Aircraft Secured Mortgage, 8%, due 7/20/19	8,708	379,522	-	(379,522)	-
N960DL Aircraft Secured Mortgage, 8%, due 10/20/19	9,289	403,869	-	(403,869)	-
N961DL Aircraft Secured Mortgage, 8%, due 8/20/19	9,028	393,115	-	(393,115)	-
N976DL Aircraft Secured Mortgage, 8%, due 2/15/18	4,636	218,321	-	(218,321)	-
N913DL Equipment Trust Beneficial Interests	494,813	107,501	375	(107,876)	-
N918DL Equipment Trust Beneficial Interests	8,483	127,662	89,515	(217,177)	-
N954DL Equipment Trust Beneficial Interests	8,743	77,850	17,496	(95,346)	-
N955DL Equipment Trust Beneficial Interests	8,278	108,100	2,433	(110,533)	-
N956DL Equipment Trust Beneficial Interests	8,362	104,478	2,571	(107,049)	-
N957DL Equipment Trust Beneficial Interests	8,249	105,329	2,637	(107,966)	-
N959DL Equipment Trust Beneficial Interests	8,139	106,203	2,702	(108,905)	-
N960DL Equipment Trust Beneficial Interests	7,785	105,937	3,088	(109,025)	-
N961DL Equipment Trust Beneficial Interests	7,976	101,487	3,159	(104,646)	-
N976DL Equipment Trust Beneficial Interests	8,635	100,793	755	(101,548)	-
RM Holdco, LLC, Equity Participation	-	-	-	-	-
RM Holdco, LLC, Membership Units	-	-	-	-	-
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 7%, due 3/21/16	154,819	3,719,155	1,138,832	-	4,857,987
RM OpCo, LLC, Senior Secured 2nd Lien Term Loan Tranche B, 8.5%, due 3/30/18	391,518	4,490,993	390,846	(1,435,210)	3,446,629
RM OpCo, LLC, Senior Secured 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	123,302	2,797,956	123,091	-	2,921,047
RM OpCo, LLC, Convertible 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	82,261	1,783,036	82,126	(3,684)	1,861,478
RM OpCo, LLC, Senior Convertible 2nd Lien Term Loan B, 8.5%, due 3/30/18	104,175	2,188,233	541,631	-	2,729,864
United N659UA-767, LLC (N659UA)	376,264	3,368,599	419,139	(438,215)	3,349,523
United N661UA-767, LLC (N661UA)	480,128	3,294,024	601,478	(509,701)	3,385,801
Wasserstein Cosmos Co-Invest, L.P., Limited Partnership Units	-	4,198,500	-	(1,120,500)	3,078,000

Notes to Consolidated Schedule of Changes in Investments in Affiliates:

(1) The issuers of the securities listed on this schedule are considered affiliates under the Investment Company Act of 1940 due to the ownership by the Partnership of 5% or more of the issuers' voting securities.

(2) Also includes fee and lease income as applicable.
(3) Acquisitions include new purchases, PIK income, accretion of original issue and market discounts and net unrealized appreciation.
(4) Dispositions include decreases in the cost basis from sales, paydowns, mortgage amortizations, aircraft depreciation and net unrealized depreciation.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Changes in Investments in Affiliates (1)

Year Ended December 31, 2015

Security	Dividends or Interest (2)	Fair Value at December 31, 2014	Acquisitions (3)	Dispositions (4)	Fair Value at December 31, 2015

36th Street Capital Partners Holdings, LLC, Membership Units	$15,600	$-	$225,000	$-	$225,000
36th Street Capital Partners Holdings, LLC, Subordinated Promissory Note, 12%, due 11/1/20	-	-	900,000	-	900,000
AGY Holding Corp., Senior Secured 2nd Lien Notes, 11%, due 11/15/16	1,019,480	9,017,764	250,236	-	9,268,000
AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/16	592,466	4,869,577	-	-	4,869,577
Anacomp, Inc., Class A Common Stock	-	916,535	665,429	-	1,581,964
Edmentum Ultimate Holdings, LLC, Junior PIK Notes, 10%, due 6/9/20	715,131	-	12,054,264	(710,774)	11,343,490
Edmentum Ultimate Holdings, LLC, Senior PIK Notes, 8.5%, due 6/9/20	124,828	-	2,612,408	-	2,612,408
Edmentum, Inc., Junior Revolving Facility, 5%, due 6/9/20	22,329	-	2,105,366	(2,105,366)	-
Edmentum Ultimate Holdings, LLC, Class A Common Units	-	-	680,218	-	680,218
EPMC HoldCo, LLC, Membership Units	-	682,614	-	-	682,614
Essex Ocean II, LLC, Membership Units	-	-	200,686	-	200,686
Globecomm Systems Inc., Senior Secured 1st Lien Term Loan, LIBOR + 7.625%, 1.25% LIBOR Floor, due 12/11/18	1,330,125	14,656,950	121,560	(522,277)	14,256,233
KAGY Holding Company, Inc., Series A Preferred Stock	-	121,975	5,996,540	-	6,118,515
N659UA Aircraft Secured Mortgage, 12%, due 2/28/16	120,307	1,659,003	-	(1,340,023)	318,980
N661UA Aircraft Secured Mortgage, 12%, due 5/4/16	137,289	1,899,950	-	(1,329,647)	570,303
N913DL Aircraft Secured Mortgage, 8%, due 3/15/17	12,800	209,168	-	(93,551)	115,617
N918DL Aircraft Secured Mortgage, 8%, due 8/15/18	21,901	320,440	-	(82,946)	237,494
N954DL Aircraft Secured Mortgage, 8%, due 3/20/19	30,753	437,679	315	(95,260)	342,734
N955DL Aircraft Secured Mortgage, 8%, due 6/20/19	32,662	460,258	539	(91,635)	369,162
N956DL Aircraft Secured Mortgage, 8%, due 5/20/19	32,415	457,902	479	(93,184)	365,197
N957DL Aircraft Secured Mortgage, 8%, due 6/20/19	32,947	464,283	544	(92,435)	372,392
N959DL Aircraft Secured Mortgage, 8%, due 7/20/19	33,476	470,601	612	(91,691)	379,522
N960DL Aircraft Secured Mortgage, 8%, due 10/20/19	35,326	493,258	831	(90,220)	403,869
N961DL Aircraft Secured Mortgage, 8%, due 8/20/19	34,574	484,908	694	(92,487)	393,115
N976DL Aircraft Secured Mortgage, 8%, due 2/15/18	20,940	314,588	-	(96,267)	218,321
N913DL Equipment Trust Beneficial Interests	25,444	117,497	90,909	(100,905)	107,501
N918DL Equipment Trust Beneficial Interests	21,074	135,890	81,670	(89,898)	127,662
N954DL Equipment Trust Beneficial Interests	21,205	72,604	112,997	(107,751)	77,850
N955DL Equipment Trust Beneficial Interests	20,000	111,010	103,527	(106,437)	108,100
N956DL Equipment Trust Beneficial Interests	20,172	106,800	105,581	(107,903)	104,478
N957DL Equipment Trust Beneficial Interests	19,872	107,682	105,105	(107,458)	105,329
N959DL Equipment Trust Beneficial Interests	19,577	108,579	104,638	(107,014)	106,203
N960DL Equipment Trust Beneficial Interests	18,590	107,865	104,750	(106,678)	105,937
N961DL Equipment Trust Beneficial Interests	19,044	102,826	107,207	(108,546)	101,487
N976DL Equipment Trust Beneficial Interests	20,825	102,006	101,347	(102,560)	100,793
RM Holdco, LLC, Equity Participation	-	792	-	(792)	-
RM Holdco, LLC, Membership Units	-	-	-	-	-
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 7%, due 3/21/16	272,075	3,900,025	18,674	(199,544)	3,719,155
RM OpCo, LLC, Senior Secured 2nd Lien Term Loan Tranche B, 8.5%, due 3/30/18	736,422	6,457,325	731,070	(2,697,402)	4,490,993
RM OpCo, LLC, Senior Secured 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	238,052	2,567,717	239,889	(9,650)	2,797,956
RM OpCo, LLC, Convertible 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	165,715	1,636,314	164,641	(17,919)	1,783,036
RM OpCo, LLC, Senior Convertible 2nd Lien Term Loan B, 8.5%, due 3/30/18	120,207	631,164	1,557,069	-	2,188,233
United N659UA-767, LLC (N659UA)	581,125	3,177,822	1,268,821	(1,078,044)	3,368,599
United N661UA-767, LLC (N661UA)	569,770	3,078,923	1,230,498	(1,015,397)	3,294,024
Wasserstein Cosmos Co-Invest, L.P., Limited Partnership Units	-	4,175,000	1,050,000	(1,026,500)	4,198,500

Notes to Consolidated Schedule of Changes in Investments in Affiliates:

(1) The issuers of the securities listed on this schedule are considered affiliates under the Investment Company Act of 1940 due to the ownership by the Partnership of 5% or more of the issuers' voting securities.

(2) Also includes fee and lease income as applicable.
(3) Acquisitions include new purchases, PIK income, amortization of original issue and market discounts and net unrealized appreciation.
(4) Dispositions include decreases in the cost basis from sales, paydowns, mortgage amortizations, aircraft depreciation and net unrealized depreciation.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

June 30, 2016

Investment	Acquisition Date

Avanti Communications Group, PLC, Senior Secured Notes, 10%, due 10/1/19	9/26/13
BlackLine Intermediate, Inc., Warrants to Purchase Common Stock	9/25/13
Boomerang Tube Holdings, Inc., Common Stock	2/2/16
BPA Laboratories, Inc., Senior Secured Notes, 12.25%, due 4/1/17 (144A)	3/5/12
Caribbean Financial Group, Senior Secured Notes, 11.5%, due 11/15/19	10/19/12
Epic Aero, Inc. (One Sky), Warrants to Purchase Common Stock	12/4/13
Findly Talent, LLC, Membership Units	1/1/14
Fuse Media, LLC, Warrants to Purchase Common Stock	8/3/12
Fuse, LLC, Senior Secured Notes, 10.375%, due 7/1/19	6/18/14
GACP I, LP, Membership Units	10/1/15
Gogo Intermediate Holdings, LLC, Senior Secured Notes, 12.5%, due 7/1/22	6/9/16
Green Biologics, Inc., Warrants to Purchase Stock	12/22/14
InMobi, Inc., Warrants to Purchase Stock	9/18/15
Integra Telecom, Inc., Common Stock	11/19/09
Integra Telecom, Inc., Warrants	11/19/09
Iracore International, Inc., Senior Secured Notes, 9.5%, due 6/1/18	5/8/13
Magnolia Finance V plc, Asset-Backed Credit Linked Notes, 13.125%, due 8/2/21	8/1/13
Marsico Holdings, LLC, Common Interest Units	9/10/12
Nanosys, Inc., Warrants to Purchase Common Stock	3/29/16
NEXTracker, Inc., Series B Preferred Stock	12/17/14
NEXTracker, Inc., Series C Preferred Stock	6/12/15
Precision Holdings, LLC, Class C Membership Interests	Var. 2010 & 2011
Rightside Group, Ltd., Warrants	8/6/14
Shop Holding, LLC (Connexity), Class A Units	6/2/11
Soasta, Inc., Warrants to Purchase Series F Preferred Stock	3/4/16
Soraa, Inc., Warrants to Purchase Common Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
STG-Fairway Holdings, LLC (First Advantage), Class A Units	12/30/10
Trade Finance Funding I, Ltd., Secured Class B Notes, 10.75%, due 11/13/18	11/13/13
Utilidata, Inc., Warrants to Purchase Stock	12/22/15
V Telecom Investment S.C.A. (Vivacom), Common Shares	11/9/12
Waterfall International, Inc., Series B Preferred Stock	9/16/2015
Waterfall International, Inc., Warrants to Purchase Stock	9/16/2015

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

Our leverage program is comprised of $116.0 million in available debt under a senior secured revolving credit facility issued by the Partnership (the “SVCP Revolver”), a $100.5 million term loan issued by the Partnership (the “Term Loan” and together with the SVCP Revolver, the “SVCP Facility”), $350.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding (the “TCPC Funding Facility”) and $75.0 million in committed leverage from the SBA (the “SBA Program” and, together with the SVCP Facility and the TCPC Funding Facility the “Leverage Program”). Prior to the repurchase and retirement of the remaining preferred interests on September 3, 2015, the Leverage Program also included amounts outstanding under a preferred equity facility issued by the Partnership (the “Preferred Interests”).

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of June 30, 2016, 81.8% of our total assets were invested in qualifying assets.

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

As of June 30, 2016, none of our investments were categorized as Level 1, 6.6% were categorized as Level 2, 93.2% were Level 3 investments valued based on valuations by independent third party sources, and 0.2% were Level 3 investments valued based on valuations by the Advisor.

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

Portfolio and investment activity

During the three months ended June 30, 2016, we invested approximately $119.1 million, comprised of new investments in five new and four existing portfolio companies, and draws made on existing commitments and PIK received on prior investments. Of these investments, 93.8% were in senior secured debt comprised of senior loans ($88.5 million, or 74.3% of total acquisitions) and senior secured notes ($23.2 million, or 19.5% of total acquisitions). The remaining $7.4 million (6.2% of total acquisitions) were comprised of $7.3 million in equity interests in two portfolios of debt and lease assets, as well as $0.1 million in a warrant position received in connection with a debt investment. Additionally, we received approximately $119.9 million in proceeds from sales or repayments of investments during the three months ended June 30, 2016.

During the three months ended June 30, 2015, we invested approximately $196.0 million, comprised of new investments in 7 new and 11 existing portfolio companies, and draws made on existing commitments and PIK received on prior investments. Of these investments, 99.6% were in senior secured debt, comprised of senior loans ($165.6 million, or 84.5% of total acquisitions) and senior secured notes ($29.6 million, or 15.1% of total acquisitions). The remaining $0.8 million (0.4% of total acquisitions) were equity investments. Additionally, we received approximately $189.7 million in proceeds from sales or repayments of investments during the three months ended June 30, 2015.

During the six months ended June 30, 2016, we invested approximately $233.2 million, comprised of new investments in nine new and six existing portfolio companies, and draws made on existing commitments and PIK received on prior investments. Of these investments, 94.3% were in senior secured debt comprised of senior loans ($180.4 million, or 77.3% of total acquisitions) and senior secured notes ($39.6 million, or 17.0% of total acquisitions). The remaining $13.2 million (5.7% of total acquisitions) were comprised of $12.3 million in equity interests in two portfolios of debt and lease assets, as well as $0.9 million in two warrant positions received in connection with debt investments. Additionally, we received approximately $186.0 million in proceeds from sales or repayments of investments during the six months ended June 30, 2016.

During the six months ended June 30, 2015 we invested approximately $302.8 million, comprised of new investments in 9 new and 18 existing portfolio companies, and draws made on existing commitments and PIK received on prior investments. Of these investments, 99.7% were in senior secured debt, comprised of senior loans ($262.6 million, or 86.7% of total acquisitions) and senior secured notes ($39.4 million, or 13.0% of total acquisitions). The remaining $0.8 million (0.3% of total acquisitions) were equity investments. Additionally, we received approximately $240.2 million in proceeds from sales or repayments of investments during the six months ended June 30, 2015.

At June 30, 2016, our investment portfolio of $1,231.5 million (at fair value) consisted of 89 portfolio companies and was invested 95.5% in debt investments, substantially all of which was in senior secured debt. In aggregate, our investment portfolio was invested 79.8% in senior secured loans, 15.7% in senior secured notes and 4.5% in equity investments. Our average portfolio company investment at fair value was approximately $13.8 million. Our largest portfolio company investment by value was approximately $45.4 million and our five largest portfolio company investments by value comprised approximately 15.3% of our portfolio at June 30, 2016.

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

The industry composition of our portfolio at fair value at June 30, 2016 was as follows:

Industry	Percent of Total Investments
Software Publishing	18.8%
Nondepository Credit Intermediation	6.2%
Business Support Services	4.7%
Other Information Services	4.5%
Computer Systems Design and Related Services	4.5%
Air Transportation	4.3%
Scientific Research and Development Services	3.2%
Financial Investment Activities	3.1%
Chemicals	2.9%
Insurance Related Activities	2.8%
Wired Telecommunications Carriers	2.7%
Textile Furnishings Mills	2.5%
Retail	2.3%
Advertising and Public Relations Services	2.3%
Data Processing and Hosting Services	2.3%
Utility System Construction	2.0%
Management, Scientific, and Technical Consulting Services	1.9%
Insurance Carriers	1.9%
Equipment Leasing	1.9%
Apparel Manufacturing	1.8%
Electronic Component Manufacturing	1.8%
Other Manufacturing	1.7%
Radio and Television Broadcasting	1.6%
Hospitals	1.6%
Lessors of Nonfinancial Licenses	1.5%
Other Publishing	1.5%
Communications Equipment Manufacturing	1.4%
Computer Equipment Manufacturing	1.3%
Restaurants	1.3%
Other Telecommunications	1.0%
Other	8.7%
Total	100.0%

The weighted average effective yield of the debt securities in our portfolio was 11.00% at June 30, 2016 and 10.95% at December 31, 2015. At June 30, 2016, 79.6% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 20.4% bore interest at fixed rates. The percentage of our floating rate debt investments that bore interest based on an interest rate floor was 70.1% at June 30, 2016. At December 31, 2015, 80.4% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 19.6% bore interest at fixed rates. The percentage of our floating rate debt investments that bore interest based on an interest rate floor was 77.9% at December 31, 2015.

Results of operations

Investment income

Investment income totaled $35.6 million and $38.9 million, respectively, for the three months ended June 30, 2016 and 2015, of which $34.8 million and $37.5 million were attributable to interest and fees on our debt investments, $0.6 million and $0.3 million to lease income, and $0.2 million and $1.1 million to other income, respectively. Included in interest and fees on our debt investments were $2.0 million and $4.8 million of non-recurring income related to prepayments for the three months ended June 30, 2016 and 2015, respectively.  The decrease in investment income in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 reflects a decrease in interest income due to the lower non-recurring income related to a lower level of prepayments and other income in the three months ended June 30, 2016 compared to the three months ended June 30, 2015, partially offset by an increase in lease income.

Investment income totaled $70.2 million and $71.8 million, respectively, for the six months ended June 30, 2016 and 2015, of which $67.6 million and $69.1 million were attributable to interest and fees on our debt investments, $1.5 million and $0.6 million to lease income and $1.1 million and $2.1 million to other income, respectively. Included in interest and fees on our debt investments were $2.9 million and $5.0 million of non-recurring income related to prepayments for the six months ended June 30, 2016 and 2015, respectively.  The decrease in investment income in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 reflects a decrease in interest income due to the lower non-recurring income related to the lower level of prepayments and other income in the six months ended June 30, 2016 compared to the six months ended June 30, 2015, partially offset by an increase in lease income.

Expenses

Total operating expenses for the three months ended June 30, 2016 and 2015 were $9.7 million and $8.7 million respectively, comprised of $4.7 million and $4.6 million in base management fees, $3.9 million and $2.6 million in interest expense and related fees, $0.4 million and $0.4 million in administrative expenses, $0.2 million and $0.4 million in legal and other professional fees, and $0.5 million and $0.7 million in other expenses, respectively. The increase in expenses in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily reflects higher interest expense due to the conversion of the Preferred Interests to term debt, the increase in LIBOR, and other costs related to the increase in available and outstanding debt.

Total operating expenses for the six months ended June 30, 2016 and 2015 were $19.3 million and $16.5 million, respectively, comprised of $9.2 million and $9.0 million in base management fees, $7.8 million and $5.0 million in interest expense and related fees, $0.8 million and $0.8 million in administrative expenses, $0.5 million and $0.5 million in legal and professional fees, and $1.0 million and $1.2 million in other expenses, respectively. The increase in expenses in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily reflects the increase in interest expense due to the conversion of the Preferred Interests to term debt, the increase in LIBOR, and other costs related to the increase in available and outstanding debt.

Net investment income

Net investment income was $25.9 million and $30.2 million, respectively, for the three months ended June 30, 2016 and 2015. The decrease in net investment income in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily reflects the increase in expenses and the decrease in investment income in the three months ended June 30, 2016.

Net investment income was $50.9 million and $55.2 million, respectively, for the six months ended June 30, 2016 and 2015. The decrease in net investment income in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily reflects the increase in expenses and the decrease in investment income in the six months ended June 30, 2016.

Net realized and unrealized gain or loss

Net realized losses for the three months ended June 30, 2016 and 2015 were $0.7 million and $9.3 million, respectively. The net realized loss during the three months ended June 30, 2015 was due primarily to the restructure of our loan to Edmentum, in which we received new debt and equity in a delevered company.

For the three months ended June 30, 2016 and 2015, the change in net unrealized appreciation/depreciation was an increase of $3.4 million and an increase of $7.1 million, respectively. The change in net unrealized appreciation/depreciation for the three months ended June 30, 2016 was comprised primarily of mark-to-market adjustments resulting from narrower market yield spreads during the quarter and a $1.6 million gain on our loan to MD America Energy, LLC which we sold back to the company after quarter end, partially offset by certain net markdowns. The change in net unrealized appreciation/depreciation for the three months ended June 30, 2015 was primarily due to the reversal of the previous unrealized loss on our loan to Edmentum as well as various mark-to-market adjustments during the period.

Net realized losses for the six months ended June 30, 2016 and 2015 were $3.3 million and $9.4 million, respectively. The net realized loss during the six months ended June 30, 2016 was due primarily to the taxable reorganization of our investment in Boomerang Tube, LLC. The net realized loss during the six months ended June 30, 2015 was due primarily to the restructure of our loan to Edmentum, in which we received new debt and equity in a delevered company.

For the six months ended June 30, 2016 and 2015, the change in net unrealized  appreciation/depreciation was a decrease of $0.8 million and an increase of $7.7 million, respectively. The increase in net unrealized appreciation/depreciation for the six months ended June 30, 2015 were primarily due to reversals of prior period unrealized depreciation.

Gain on repurchase of Series A preferred interests

Gains on repurchase of Series A preferred interests for the three and six months ended June 30, 2016 and 2015 were $0.0 million and $1.7 million, respectively. The gain on repurchase of Series A preferred interests during the three and six months ended June 30, 2015 was due to the repurchase of 1,675 Preferred Interests on June 30, 2015 at a price of $31.8 million.

Dividends to preferred limited partners

Dividends on the Preferred Interests for the three months ended June 30, 2016 and 2015 were $0.0 million and $0.4 million, respectively. Dividends on the Preferred Interests for the six months ended June 30, 2016 and 2015 were $0.0 million and $0.8 million, respectively.  The decrease in dividends on Preferred Interests during the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 was due to the repurchase and retirement of all remaining Preferred Interests during 2015.

Net increase in net assets allocable to common limited and general partners resulting from operations

The net increase in net assets applicable to common limited and general partners resulting from operations was $28.6 million and $29.3 million for the three months ended June 30, 2016 and 2015, respectively. The higher net increase in net assets applicable to common limited and general partners resulting from operations during the three months ended June 30, 2016 is primarily due to the net realized and unrealized gains during the three months ended June 30, 2016 compared to the net realized and unrealized losses during the three months ended June 30, 2015.  The net increase in net assets applicable to common limited and general partners resulting from operations was $46.7 million and $54.4 million for the six months ended June 30, 2016 and 2015, respectively. The lower net increase in net assets applicable to common limited and general partners resulting from operations during the six months ended June 30, 2016 is primarily due to the higher net realized and unrealized losses and lower net investment income in the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

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

Total leverage outstanding and available under the combined Leverage Program at June 30, 2016 were as follows:
	Maturity	Rate		Carrying Value	Available	Total Capacity
SVCP Facility
SVCP Revolver	2018	L+1.75	%*	$78,000,000	$38,000,000	$116,000,000
Term Loan	2018	L+1.75	%*	100,500,000	—	100,500,000
TCPC Funding Facility	2020	L+2.50	%*†	175,000,000	175,000,000	350,000,000
SBA Debentures	2024-2026	2.81	%‡	61,000,000	14,000,000	75,000,000	§
Total leverage				414,500,000	$227,000,000	$641,500,000
Unamortized issuance costs				(2,134,940)
Debt, net of unamortized issuance costs				$412,365,060

*	Based on either LIBOR or the lender’s cost of funds, subject to certain limitations
†	Or L+2.25% subject to certain funding requirements
‡	Weighted-average interest rate on pooled loans of $42.8 million, excluding fees of 0.36%. As of June 30, 2016, the remaining $6.2 million and $12.0 million of the outstanding amount were not yet pooled, and bore interest at a temporary rate of 1.20% and 1.10%, respectively, plus fees of 0.36% through September 23, 2016, the date of the next SBA pooling.
§	Anticipated total capacity of $150.0 million, subject to approval by the SBA following complete funding of the Partnership’s initial $75.0 million commitment.

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

Net cash provided by operating activities during the six months ended June 30, 2016 was $7.6 million. Our primary use of cash in operating activities during this period consisted of net investment income less incentive allocation (net of non-cash income and expenses) of approximately $51.4 million, partially offset by the settlement of acquisitions of investments (net of dispositions) of $43.8 million.

Net cash used in financing activities was $4.9 million during the six months ended June 30, 2016, consisting primarily of $42.9 million in distributions to TCPC, $9.8 million in distributions of incentive compensation to the General Partner, and payment of $0.4 million in debt issuance costs, partially offset by $30.0 million of contributions from the common limited partner and $18.2 million of net borrowings.
At June 30, 2016, we had $38.3 million in cash and cash equivalents.

The SVCP Facility and the TCPC Funding Facility are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 200% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the SVCP Facility and the TCPC Funding Facility, and may therefore impact our ability to borrow under the SVCP Facility and the TCPC Funding Facility. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At June 30, 2016, we were in compliance with all financial and operational covenants required by the Leverage Program.

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

The following table summarizes our distributions to our common limited partner for the six months ended June 30, 2016 and 2015:

Date Declared	Total Amount
February 24, 2016	$20,893,214
May 10, 2016	21,972,039
Total for the six months ended June 30, 2016	$42,865,253
March 10, 2015	$17,605,485
May 7, 2015	21,506,970
Total for the six months ended June 30, 2015	$39,112,455

Distributions to the General Partner

TCPC’s performance during the six months ended June 30, 2016 and 2015 exceeded the total return threshold; accordingly, incentive compensation of $9.2 million and $9.9 million for the six months ended June 30, 2016 and 2015 respectively was distributable to the General Partner.

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

Recent Developments

From July 1, 2016 through August 5, 2016, we invested approximately $26.9 million primarily in five senior secured loans and notes, as well as equity interests in a portfolio of lease assets with a combined effective yield of approximately 9.7%.

On August 9, 2016, TCPC’s board of directors declared a third quarter regular dividend of $0.36 per share payable on September 30, 2016 to stockholders of record as of the close of business on September 16, 2016.

Item 3:	Quantitative and qualitative disclosure about market risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2016, 79.6% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At June 30, 2016, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 70.1%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our June 30, 2016 balance sheet, the following table shows the annual impact on net income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest income	Interest Expense	Net Income
Up 300 basis points	$27,138,204	$(12,435,000)	$14,703,204
Up 200 basis points	17,433,951	(8,290,000)	9,143,951
Up 100 basis points	7,767,423	(4,145,000)	3,622,423
Down 100 basis points	(2,400,582)	2,700,882	300,300
Down 200 basis points	(2,400,582)	2,700,882	300,300
Down 300 basis points	(2,400,582)	2,700,882	300,300

Item 4.	Controls and Procedures

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

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of June 30, 2016, we are currently not a party to any pending material legal proceedings.

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

Date: August 9, 2016
	By:	/s/ Howard M. Levkowitz
	Name:	Howard M. Levkowitz
	Title:	Chief Executive Officer

Date: August 9, 2016
	By:	/s/ Paul L. Davis
	Name:	Paul L. Davis
	Title:	Chief Financial Officer