Form 10-K
period 2016-12-31
Special Value Continuation Partners, LP
filed 2017-02-28
CIK 1370754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2016

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

The number of the Registrant’s common limited partner interests, outstanding as of December 31, 2016 was $1,031,709,637.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2017 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

SPECIAL VALUE CONTINUATION PARTNERS, LP
FORM 10-K
FOR THE YEAR ENDED December 31, 2016

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

“SBIC” refers to TCPC SBIC, LP, a Delaware limited partnership;

The “Advisor” refers to Tennenbaum Capital Partners, LLC, a Delaware limited liability company and the investment manager; and

“General Partner” and “Administrator” refer to Series H of SVOF/MM, LLC, a series of a Delaware limited liability company, the general partner of the Partnership and an affiliate of the Advisor and administrator of TCPC and the Partnership.

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

Investment operations are conducted in the Partnership, either directly or in one of the Partnership’s wholly owned subsidiaries, TCPC Funding I, LLC (“TCPC Funding”) and TCPC SBIC, LP (the “SBIC”). TCP Capital Corp. (“TCPC”) owns 100% of the common limited partner interests of the Partnership. TCPC has also elected to be treated as a BDC under the 1940 Act. The General Partner of the Partnership is Series H of SVOF/MM, LLC (“SVOF/MM”), which also serves as the administrator (the “Administrator”) of TCPC and the Partnership. The managing member of SVOF/MM is Tennenbaum Capital Partners, LLC (the “Advisor”), which serves as the investment manager to both TCPC and the Partnership. All of the equity interests in the General Partner are owned directly by the Advisor.

Tennenbaum Capital Partners, LLC

Our investment activities are managed by the Advisor. The Advisor is a leading investment manager (including specialty lending to middle-market companies). The Advisor is a Delaware limited liability company and is registered as an investment advisor under the Investment Advisers Act of 1940. As of December 31, 2016, the Advisor had in excess of $7.1 billion in committed capital under management, approximately 23.5% of which consists of TCPC’s committed capital, and a team of approximately 80 people including investment professionals and other personnel that focus on operations, finance, legal, and compliance, accounting and reporting, investor relations, information technology, and administration. The Advisor was founded in 1999 by Michael E. Tennenbaum, Mark K. Holdsworth and Howard M. Levkowitz, and its predecessor entity, formed by the same individuals, commenced operations in 1996. Mark K. Holdsworth and Howard M. Levkowitz along with Michael E. Leitner, Philip M. Tseng, Rajneesh Vig, and Lee Landrum constitute the Advisor’s active partners (the

“Advisor Partners”). The Advisor Partners have significant industry experience, including experience investing in middle-market companies. Together, the Advisor Partners have invested approximately $18.2 billion in 501 companies since the Advisor’s inception, through multiple business and credit cycles, across all segments of the capital structure and through a broad set of credit-oriented strategies including leveraged loan origination, secondary investments of discounted debt securities, and distressed and control opportunities. We believe the Advisor Partners’ investment perspectives, complementary skills, and collective investment experience provide the Advisor with a strategic and competitive advantage in middle-market investing.

As our investment advisor, the Advisor is responsible for sourcing potential investments, conducting research, analyzing investment opportunities and structuring our investments and monitoring our portfolio companies on an ongoing basis. We believe that the Advisor has a proven long-term track record of positive performance, notwithstanding some periods during which losses were incurred, of sourcing deals, originating loans and successfully investing in middle-market companies and that the relationships of its investment professionals are integral to the Advisor’s success. The Advisor’s investment professionals have long-term working relationships with key sources of investment opportunities and industry expertise, including investment bankers, financial advisors, attorneys, private equity sponsors, other senior lenders, high-yield bond specialists, research analysts, accountants, and senior management teams. Additionally, the Advisor’s structure includes both a board of advisors and a group of senior executive advisors, a team comprised of approximately 18 current and former executives from a variety of industries, which extends the reach of the Advisor’s relationships through a group of seasoned industry leaders and that can enhance our deal sourcing and due diligence activities.

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

Since the beginning of 2011, the Advisor executed across its funds approximately $6.3 billion in direct origination leveraged loans primarily to middle-market companies, of which approximately $2.3 billion was for our account. There can be no assurance that similar deal flow or terms will be available in the future for loans in which we may invest.

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

Investment Strategy

To achieve our investment objectives, we intend to focus on a subset of the broader investment strategies historically pursued by the Advisor. Our primary investment focus is the ongoing origination of and investments in leveraged loans of performing middle-market companies, building on the Advisor’s established track record of origination and participation in the original syndication of approximately $10.1 billion of leveraged loans to 286 companies since 1999, of which we invested over $2.9 billion in 171 companies. For the purposes of this filing, the term “leveraged loans” refers to senior debt investments that rank ahead of subordinated debt and that generally have the benefit of security interests in the assets of the borrower. Our investments generally range from $10 million to $50 million per company, the size of which may grow over time in proportion with our capital base. We expect to generate current returns through a combination of the receipt of contractual interest payments on debt investments and origination and similar fees, and, to a lesser extent, equity appreciation through options, warrants, conversion rights or direct equity investments. We often receive equity interests such as preferred or common stock and warrants or options in connection with our debt investments. From time to time we may also use other investment strategies, which are not our primary focus, to attempt to enhance the overall return of our portfolio. These investment strategies may include, but are not limited to, the purchase of discounted debt, opportunistic investments, and financial instruments to hedge currency or interest rate risk associated with our portfolio.

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

Investment Portfolio

At December 31, 2016, our investment portfolio of $1,315.0 million (at fair value) consisted of 90 portfolio companies and was invested 95.0% in debt investments, substantially all of which was in senior secured debt. In aggregate, our investment portfolio was invested 83.7% in senior secured loans, 11.3% in senior secured notes and 5.0% in equity investments. Our average portfolio company investment at fair value was approximately $14.6 million. Our largest portfolio company investment by value was approximately $46.2 million and our five largest portfolio company investments by value comprised approximately 14.1% of our portfolio at December 31, 2016.

The following charts summarize our portfolio mix by industry and type based on the fair value of our investments as of December 31, 2016.

Investment Process

The Advisor’s investment process is designed to maximize its strategic advantages: a strong brand name as a specialty lender to the middle-market and diverse in-house expertise and skills. The Advisor seeks out opportunities by conducting a rigorous and disciplined investment process that combines the following characteristics:

Deal Sourcing

As a leading middle-market corporate debt investment manager with a 17-year history and in excess of $7.1 billion in committed capital as of December 31, 2016, approximately 23.5% of which consists of TCPC’s committed capital, the Advisor is active in new deal financing opportunities in the middle-market segment. However, we believe that the Advisor’s real deal flow advantage comes from the proprietary network of established relationships of its investment professionals and synergies among its professionals and portfolio companies. Members of the Advisor’s Investment Committee for the Partnership ( the “Investment Committee”) have long-term relationships with deal sources including investment bankers, restructuring professionals, bankruptcy attorneys, senior lenders, high yield bond specialists, research analysts, accountants, fund management teams, the Advisor’s advisory board, senior executive advisors, board members of former clients, former colleagues and other operating professionals to facilitate deal flow. The Investment Committee is currently comprised of five voting members. In total, the Investment Committee consists of approximately 30 members from the Advisor. The number of voting and non-voting members of the Investment Committee is subject to increase or decrease in the sole discretion of the Advisor. All members of the Investment Committee attend investment meetings and are encouraged to participate in discussions. In addition, members of the Investment Committee have relationships with other investors, including insurance companies, bond funds, mezzanine funds, private equity funds, hedge funds and other funds which invest in similar assets. Further, the Advisor regularly calls on both active and recently retired senior executives from the relevant industries to assist with the due diligence of potential investments. Historically, these relationships with retired senior executives have also been a valuable source of transactions and information. The Advisor anticipates that they will continue to provide future opportunities. We believe the Advisor’s strong relationships with its portfolio companies facilitate positive word-of-mouth recommendations to other companies seeking the Advisor’s expertise. The Advisor’s relationships often result in the ability to access investment opportunities earlier than many of its competitors and in some cases on an exclusive basis.

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

Structuring Originations

As an early non-bank participant in the leveraged loan market, we believe that loan origination is a core competency of the Advisor. Supplementing industry deal teams’ experience and competency, the Advisor has a number of professionals with legal experience, including significant experience in bankruptcy and secured credit. Deal teams work with the Advisor’s in-house legal specialists and outside counsel to structure over-collateralized loans with what we believe to be strong creditor protections and contractual controls over borrower operations. In many cases, the Advisor works to obtain contractual governance rights and board observer seats to protect principal and maximize post-investment returns. Deals usually include original issue discounts, upfront fees, exit fees and/or equity participations through warrants or direct equity stakes.

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

Investment Committee and Decision Process

The Advisor’s investment process is organized around the Investment Committee that provides for a centralized, repeatable decision process. The Investment Committee meets weekly and, with respect to each fund the Advisor advises, certain members of the Investment Committee are voting members. The voting members of the Investment Committee for the Partnership are currently Mark K. Holdsworth, Michael E. Leitner, Howard M. Levkowitz, Philip M. Tseng and Rajneesh Vig. Approval by a simple majority vote of the voting members of the Investment Committee for each respective fund is required for the purchase or sale of any investment, with certain de-minimis exceptions. No voting member has veto power. The Advisor’s investment process is designed to maximize risk-adjusted returns and preserve downside protection.

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

High-Yield Securities

The Partnership’s portfolio currently includes high-yield securities and the Partnership may invest in high-yield securities in the future. High-yield securities have historically experienced greater default rates than has been the case for investment grade securities and are generally rated below investment grade by one or more nationally recognized statistical rating organizations or will be unrated but of comparable credit quality to obligations rated below investment grade, and have greater credit and liquidity risk than more highly rated obligations. High-yield securities are generally unsecured and may be subordinate to other obligations of the obligor and are often issued in connection with leveraged acquisitions or recapitalizations in which the issuers incur a substantially higher amount of indebtedness than the level at which they had previously operated. The Partnership’s portfolio may also include mezzanine investments which are generally unsecured and rated below investment grade. Mezzanine investments of the type in which the Partnership invests in are primarily privately negotiated subordinated debt securities often issued in connection with leveraged transactions, such as management buyouts, acquisitions, re-financings, recapitalizations and later stage growth capital financings, and are generally accompanied by related equity participation features such as options, warrants, preferred and common stock. In some cases, our debt investments may provide for a portion of the interest payable to be paid-in-kind interest. To the extent interest is paid-in-kind, it will be payable through the increase of the principal amount of the obligation by the amount of interest due on the then-outstanding aggregate principal amount of such obligation.

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

Distressed Debt

The Partnership’s portfolio currently includes distressed debt investments and the Partnership is authorized to continue to invest in the securities and other obligations of distressed and bankrupt issuers, including debt obligations that are in covenant or payment default. As of December 31, 2016, two of the Partnership’s debt investments were in non-accrual status. The Partnership does not anticipate distressed debt to be a significant part of its ongoing investment strategy. Such investments generally trade significantly below par and are considered speculative. The repayment of defaulted obligations is subject to significant uncertainties. Defaulted obligations might be repaid only after lengthy workout or bankruptcy proceedings, during which the issuer might not make any interest or other payments. Typically such workout or bankruptcy proceedings result in only partial recovery of cash payments or an exchange of the defaulted obligation for other debt or equity securities of the issuer or its affiliates, which may in turn be illiquid or speculative.

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

The proxy voting decisions of the Advisor are made by the senior officers who are responsible for monitoring each of our investments. To ensure that our vote is not the product of a conflict of interest, it requires that: (i) anyone involved in the decision making process disclose to the managing member any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision making process or vote administration are generally prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

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

For purposes of the foregoing computations and the total return limitation, the following definitions apply:

•	“cumulative” means amounts for the period commencing January 1, 2013 and ending as of the applicable calculation date.
•	“contributed common equity” means the value of net assets attributable to TCPC’s common stock as of December 31, 2012 plus the proceeds to TCPC of all issuances of common stock less (A) offering costs of any of TCPC’s securities or leverage facilities, (B) all distributions by TCPC representing a return of capital and (C) the total cost of all repurchases of TCPC’s common stock by TCPC, in each case after December 31, 2012 and through the end of the preceding calendar quarter in question, in each case as determined on an accrual and consolidated basis.
•	“ordinary income before incentive compensation” means TCPC’s interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that TCPC receives from portfolio companies) during the period, (i) minus TCPC’s operating expenses during the period (including the base management fee, expenses payable under the administration agreement, any interest expense and any dividends paid on any issued and outstanding preferred stock), (ii) plus increases and minus decreases in net assets not treated as components of income, operating expense, gain, loss, appreciation or depreciation and not treated as contributions or distributions in respect of common equity, and (iii) without reduction for any incentive compensation and any organization or offering costs, in each case determined on an accrual and consolidated basis.
•	“total return” means the amount equal to the combination of ordinary income before incentive compensation, realized capital gains and losses and unrealized capital appreciation and depreciation of TCPC for the period, in each case determined on an accrual and consolidated basis.

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

Income incentive compensation = ((20% x ordinary income before incentive compensation) but not more than ((100% x (cumulative total return up to 10% – 8% total return limitation)) + (20% x cumulative total return above 10%))), less income incentive compensation previously paid

= ((20% x 13%) or, if less, ((100% x (10% – 8%) + (20% x (18% – 10%))) – 1%

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

(4)	5% of cumulative unrealized capital gains = 18% cumulative annual total return - 13% cumulative ordinary income before incentive compensation

Example 2: Capital Gains Portion of Incentive Compensation:

Alternative 1:

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”).
•	Year 2: Investment A sold for $50 million and fair market value, or FMV, of Investment B determined to be $32 million. Cumulative annual total return of 40%.
•	Year 3: FMV of Investment B determined to be $25 million. Cumulative annual total return of 15%.
•	Year 4: Investment B sold for $31 million. Cumulative annual total return of 10%.

The capital gains portion of the incentive compensation would be:

•	Year 1: None.
•	Year 2: Capital gains incentive compensation of $6 million ($6 million = $30 million realized capital gains on sale of Investment A multiplied by 20% and total return limitation satisfied).
•	Year 3: None; no realized capital gains.
•	Year 4: Capital gains incentive compensation of $0.2 million ($31 million cumulative realized capital gains multiplied by 20%, less $6 million of capital gains incentive compensation paid in year 2 and total return limitation satisfied).

Alternative 2

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”).
•	Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million. Cumulative annual total return of 15%.
•	Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million. Cumulative annual total return of 7%.
•	Year 4: FMV of Investment B determined to be $35 million. Cumulative annual total return of 20%.
•	Year 5: Investment B sold for $40 million. Cumulative annual total return of 20%.

The capital gains portion of the incentive compensation would be:

•	Year 1: None.
•	Year 2: Capital gains incentive compensation of $5 million; 20% multiplied by $25 million ($30 million realized capital gains on Investment A less $5 million unrealized capital depreciation on Investment B, and the total return limitation is satisfied).
•	Year 3: None as the total return limitation is not satisfied.
•	Year 4: Capital gains incentive compensation of $2 million ($35 million cumulative realized capital gains (including $5 million of realized capital gains from year 3 at a time when the total return limitation was not satisfied and no cumulative unrealized capital depreciation) multiplied by 20%, less $5 million capital gains incentive compensation paid in year 2, and the total return limitation is satisfied).
•	Year 5: Capital gains incentive compensation of $2 million ($45 million cumulative realized capital gains multiplied by 20%, less $7 million in capital gains incentive compensation paid in years 2 and 4, and the total return limitation is satisfied).

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

Board and shareholder approval of the investment management agreements

Our board of directors held an in-person meeting on May 4, 2016, in order to consider and reapprove our investment management agreements. In its consideration of the investment management agreement, the board of directors focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Advisor; (b) comparative data with respect to advisory fees or similar expenses paid by other business development companies with similar investment objectives; (c) our financial performance, operating expenses and expense ratio compared to business development companies with similar investment objectives; (d) any existing and potential sources of indirect income to the Advisor from its relationships with us and the profitability of those relationships; (e) information about the services performed and the personnel performing such services under the investment management agreements; (f) the organizational capability and financial condition of the Advisor and its affiliates; (g) the Advisor’s practices regarding the selection and compensation of brokers that execute our portfolio transactions and the brokers’ provision of brokerage and research services to our investment advisor; and (h) the possibility of obtaining similar services from other third party service providers or through an internally managed structure.

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

Leverage

Our leverage program is comprised of $116.0 million in available debt under a senior secured revolving credit facility issued by the Partnership (the “SVCP Revolver”), a $100.5 million term loan issued by the Partnership (the “Term Loan” and together with the SVCP Revolver, the “SVCP Facility”), $350.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding, (the “TCPC Funding Facility”) and $150.0 million in committed leverage from the SBA (the “SBA Program,” and, together with the SVCP Facility and the TCPC Funding Facility the “Leverage Program”). Prior to the repurchase and retirement of the remaining preferred interests on September 3, 2015, the Leverage Program also included amounts outstanding under a preferred equity facility issued by the Partnership (the “Preferred Interests”).

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

The SBIC is able to issue up to $150.0 million in debt under the SBA Program, subject to funded regulatory capital and other customary regulatory requirements. The Partnership has committed $75.0 million of regulatory capital to the SBIC, all of which had been funded at December 31, 2016. Debt issued under the SBA Program is non-recourse and may be prepaid at any time without penalty. The interest rate on such debt is fixed at the time of issuance at a market-driven spread over 10-year U.S. Treasury Notes.

The Leverage Program is subject to certain financial or other covenants. As of December 31, 2016, we were in full compliance with such covenants.

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

Although U.S. lawmakers passed legislation to raise the federal debt ceiling and Standard & Poor’s Ratings Services affirmed its ‘AA+' long-term sovereign credit rating on the United States and revised the outlook on the long-term rating from negative to stable in June of 2013, U.S. debt ceiling and budget deficit concerns together with signs of deteriorating sovereign debt conditions in Europe continue to present the possibility of a credit-rating downgrade, economic slowdowns, or a recession for the United States. The impact of any further downgrades to the U.S. government’s sovereign credit rating or downgraded sovereign credit ratings of European countries or the Russian Federation, or their perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. These developments, along with any further European sovereign debt issues, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve's holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. In December 2016, the Federal Reserve raised the target range for the federal funds rate, which was only the second such interest rate hike in nearly a decade. To the extent the Federal Reserve continues to raise rates, and without quantitative easing by the Federal Reserve, there is a risk that the debt markets may experience increased volatility and that the liquidity of certain of our investments may be reduced. These developments, along with the corresponding potential rise in interest rates and borrowing costs, the United States government's credit and deficit concerns and the European sovereign debt crisis, may negatively impact our ability to access the debt markets on favorable terms.

In November 2016, the U.S. held its federal election and elected Donald Trump as president. While campaigning, Mr. Trump made statements suggesting he may seek to adopt legislation that could significantly affect the regulation of United States financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Act, including the Volcker Rule and various swaps and derivatives regulations, the authority of the Federal Reserve and the Financial Stability Oversight Council, and renewed proposals to separate banks’ commercial and investment banking activities. Mr. Trump also suggested he may seek to adopt new tax legislation which may include limits on interest deductibility and other changes that may impact corporate credit demand or the profitability and cash flow of certain businesses. Mr. Trump also stated he would cause the United States to withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

Uncertainty regarding the United Kingdom Referendum Regarding Departure from the European Union could negatively impact our business, financial condition and earnings.

As a consequence of the United Kingdom’s vote to withdraw from the European Union, the government of the United Kingdom may give notice of its withdrawal from the European Union. There is still considerable uncertainty relating to the potential consequences and precise timeframe for the exit, how the negotiations for the terms of withdrawal and new trade agreements will be conducted, and whether the United Kingdom’s exit will increase the likelihood of other countries also departing the European Union. During this period of uncertainty, the negative impact on not only the United Kingdom and European economies, but the broader global economy, could be significant, potentially resulting in increased volatility and illiquidity and lower economic growth for companies that rely significantly on Europe for their business activities and revenues. Any further exits from the European Union, or the possibility of such exits, would likely cause additional market disruption globally and introduce new legal and regulatory uncertainties.

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

In addition, by limiting the circumstances in which borrowings may occur under the SVCP Facility and TCPC Funding Facility, the credit agreements related to such facilities (the “Credit Agreements”) in effect provide for various asset coverage, credit quality and diversification limitations on our investments. Such limitations may cause us to be unable to make or retain certain potentially attractive investments or to be forced to sell investments at an inappropriate time and consequently impair our profitability or increase losses or result in adverse tax consequences. As of February 27, 2017, we were in compliance with these covenants. However our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will continue to comply with the covenants in the Credit Agreements. Failure to comply with these covenants would result in a default under the Credit Agreements which, if we were unable to obtain a waiver from the respective lenders thereunder, could result in an acceleration of repayments under the Credit Agreements.

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

The SVCP Facility matures July 31, 2018, subject to extension by the lenders at our request. Advances under the SVCP Facility generally bear interest at LIBOR plus 2.50% per annum, subject to certain limitations. The TCPC Funding Facility matures on March 6, 2020, subject to an extension by the lender at our request. Advances under the TCPC Funding Facility generally bear interest based on LIBOR plus either 2.25% or 2.50% per annum, subject to certain limitations. We do not currently know whether we will renew, extend or replace the SVCP Facility and TCPC Funding Facility upon their maturities or whether we will be able to do so on terms that are as favorable as the SVCP Facility and TCPC Funding Facility. In addition, we will be required to liquidate assets to repay amounts due under the SVCP Facility and TCPC Funding Facility if we do not renew, extend or replace the SVCP Facility and TCPC Funding Facility prior to their respective maturities.

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

On April 22, 2014, the SBIC received an SBIC license from the SBA. The SBIC license allows the SBIC to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to the SBIC's assets over our common limited partner in the event we liquidate the SBIC or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC upon an event of default.

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

The SBA regulations currently limit the dollar amount of SBA-guaranteed debentures that can be issued by any one SBIC to $150.0 million or to a group of SBICs under common control to $350.0 million.

An SBIC may not borrow an amount in excess of two times (and in certain cases, up to three times) its regulatory capital. As of December 31, 2016, the SBIC had $61.0 million in SBA-guaranteed debentures outstanding. If we reach the maximum dollar amount of SBA-guaranteed debentures permitted, and if we require additional capital, our cost of capital may increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

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

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common limited partner interests assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation is based on our level of leverage at December 31, 2016, which represented borrowings equal to 24.3% of our total assets. On such date, we also had $1,387.2 million in total assets; $1,315.0 million in total investments; an average cost of funds of 3.27%; $336.5 million aggregate principal amount of debt outstanding; and $1,031.7 million of total net assets. In order to compute the “Corresponding Return to Common Limited Partner,” the “Assumed Return on Portfolio (Net of Expenses Other than Interest)” is multiplied by the total value of our investment portfolio at December 31, 2016 to obtain an assumed return to us. From this amount, interest expense multiplied the combined rate of interest of 3.27% by the $336.5 million of debt is subtracted to determine the return available to limited partners. The return available to limited partners is then divided by the total value of our net assets at December 31, 2016 to determine the “Corresponding Return to Common Limited Partner.” Actual interest payments may vary.

Assumed Return on Portfolio (Net of Expenses Other than Interest)	-10%	-5%	0%	5%	10%
Corresponding Return to the Common Limited Partner	-14%	-7%	-1%	5%	12%

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

The Advisor and its affiliates, employees and associates currently do and in the future may manage other funds and accounts, including for other funds and accounts in which certain holders of our common stock have investments, which we refer to as Other Advisor Accounts. Other Advisor Accounts invest in assets that are also eligible for purchase by us. Our investment policies, fee arrangements and other circumstances may vary from those of Other Advisor Accounts. Accordingly, conflicts may arise regarding the allocation of investments or opportunities among us and Other Advisor Accounts. In general, the Advisor and its affiliates will allocate investment opportunities pro rata among us and Other Advisor Accounts (assuming the investment satisfies the objectives of each) based on the amount of committed capital each then has available. The allocation of certain investment opportunities in private placements is subject to independent director approval pursuant to the terms of the co-investment exemptive order applicable to us and described below. In certain cases, investment opportunities may be made other than on a pro rata basis. For example, we may desire to retain an asset at the same time that one or more Other Advisor Accounts desire to sell it or we may not have additional capital to invest at a time Other Advisor Accounts do. When our investment allocations are made on a basis other than pro rata our investment performance may be less favorable when compared to the investment performance of Other Advisor Accounts with respect to those investments. The Advisor and its affiliates intend to allocate investment opportunities to us and Other Advisor Accounts in a manner that they believe in their judgment and based upon their fiduciary duties to be appropriate given the investment objectives, size of transaction, investable assets, alternative investments potentially available, prior allocations, liquidity, maturity, expected holding period, diversification, lender covenants and other limitations of ours and the Other Advisor Accounts. See “— Risks related to our operations as a BDC — While our ability to enter into transactions with our affiliates is restricted under the 1940 Act, we have received an exemptive order from the SEC permitting certain affiliated investments subject to certain conditions. As a result, the Advisor may face conflicts of interests and investments made pursuant to the exemptive order conditions could in certain circumstances adversely affect the price paid or received by us or the availability or size of the position purchased or sold by us.”

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

Investment in lower grade investments involves a substantial risk of loss. Lower grade securities or comparable unrated securities are considered predominantly speculative with respect to the issuer’s ability to pay interest and principal and are susceptible to default or decline in market value due to adverse economic and business developments. The market values for lower grade debt tend to be very volatile and are less liquid than investment grade securities. For these reasons, your investment in our company is subject to the following specific risks:

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

As a BDC, we are prohibited from acquiring any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. As of December 31, 2016, approximately $224.0 million, or approximately 16.4%, of our adjusted total assets were not “qualifying assets.” If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from investing in additional non-qualifying assets, which could have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to come into compliance with the 1940 Act. If we need to dispose of these investments quickly, it may be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if a buyer is found, we may have to sell the investments at a substantial loss.

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

These events, in turn, could have a material adverse effect on our operating results and our ability to pay dividends to holders of our limited partnership interests.

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

We and the Advisor are not currently subject to any material pending or threatened legal proceedings against us. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not applicable

Item 6.	Selected Financial Data

The selected financial and other data below reflects the historical operations of the Partnership.

The selected financial data below for the years ended December 31, 2016, 2015, 2014, 2013, and 2012 have been derived from the consolidated financial statements that were audited by our independent registered public accounting firm. The following selected financial data should be read in conjunction with our financial statements and related notes thereto.

	Fiscal Year Ended December 31,
	2016	2015	2014	2013	2012
Performance Data:
Interest income	$145,018,414	$142,012,553	$100,923,265	$66,979,064	$49,243,332
Dividend income	—	—	1,968,748	—	1811189
Lease income	1,571,280	1,352,797	1,334,330	1,121,614	823,030
Other income	1,591,071	3,349,659	2,355,105	1,508,368	315,208
Total investment income	148,180,765	146,715,009	106,581,448	69,609,046	52,192,759
Interest and other debt expenses	15,722,855	12,125,830	6,197,090	2,339,447	857,757
Management and advisory fees	18,881,786	18,593,660	13,646,064	8,820,229	6,907,650
Other expenses	6,622,249	4,650,398	3,589,196	2,109,147	1,954,219
Total expenses	41,226,890	35,369,888	23,432,350	13,268,823	9,719,626
Net investment income	106,953,875	111,345,121	83,149,098	56,340,223	42,473,133
Net realized and unrealized gains (losses)	114,502	(22,405,111)	(27,304,578)	9,071,361	(12,784,251)
Gain on repurchase of Series A preferred interests	—	1,675,000	—	—	—
Dividends to preferred interest holders	—	(754,140)	(1,438,172)	(1,494,552)	(1,602,799)
Net increase in net assets applicable to common limited and general partners resulting from operations	$107,068,377	$89,860,870	$54,406,348	$63,917,032	$28,086,083
Assets and Liabilities Data:
Investments	$1,314,969,870	$1,182,919,725	$1,146,535,886	$766,262,959	$517,683,087
Other assets	72,257,125	55,909,313	54,716,020	37,035,750	31,538,409
Total assets	1,387,226,995	1,238,829,038	1,201,251,906	803,298,709	549,221,496
Debt, net of unamortized issuance costs	333,787,426	394,467,407	221,620,714	95,000,000	74,000,000
Other liabilities	21,729,932	16,906,030	11,317,312	21,530,832	23,485,637
Total liabilities	355,517,358	411,373,437	232,938,026	116,530,832	97,485,637

Preferred limited partnership interest	—	—	134,497,790	134,504,252	134,526,285
Net assets	$1,031,709,637	$827,455,601	$833,816,090	$552,263,625	$317,209,574
Investment Activity Data:
No. of portfolio companies at period end	90	88	84	67	54
Acquisitions	$587,219,129	$500,928,009	$669,515,626	$471,087,319	$359,020,926
Sales, repayments, and other disposals	$473,457,512	$456,059,137	$266,008,974	$235,641,665	$211,216,033
Weighted-Average Yield at end of period	10.9%	11.0%	10.9%	10.9%	11.3%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The Partnership is a Delaware limited partnership formed on July 31, 2006 and is an externally managed, closed-end, non-diversified management investment company. On April 2, 2012, we elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Partnership’s investment objective is to seek to achieve high total returns through current income and capital appreciation, with an emphasis on principal protection. The Partnership invests primarily in the debt of middle-market companies and small businesses, including senior secured loans, junior loans, mezzanine debt and bonds, either directly or in one of its wholly-owned subsidiaries, TCPC Funding I, LLC (“TCPC Funding”) and

TCPC SBIC, LP (the “SBIC”). Such investments may include an equity component, and, to a lesser extent, the Partnership may make equity investments directly. TCP Capital Corp. (“TCPC”) owns 100% of the common limited partner interests of the Partnership. TCPC has also elected to be treated as a BDC under the 1940 Act. The General Partner of the Partnership is Series H of SVOF/MM, LLC (“SVOF/MM”), which also serves as the administrator (the “Administrator”) of TCPC and the Partnership. The managing member of SVOF/MM is Tennenbaum Capital Partners, LLC (the “Advisor”), which serves as the investment manager to both TCPC and the Partnership. The equity interests in the General Partner are owned directly by the Advisor. The Partnership has elected to be treated as a partnership for U.S. federal income tax purposes.

The SBIC was organized as a Delaware limited partnership in June 2013. On April 22, 2014, the SBIC received a license from the United States Small Business Administration (the “SBA”) to operate as a small business investment company under the provisions of Section 301(c) of the Small Business Investment Act of 1958.

Our leverage program is comprised of $116.0 million in available debt under a senior secured revolving credit facility issued by the Partnership (the “SVCP Revolver”), a $100.5 million term loan issued by the Partnership (the “Term Loan” and together with the SVCP Revolver, the “SVCP Facility”), $350.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding (the “TCPC Funding Facility”) and $150.0 million in committed leverage from the SBA (the “SBA Program” and, together with the SVCP Facility and the TCPC Funding Facility the “Leverage Program”). Prior to the repurchase and retirement of the remaining preferred interests on September 3, 2015, the Leverage Program also included amounts outstanding under a preferred equity facility issued by the Partnership (the “Preferred Interests”).

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of December 31, 2016, 83.6% of our total assets were invested in qualifying assets.

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

Expenses

Our primary operating expenses include the payment of a base management fee and, depending on our operating results, incentive compensation, expenses reimbursable under the management agreement, administration fees and the allocable portion of overhead under the administration agreement. The base management fee and incentive compensation remunerates the Advisor for work in identifying, evaluating, negotiating, closing and monitoring our investments. Our administration agreement with Series H of SVOF/MM, LLC (the “Administrator”) provides that the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to us under the administration agreement, as well as any costs and expenses incurred by the Administrator or its affiliates relating to any non-investment advisory, administrative or operating services provided by the Administrator or its affiliates to us. We also bear all other costs and expenses of our operations and transactions, which may include those relating to:

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

As of December 31, 2016, none of our investments were categorized as Level 1, 8.4% were categorized as Level 2, 91.5% were Level 3 investments valued based on valuations by independent third party sources, and 0.1% were Level 3 investments valued based on valuations by the Advisor.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the financial statements.

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

Portfolio and investment activity

During the year ended December 31, 2016, we invested approximately $587.2 million, comprised of new investments in 28 new and 19 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 95.6% were in senior secured debt comprised of senior loans ($506.1 million, or 86.2% of total acquisitions) and senior secured notes ($55.0 million, or 9.4% of total acquisitions). The remaining $26.1 million (4.4% of total acquisitions) were comprised of $23.5 million in equity interests in two portfolios of debt and lease assets, as well as $2.6 million in two warrant positions and two preferred stock positions received in connection with debt investments. Additionally, we received approximately $473.5 million in proceeds from sales or repayments of investments during the year ended December 31, 2016.

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

At December 31, 2016, our investment portfolio of $1,315.0 million (at fair value) consisted of 90 portfolio companies and was invested 95.0% in debt investments, substantially all of which was in senior secured debt. In aggregate, our investment portfolio was invested 83.7% in senior secured loans, 11.3% in senior secured notes and 5.0% in equity investments. Our average portfolio company investment at fair value was approximately $14.6 million. Our largest portfolio company investment by value was approximately $46.2 million and our five largest portfolio company investments by value comprised approximately 14.1% of our portfolio at December 31, 2016.

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

The industry composition of our portfolio at fair value at December 31, 2016 was as follows:

Industry	Percent of Total Investments
Software Publishing	16.5%
Nondepository Credit Intermediation	9.3%
Computer Systems Design and Related Services	6.3%
Other Information Services	5.7%
Business Support Services	4.3%
Retail	4.0%
Wired Telecommunications Carriers	3.1%
Air Transportation	3.0%
Chemicals	2.9%
Equipment Leasing	2.9%
Insurance	2.7%
Scientific Research and Development Services	2.7%
Financial Investment Activities	2.4%
Textile Furnishings Mills	2.3%
Utility System Construction	2.0%
Activities Related to Credit Intermediation	1.9%
Other Manufacturing	1.9%
Hospitals	1.8%
Management, Scientific, and Technical Consulting Services	1.8%
Amusement and Recreation	1.7%
Apparel Manufacturing	1.7%
Communications Equipment Manufacturing	1.6%
Other Publishing	1.6%
Radio and Television Broadcasting	1.6%
Wholesalers	1.6%
Lessors of Nonfinancial Licenses	1.5%
Electronic Component Manufacturing	1.3%
Restaurants	1.3%
Advertising and Public Relations Services	1.1%
Building Equipment Contractors	1.1%
Activities Related to Real Estate	1.0%
Other	5.4%
Total	100.0%

The weighted average effective yield of the debt securities in our portfolio was 10.92% at December 31, 2016 and 10.95% at December 31, 2015. At December 31, 2016, 80.5% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 19.5% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that bore interest based on an interest rate floor was 77.0% at December 31, 2016. At December 31, 2015, 80.4% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 19.6% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that bore interest based on an interest rate floor was 77.9% at December 31, 2015.

Results of operations

Investment income

Investment income totaled $148.2 million, $146.7 million and $106.6 million, respectively, for the years ended December 31, 2016, 2015 and 2014, of which $145.0 million, $142.0 million and $100.9 million were attributable to interest and fees on our debt investments, $0.0 million, $0.0 million and $2.0 million to dividends from equity securities, $1.6 million, $1.4 million and $1.3 million to lease income and $1.6 million, $3.3 million and $2.4 million to other income, respectively. Other income is primarily comprised of fee income earned in respect of amendments to various debt investments. Included in interest and fees on our debt investments were $10.6 million, $12.5 million and $3.1 million of non-recurring income related to prepayments for the years ended December 31, 2016, 2015 and 2014, respectively. The increase in investment income in the year ended December 31, 2016 compared to the year ended December 31, 2015 reflects an increase in interest income due to the larger portfolio size and an increase in lease income in the year ended December 31, 2016 compared to the year ended December 31, 2015, partially offset by a decrease in other income. The increase in investment income in the year ended December 31, 2015 compared to the year ended December 31, 2014 reflects an increase in interest income due to the larger investment portfolio during the year ended December 31, 2015 compared to the year ended December 31, 2014 and an increase in other income primarily due to higher amendment, restructuring and commitment fees received during the year ended December 31, 2015, partially offset by a decrease in dividend income.

Expenses

Total operating expenses for the years ended December 31, 2016, 2015 and 2014 were $41.2 million, $35.4 million and $23.4 million, respectively, comprised of $18.9 million, $18.6 million and $13.6 million in base management fees, $15.7 million, $12.1 million and $6.2 million in interest expense and related fees, $1.8 million, $1.2 million $0.9 million in legal and professional fees, $1.7 million, $1.6 million and $1.4 million in administrative expenses, and $3.1 million, $1.9 million and $1.2 million in other expenses, respectively. The increase in expenses in the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily reflects the increase in interest expense due to the conversion of the Preferred Interests to term debt and the increase in LIBOR rates, as well as $1.3 million in non-recurring legal costs incurred in 2016. The increase in expenses in the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily reflects the increase in management fees due to the larger portfolio and the increase in interest and other debt expenses related to the increase in available and outstanding debt.

Net investment income

Net investment income was $107.0 million, $111.3 million and $83.1 million, respectively, for the years ended December 31, 2016, 2015 and 2014. The decrease in net investment income in the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily reflects the increase in expenses, partially offset by the increase in investment income in the year ended December 31, 2016. The increase in net investment income in the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily reflects the increased interest income in the year ended December 31, 2015, partially offset by the increase in expenses.

Net realized and unrealized gain or loss

Net realized losses for the years ended December 31, 2016, 2015 and 2014 were $15.0 million, $17.7 million and $21.1 million, respectively. Net realized losses during the year ended December 31, 2016 were comprised primarily of a $12.6 million realization on the restructuring of our loan to CORE Entertainment, Inc. and a $3.0 million loss due to the taxable reorganization of our investment in Boomerang Tube, LLC. Substantially all of the loss on CORE Entertainment, Inc. had been recognized on an unrealized basis in prior years.

Net realized losses during the year ended December 31, 2015 were comprised primarily of $10.6 million in losses due the restructure of our loan to Edmentum, in which we received debt and equity in a de-levered company, and a $12.4 million loss on our loan to Marsico Capital Management which was part of our pre-IPO legacy distressed debt strategy and generated substantial cash interest income. These losses were partially offset by a $5.9 million gain on the partial disposition of our investment in NEXTracker.

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

For the years ended December 31, 2016, 2015 and 2014, the change in net unrealized appreciation/depreciation was $15.1 million, $(4.7) million and $(6.2) million, respectively. The change in net unrealized appreciation for the year ended December 31, 2016 was comprised primarily of realization of the previously recognized unrealized losses on CORE Entertainment, Inc., plus a $5.9 million gain on Securus Technologies, Inc. and a $4.7 million gain on Soasta, Inc. These gains were partially offset by a $(5.1) million unrealized loss on Iracore.

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

Gain on repurchase of Series A preferred interests

Gains on the repurchase of Series A preferred interests for the years ended December 31, 2016, 2015 and 2014 were $0.0 million, $1.7 million and $0.0 million, respectively. The gain on repurchase of Series A preferred interests during the year ended December 31, 2015 was due to the repurchase of 1,675 Preferred Interests on June 30, 2015 at a price of $31.8 million.

Dividends to preferred limited partners

Dividends on the Preferred Interests for the years ended December 31, 2016, 2015 and 2014 were $0.0 million, $0.8 million and $1.4 million, respectively. The decrease in dividends on Preferred Interests during the year ended December 31, 2016 compared to the year ended December 31, 2015 was due to the repurchase and retirement of all remaining Preferred Interests during 2015. The decrease in dividends on Preferred Interests for the year ended December 31, 2015 compared to the year ended December 31, 2014 was due to the repurchase of the 1,675 Preferred Interests on June 30, 2015 and the repurchase and retirement of all remaining Preferred Interests on September 3, 2015.

Net increase in net assets allocable to common limited and general partners resulting from operations

The net increase in net assets resulting from operations was $107.1 million, $89.9 million and $54.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. The higher net increase in net assets applicable to common limited and general partners resulting from operations during the year ended December 31, 2016 is primarily due to the net realized and unrealized gains during the year ended December 31, 2016 compared to the net realized and unrealized losses during the year ended December 31, 2015. The higher net increase in net assets resulting from operations during the year ended December 31, 2015 compared to the year ended December 31, 2014 is primarily due to the higher net investment income and the smaller net realized and unrealized loss during the year ended December 31, 2015 compared to the year ended December 31, 2014.

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

Total leverage outstanding and available under the combined Leverage Program at December 31, 2016 were as follows:

	Maturity	Rate		Carrying Value	Available	Total Capacity
SVCP Facility
SVCP Revolver	2018	L+2.50	%*	$—	$116,000,000	$116,000,000
Term Loan	2018	L+2.50	%*	100,500,000	—	100,500,000
TCPC Funding Facility	2020	L+2.50	%†	175,000,000	175,000,000	350,000,000
SBA Debentures	2024-2026	2.58	%‡	61,000,000	89,000,000	150,000,000
Total leverage				336,500,000	$380,000,000	$716,500,000
Unamortized issuance costs				(2,712,574)
Debt, net of unamortized issuance costs				$333,787,426
*	Based on either LIBOR or the lender’s cost of funds, subject to certain limitations
†	Or L+2.25% subject to certain funding requirements
‡	Weighted-average interest rate, excluding fees of 0.36%

On July 13, 2015, we obtained exemptive relief from the SEC to permit us to exclude debt outstanding under the SBA Program from our 200% asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the 200% asset coverage test by permitting the SBIC to borrow up to $150.0 million more than it would otherwise be able to absent the receipt of this exemptive relief.

Net cash used in operating activities during the year ended December 31, 2016 was $17.8 million. Our primary use of cash in operating activities during this period consisted of the settlement of acquisitions of investments (net of dispositions) of $107.4 million, partially offset by net investment income less incentive allocation (net of non-cash income and expenses) of approximately $89.6 million.

Net cash provided by financing activities was $35.7 million during the year ended December 31, 2016, consisting primarily of $200.8 million of contributions from the common limited partner offset by $84.6 million in distributions to TCPC, $59.8 million of net borrowings, $19.5 million in distributions of incentive compensation to the General Partner, and payment of $1.2 million in debt issuance costs.

At December 31, 2016, we had $53.6 million in cash and cash equivalents.

The SVCP Facility and the TCPC Funding Facility are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 200% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the SVCP Facility and the TCPC Funding Facility, and may therefore impact our ability to borrow under the SVCP Facility and the TCPC Funding Facility. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At December 31, 2016, we were in compliance with all financial and operational covenants required by the Leverage Program.

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

Distributions

Distribution to the common limited partner

Our quarterly distributions to our common limited partner are recorded on the record date. Distributions are declared considering our estimate of annual taxable income available for distribution and the amount of taxable income carried over from the prior year for distribution in the current year. We do not have a policy to pay distributions at a specific level and expect to continue to distribute substantially all of our taxable income. We cannot assure the common limited partner that it will receive any distributions or distributions at a particular level.

The following table summarizes our distributions to our common limited partner for the years ended December 31, 2016 and 2015:

Date Declared	Total Amount
February 24, 2016	$20,893,214
May 10, 2016	21,972,039
August 9, 2016	19,662,034
November 8, 2016	22,106,959
Total for year ended December 31, 2016	$84,634,246
March 10, 2015	$17,605,485
May 7, 2015	21,506,970
August 6, 2015	18,486,722
November 5, 2015	20,973,855
Total for year ended December 31, 2015	$78,573,032

Distributions to the General Partner

TCPC’s performance during the years ended December 31, 2016 and 2015 exceeded the total return threshold; accordingly, incentive compensation of $19.1 million and $1.9 million for the years ended December 31, 2016 and 2015, respectively, was distributable to the General Partner.

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	Each of the Partnership, TCPC, TCPC Funding and the SBIC has entered into an investment management agreement with the Advisor.
•	The Administrator provides us with administrative services necessary to conduct our day-to-day operations. For providing these services, facilities and personnel, the Administrator may be reimbursed by us for expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our officers and the Administrator’s administrative staff and providing, at our request and on our behalf, significant managerial assistance to our portfolio companies to which we are required to provide such assistance.
•	Pursuant to its limited partnership agreement, the general partner of the Partnership is Series H of SVOF/MM, LLC. SVOF/MM, LLC is an affiliate of the Advisor and certain other series and classes of SVOF/MM, LLC serve as the general partner or managing member of certain other funds managed by the Advisor.

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

Recent Developments

From January 1, 2017 through February 24, 2017, we invested approximately $90.8 million primarily in five senior secured loans, as well as investments in two portfolios of debt and lease assets, with a combined effective yield of approximately 10.2%.

On February 28, 2017, TCPC’s board of directors declared a first quarter regular dividend of $0.36 per share payable on March 31, 2017 to stockholders of record as of the close of business on March 17, 2017.

Item 7A:	Quantitative and qualitative disclosure about market risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2016, 80.5% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2016, the percentage of floating rate debt investments in our portfolio that bore interest based on an interest rate floor was 77.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our December 31, 2016 balance sheet, the following table shows the annual impact on net income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest income	Interest Expense	Net Income
Up 300 basis points	$32,720,925	$(10,095,000)	$22,625,925
Up 200 basis points	21,938,241	(6,730,000)	15,208,241
Up 100 basis points	11,158,015	(3,365,000)	7,793,015
Down 100 basis points	(2,488,377)	3,288,615	800,237
Down 200 basis points	(2,488,377)	3,288,615	800,237
Down 300 basis points	(2,488,377)	3,288,615	800,237

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners and Board of Directors of
Special Value Continuation Partners, LP
Los Angeles, California

We have audited the accompanying consolidated statements of assets and liabilities of Special Value Continuation Partners, LP (the “Partnership”), including the consolidated schedule of investments, as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2016. Our audit also included the 2016 and 2015 financial statement schedules listed in the Index at Item 15(a). These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Special Value Continuation Partners, LP as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the two years ended in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Special Value Continuation Partners, LP

We have audited the accompanying consolidated statements of operations, changes in net assets and cash flows of Special Value Continuation Partners, LP (a Delaware Limited Liability Partnership) (the Partnership) for the year ended December 31, 2014. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements of Special Value Continuation Partners, LP referred to above present fairly, in all material respects, the consolidated results of its operations, changes in its net assets and its cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Los Angeles, California
March 9, 2015

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Statements of Assets and Liabilities

	December 31, 2016	December 31, 2015
Assets
Investments, at fair value:
Companies less than 5% owned (cost of $1,174,421,611 and $1,123,682,687, respectively)	$1,175,097,468	$1,099,208,475
Companies 5% to 25% owned (cost of $75,508,585 and $68,862,518, respectively)	69,355,808	69,008,931
Companies more than 25% owned (cost of $96,135,623 and $39,162,221, respectively)	70,516,594	14,702,319
Total investments (cost of $1,346,065,819 and $1,231,707,426, respectively)	1,314,969,870	1,182,919,725

Cash and cash equivalents	53,579,868	35,629,435
Accrued interest income:
Companies less than 5% owned	12,713,025	8,842,528
Companies 5% to 25% owned	953,561	741,306
Companies more than 25% owned	25,608	29,230
Deferred debt issuance costs	3,828,784	5,390,241
Unrealized appreciation on swaps	—	3,229,442
Options (cost of $51,750 at December 31, 2015)	—	—
Prepaid expenses and other assets	1,156,279	2,047,131
Total assets	1,387,226,995	1,238,829,038
Liabilities
Debt, net of unamortized issuance costs	333,787,426	394,467,407
Payable for investments purchased	12,348,925	6,425,414
Interest payable	2,715,380	2,663,341
Incentive allocation payable	4,716,834	5,207,606
Payable to the Advisor	325,790	260,760
Accrued expenses and other liabilities	1,623,003	2,348,909
Total liabilities	355,517,358	411,373,437

Commitments and contingencies (Note 5)

Net assets applicable to common limited and general partners	$1,031,709,637	$827,455,601

Composition of net assets applicable to common limited and general partners
Paid-in capital in excess of par	$1,180,024,317	$981,033,295
Accumulated net investment income	17,764,674	25,141,636
Accumulated net realized losses	(134,962,632)	(132,485,958)
Accumulated net unrealized depreciation	(31,116,722)	(46,233,372)
Net assets applicable to common limited and general partners	$1,031,709,637	$827,455,601

See accompanying notes to the consolidated financial statements.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments

December 31, 2016

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Activities Related to Credit Intermediation
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Term Loan	LIBOR (Q)	1.00%	6.75%	7.75%	12/20/2021	$14,769,821	$14,623,499	$14,622,123	1.07%
Pegasus Business Intelligence, LP (Onyx Centersource)	Revolver	LIBOR (Q)	1.00%	6.75%	N/A	12/20/2021	$—	(6,669)	(6,713)	—	J
iPayment, Inc.	First Lien Term Loan B2	LIBOR (Q)	1.50%	5.25%	6.75%	5/8/2017	$11,289,051	11,134,310	10,893,934	0.80%
								25,751,140	25,509,344	1.87%
Activities Related to Real Estate
Associations, Inc.	First Lien FILO Term Loan	LIBOR (Q)	1.00%	8.96%	9.96%	12/23/2019	$12,891,845	12,773,127	12,898,291	0.94%

Advertising and Public Relations Services
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 1 Term Loan (1.25% Exit Fee)	LIBOR (M)	0.33%	10.17%	10.98%	9/1/2018	$15,000,000	14,772,946	14,704,508	1.07%	H/K
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 2 Term Loan	LIBOR (M)	0.33%	10.17%	N/A	9/1/2018	$—	—	—	—	H
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 3 Term Loan	LIBOR (M)	0.33%	10.17%	N/A	9/1/2018	$—	—	—	—	H
								14,772,946	14,704,508	1.07%
Air Transportation
Mesa Air Group, Inc.	Acquisition Loan	LIBOR (M)	—	7.25%	8.00%	7/15/2022	$14,042,971	13,839,296	14,323,830	1.05%
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan A	LIBOR (M)	—	7.25%	8.00%	12/14/2021	$16,546,652	16,259,013	16,257,105	1.19%
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan B	LIBOR (M)	—	7.25%	N/A	2/28/2022	$—	—	—	—
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan C	LIBOR (M)	—	7.25%	N/A	12/31/2022	$—	—	—	—
								30,098,309	30,580,935	2.24%
Amusement and Recreation
AP Gaming I, LLC	First Lien Revolver	LIBOR (M)	—	8.25%	N/A	12/20/2018	$—	(1,655,756)	(937,500)	(0.07%)	J
VSS-Southern Holdings, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	6.5% Cash + 2% PIK	9.50%	11/3/2020	$24,220,291	23,755,180	23,735,885	1.73%
VSS-Southern Holdings, LLC	Sr Secured Revolver	LIBOR (Q)	1.00%	6.5% Cash + 2% PIK	N/A	11/3/2020	$—	(16,444)	(17,123)	—	J
								22,082,980	22,781,262	1.66%
Apparel Manufacturing
Broder Bros., Co.	First Lien Term Loan (First Out)	LIBOR (Q)	1.25%	5.75%	7.00%	6/3/2021	$9,700,000	9,541,402	9,700,000	0.71%
Broder Bros., Co.	First Lien Term Loan B (Last Out)	LIBOR (Q)	1.25%	12.25%	13.50%	6/3/2021	$9,800,000	9,646,339	9,800,000	0.72%
JH Apparel Holdings, LLC	First Lien FILO Term Loan	LIBOR (M)	1.00%	9.60%	10.60%	4/8/2019	$2,714,632	2,705,143	2,741,779	0.20%
								21,892,884	22,241,779	1.63%
Building Equipment Contractors
Hylan Datacom & Electrical, LLC	First Lien Delayed Draw Term Loan	LIBOR (Q)	1.00%	7.50%	8.50%	7/25/2021	$—	—	—	—
Hylan Datacom & Electrical, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	7.50%	8.50%	7/25/2021	$14,295,589	14,092,734	14,188,374	1.04%
								14,092,734	14,188,374	1.04%
Business Support Services
Enerwise Global Technologies, Inc.	Sr Secured Revolving Loan	LIBOR (Q)	0.23%	8.52%	N/A	11/30/2018	$—	(17,798)	70,000	0.01%	J
Enerwise Global Technologies, Inc.	Sr Secured Term Loan (1.0% Exit Fee)	LIBOR (Q)	0.23%	9.27%	10.12%	11/30/2019	$23,937,500	23,867,666	24,356,406	1.78%	K
STG-Fairway Acquisitions, Inc. (First Advantage)	Second Lien Term Loan	LIBOR (Q)	1.00%	9.25%	10.25%	6/30/2023	$31,000,000	30,588,757	30,336,600	2.22%
								54,438,625	54,763,006	4.01%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2016

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Chemicals
Anuvia Plant Nutrients Holdings, LLC	Sr Secured Term Loan (8.0% Exit Fee)	LIBOR (Q)	—	10.63%	11.63%	2/1/2018	$7,563,676	$7,995,360	$8,250,457	0.60%	K
Green Biologics, Inc.	Sr Secured Delayed Draw Term Loan (12.4% Exit Fee)	Prime Rate	—	7.75%	11.50%	6/30/2019	$15,000,000	15,468,439	14,905,500	1.09%	K
iGM RFE1 B.V. (Netherlands)	Term Loan	LIBOR (Q)	—	8.00%	9.00%	10/12/2021	$253,581	245,565	251,684	0.02%	H
iGM RFE1 B.V. (Netherlands)	First Lien Term Loan	LIBOR (Q)	—	8.00%	9.00%	10/12/2021	$3,864,583	3,836,083	3,835,599	0.28%	H
Nanosys, Inc.	First Lien Delayed Draw Term Loan (3.5% Exit Fees)	LIBOR (Q)	—	9.81%	10.75%	4/1/2019	$10,000,000	9,526,456	9,712,000	0.71%	K
								37,071,903	36,955,240	2.70%
Communications Equipment Manufacturing
Globecomm Systems, Inc.	First Lien Term Loan	LIBOR (Q)	1.25%	7.63%	8.88%	12/11/2018	$14,480,001	14,335,200	14,480,002	1.06%	B
Triangle Acquisition Co. (Polycom)	First Lien Term Loan	LIBOR (Q)	1.00%	6.50%	7.50%	9/27/2023	$4,835,417	4,646,389	4,877,727	0.36%
								18,981,589	19,357,729	1.42%
Computer Systems Design and Related Services
Aptos Inc. (Canada)	First Lien Term Loan	LIBOR (Q)	1.00%	6.75%	7.75%	9/1/2022	$9,975,000	9,784,353	9,875,250	0.72%	H
Dealersocket, Inc.	Senior Secured 1st Lien Term Loan	LIBOR (M)	1.00%	10.00%	11.00%	2/10/2021	$17,500,000	16,884,459	17,291,750	1.26%
MSC Software Corporation	Second Lien Term Loan	LIBOR (M)	1.00%	7.50%	8.50%	5/29/2021	$6,993,035	6,953,617	7,001,777	0.51%
Marketo, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	9.50%	10.50%	8/16/2021	$23,295,455	22,630,922	22,887,784	1.67%
Marketo, Inc.	Senior Secured Revolver	LIBOR (Q)	1.00%	9.50%	10.50%	8/16/2021	$—	(47,341)	21,307	—	J
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan B	LIBOR (Q)	—	8.00%	8.90%	9/3/2018	$2,314,000	2,314,000	2,314,000	0.17%	H
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan	LIBOR (Q)	—	8.00%	8.90%	9/3/2018	$10,320,000	10,268,787	10,320,000	0.75%	H
OnX USA, LLC	First Lien Term Loan B	LIBOR (Q)	—	8.00%	8.90%	9/3/2018	$3,738,000	3,738,000	3,738,000	0.27%
OnX USA, LLC	First Lien Term Loan	LIBOR (Q)	—	8.00%	8.90%	9/3/2018	$3,160,000	3,151,013	3,160,000	0.23%
Waterfall International, Inc.	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	LIBOR (Q)	—	11.67%	12.48%	9/1/2018	$4,800,000	4,827,231	4,970,640	0.36%	K
								80,505,041	81,580,508	5.94%
Data Processing and Hosting Services
IO Data Centers, USA, LLC	First Lien Term Loan	Fixed	—	9.00%	9.00%	1/15/2020	$6,876,756	6,876,756	6,876,756	0.50%

Electric Power Generation, Transmission and Distribution
Holocene Renewable Energy Fund 3, LLC (Conergy)	First Lien Term Loan	Fixed	—	9% Cash + 1% PIK	10.00%	9/10/2017	$7,518,173	7,491,471	7,442,991	0.54%

Electronic Component Manufacturing
Soraa, Inc.	Tranche A Term Loan (3.0% Exit Fee)	LIBOR (Q)	0.44%	9.33%	10.15%	3/1/2018	$15,666,296	15,483,478	15,471,251	1.13%	K
Soraa, Inc.	Tranche B Term Loan	LIBOR (Q)	0.44%	9.33%	10.15%	9/1/2017	$1,603,779	1,556,152	1,563,204	0.11%
								17,039,630	17,034,455	1.24%
Equipment Leasing
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	—	12.00%	12.00%	11/1/2020	$29,203,304	29,203,304	29,203,304	2.13%	E/F
Essex Ocean, LLC (Solexel)	Sr Secured Term Loan	Fixed	—	8.00%	8.00%	8/15/2018	$1,685,289	1,685,289	1,718,994	0.13%
								30,888,593	30,922,298	2.26%
Facilities Support Services
NANA Development Corp.	First Lien Term Loan B	LIBOR (M)	1.25%	6.75%	8.00%	3/15/2018	$879,513	834,963	853,128	0.06%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2016

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Financial Investment Activities
Magnolia Finance V plc (Cayman Islands)	Asset-Backed Credit Linked Notes	Fixed	—	13.13%	13.13%	8/2/2021	$15,000,000	$15,000,000	$14,994,000	1.10%	E/H

Grocery Stores
Bashas, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.50%	8.80%	10.30%	10/8/2019	$9,333,235	9,297,529	9,426,567	0.69%

Hospitals
KPC Healthcare, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	9.25%	10.51%	8/28/2020	$12,071,083	11,857,665	12,375,878	0.90%
Pacific Coast Holdings Investment, LLC	Senior Secured 1st Lien Delayed Draw Term Loan	LIBOR (M)	2.00%	9.70%	11.70%	10/23/2019	$10,828,233	10,806,929	10,828,233	0.79%
								22,664,594	23,204,111	1.69%
Insurance
Alera Group Intermediate Holdings, Inc.	Term Loan	Prime	—	4.50%	8.25%	12/30/2022	$—	(8,333)	—	—	J
Alera Group Intermediate Holdings, Inc.	First Lien Revolver	Prime	—	4.50%	8.25%	12/30/2021	$—	(7,595)	—	—	J
Alera Group Intermediate Holdings, Inc.	First Lien Term Loan	Prime	—	4.50%	8.25%	12/30/2022	$3,407,121	3,373,050	3,373,050	0.25%
Association Member Benefits Advisors, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	8.75%	9.75%	6/8/2023	$8,277,983	8,112,882	8,112,423	0.59%
JSS Holdings, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	6.50%	7.50%	8/31/2021	$3,750,000	3,689,740	3,731,250	0.27%
US Apple Holdco, LLC (Ventiv Technology)	First Lien Term Loan	LIBOR (Q)	0.50%	13.62%	14.49%	8/29/2019	$20,015,152	19,533,393	20,015,152	1.46%
								34,693,137	35,231,875	2.57%
Lessors of Nonfinancial Licenses
ABG Intermediate Holdings 2, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	5/27/2022	$16,573,588	16,434,441	16,739,324	1.22%
ABG Intermediate Holdings 2, LLC	Second Lien Incremental Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	5/27/2022	$3,426,412	3,396,918	3,460,676	0.25%
								19,831,359	20,200,000	1.47%
Management, Scientific, and Technical Consulting Services
Dodge Data & Analytics, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.75%	9.75%	10/31/2019	$23,995,511	23,613,049	23,699,166	1.73%

Motion Picture and Video Industries
NEG Holdings, LLC (CORE Entertainment)	First Lien Term Loan	LIBOR (Q)	1.00%	8.0% PIK	9.00%	10/17/2022	$1,445,592	1,445,592	1,387,712	0.10%

Nondepository Credit Intermediation
Auto Trakk SPV, LLC	First Lien Delayed Draw Term Loan	LIBOR (M)	0.50%	9.50%	10.24%	12/21/2021	$32,392,942	31,888,166	31,939,467	2.33%
Caliber Home Loans, Inc.	First Lien Delayed Draw Term Loan	LIBOR (M)	1.00%	6.50%	7.50%	6/30/2020	$13,333,333	13,136,017	13,133,333	0.96%
Caribbean Financial Group (Cayman Islands)	Sr Secured Notes	Fixed	—	11.50%	11.50%	11/15/2019	$28,678,000	28,568,148	29,108,170	2.13%	E/G/H
Daymark Financial Acceptance, LLC	First Lien Delayed Draw Term Loan	LIBOR (M)	—	9.50%	10.27%	1/12/2020	$17,500,000	17,300,337	16,992,500	1.24%
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.00%	3/26/2021	$16,062,731	15,912,928	16,207,296	1.18%
Trade Finance Funding I, Ltd. (Cayman Islands)	Secured Class B Notes	Fixed	—	10.75%	10.75%	11/13/2018	$15,084,000	15,084,000	14,857,740	1.09%	E/H
								121,889,596	122,238,506	8.93%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2016

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Other Information Services
Asset International, Inc.	Delayed Draw Term Loan	LIBOR (M)	1.00%	8.50%	9.50%	7/31/2020	$1,251,626	$1,227,886	$1,231,183	0.09%
Asset International, Inc.	Revolver Loan	LIBOR (M)	1.00%	8.50%	9.50%	7/31/2020	$491,303	480,225	481,674	0.04%
Asset International, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	8.50%	9.50%	7/31/2020	$15,408,563	15,204,465	15,257,559	1.11%
Simmons Research, LLC	First Lien Term Loan	LIBOR (Q)	0.50%	10.50%	11.38%	12/11/2020	$4,936,601	4,853,985	4,973,625	0.36%
SoundCloud Ltd. (United Kingdom)	Sr Secured Term Loan (2.0% Exit Fee)	LIBOR (M)	0.28%	10.72%	11.60%	10/1/2018	$31,550,000	31,632,236	32,510,698	2.38%	H/K
TCH-2 Holdings, LLC (TravelClick)	Second Lien Term Loan	LIBOR (M)	1.00%	7.75%	8.75%	11/6/2021	$19,988,392	19,769,829	19,663,581	1.44%	G
								73,168,626	74,118,320	5.42%
Other Manufacturing
AGY Holding Corp.	Sr Secured Term Loan	Fixed	—	12.00%	12.00%	9/15/2018	$4,869,577	4,869,577	4,869,710	0.36%	B
AGY Holding Corp.	Second Lien Notes	Fixed	—	11.00%	11.00%	11/15/2018	$9,268,000	7,586,317	9,268,000	0.68%	B/E
AGY Holding Corp.	Delayed Draw Term Loan	Fixed	—	12.00%	12.00%	9/15/2018	$1,049,146	1,049,146	1,049,147	0.08%	B
Bioventus, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	6.25%	7.25%	11/15/2021	$5,000,000	4,900,613	5,000,000	0.37%
Boomerang Tube, LLC	Subordinated Notes	LIBOR (M)	—	17.50%	N/A	2/1/2021	$1,030,741	1,030,740	107,200	0.01%	C
								19,436,393	20,294,057	1.50%
Other Publishing
Bisnow, LLC	First Lien Revolver	LIBOR (Q)	—	9.00%	N/A	4/29/2021	$—	(24,000)	15,000	—	J
Bisnow, LLC	First Lien Term Loan	LIBOR (Q)	—	9.00%	9.88%	4/29/2021	$8,614,356	8,459,058	8,549,749	0.62%
Contextmedia Health, LLC	First Lien Term Loan B	LIBOR (M)	1.00%	6.50%	7.50%	12/23/2021	$13,636,364	12,272,727	12,477,273	0.91%
								20,707,785	21,042,022	1.53%
Other Telecommunications
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	7.75%	9.00%	4/30/2021	$4,516,129	4,470,968	4,407,177	0.32%

Pharmaceuticals
Lantheus Medical Imaging, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	6.00%	7.00%	6/30/2022	$8,642,604	8,199,514	8,664,210	0.63%

Plastics Manufacturing
Iracore International, Inc.	Sr Secured Notes	Fixed	—	9.50%	9.50%	6/1/2018	$13,600,000	14,246,000	4,503,640	0.33%	C/E/G

Radio and Television Broadcasting
Fuse, LLC	Sr Secured Notes	Fixed	—	10.38%	10.38%	7/1/2019	$7,312,000	7,312,000	4,435,972	0.32%	E/G
NEP/NCP Holdco, Inc.	Second Lien Term Loan	LIBOR (M)	1.25%	8.75%	10.00%	7/22/2020	$15,981,496	15,727,220	16,141,311	1.18%
								23,039,220	20,577,283	1.50%
Real Estate Leasing
Home Partners of America, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	7.00%	8.00%	10/13/2022	$5,000,000	4,902,332	5,000,000	0.37%

Restaurants
RM OpCo, LLC (Real Mex)	Convertible Second Lien Term Loan Tranche B-1	Fixed	—	8.50%	8.50%	3/30/2018	$1,943,371	1,943,371	1,943,371	0.14%	B
RM OpCo, LLC (Real Mex)	First Lien Term Loan Tranche A	Fixed	—	7.00%	7.00%	3/30/2018	$4,871,284	4,587,898	4,871,284	0.36%	B
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B	Fixed	—	8.50%	8.50%	3/30/2018	$9,683,150	9,683,150	3,154,770	0.23%	B
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B-1	Fixed	—	8.50%	8.50%	3/30/2018	$3,049,554	3,034,132	3,049,555	0.22%	B
RM OpCo, LLC (Real Mex)	Sr Convertible Second Lien Term Loan B	Fixed	—	8.50%	8.50%	3/30/2018	$4,251,368	4,251,368	4,251,368	0.31%	B
								23,499,919	17,270,348	1.26%
Retail
Bon-Ton, Inc.	First Lien Tranche A-1 Revolver	LIBOR (Q)	1.00%	9.50%	10.50%	3/15/2021	$4,432,934	4,348,162	4,388,605	0.32%
Gander Mountain Company	Second Lien Term Loan	LIBOR (M)	—	9.50%	10.44%	6/15/2018	$14,740,910	14,618,096	14,749,754	1.08%
The Gymboree Corporation	First Lien Term Loan	LIBOR (Q)	—	10.25%	11.18%	9/24/2020	$12,857,349	12,618,039	13,050,209	0.95%
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.00%	8.50%	9.50%	9/25/2020	$20,672,789	20,491,699	20,879,517	1.53%
								52,075,996	53,068,085	3.88%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2016

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Sr Secured Notes	Fixed	—	10.00%	10.00%	10/1/2019	$9,393,000	$9,393,000	$5,665,153	0.41%	E/G/H

Scientific Research and Development Services
Envigo Holdings, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	11/3/2021	$35,192,124	34,499,517	34,796,212	2.54%

Software Publishing
Acronis International GmbH (Switzerland)	First Lien Term Loan	LIBOR (Q)	1.00%	11.50%	12.50%	6/9/2017	$28,336,513	28,329,478	28,165,077	2.06%	H
ArcServe (USA), LLC	Second Lien Term Loan	LIBOR (Q)	0.50%	8.5% Cash + 1.25% PIK	10.75%	1/31/2020	$30,222,833	29,851,330	28,893,029	2.11%
Autoalert, LLC	First Lien Term Loan	LIBOR (Q)	0.25%	5.75% Cash + 3% PIK	9.63%	3/31/2019	$35,627,947	35,263,561	35,538,877	2.60%
Mapp Digital US, LLC	First Lien Term Loan	LIBOR (Q)	—	9.50%	10.35%	12/31/2017	$5,837,798	5,754,455	5,823,203	0.43%
Edmentum, Inc.	Jr Revolving Facility	Fixed	—	5.00%	5.00%	6/9/2020	$—	—	—	—	B
Edmentum Ultimate Holdings, LLC	Sr PIK Notes	Fixed	—	8.50%	8.50%	6/9/2020	$2,846,243	2,846,243	2,846,246	0.21%	B
Edmentum Ultimate Holdings, LLC	Jr PIK Notes	Fixed	—	10.00%	10.00%	6/9/2020	$13,040,391	12,539,980	12,101,483	0.88%	B
Fidelis Acquisitionco, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	6.0% Cash + 2.0% PIK	9.00%	11/4/2019	$42,565,572	41,986,034	42,991,228	3.14%
Fidelis Acquisitionco, LLC	Sr Secured Revolver	LIBOR (Q)	1.00%	8.00%	9.00%	11/4/2019	$3,182,143	3,182,143	3,213,964	0.24%
Newscycle Solutions, Inc.	Second Lien Term Loan	LIBOR (Q)	—	13.00%	13.95%	9/10/2021	$11,513,361	11,196,782	11,334,905	0.83%
Newscycle Solutions AB (Sweden)	Second Lien Term Loan B	LIBOR (Q)	—	13.00%	13.95%	9/10/2021	$11,513,362	11,196,782	11,334,905	0.83%	H
Soasta, Inc.	Senior Secured 1st Lien Term Loan (4.0% Exit Fee)	LIBOR (M)	—	9.56%	10.50%	4/1/2019	$17,880,435	17,783,558	19,037,299	1.39%	K
Soasta, Inc.	Convertible Promissory Note	Fixed	—	10.00%	10.00%	12/16/2017	$2,282,609	2,282,609	5,504,054	0.40%
Utilidata, Inc.	First Lien Delayed Draw Term Loan (1.0% Exit Fee)	LIBOR (M)	0.62%	9.88%	10.69%	1/1/2019	$3,200,000	3,135,670	3,080,000	0.23%	K
								205,348,625	209,864,270	15.35%
Textile Furnishings Mills
Lexmark Carpet Mills, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.00%	12/19/2019	$22,804,525	22,804,525	22,827,329	1.67%
Lexmark Carpet Mills, Inc.	First Lien Term Loan B	LIBOR (Q)	1.00%	10.00%	11.00%	12/19/2019	$7,822,482	7,681,925	7,830,304	0.57%
								30,486,450	30,657,633	2.24%
Utility System Construction
Kawa Solar Holdings Limited (Cayman Islands)	Bank Guarantee Credit Facility	Fixed	—	8.2% Cash + 3.5% PIK	11.70%	7/2/2017	$21,276,420	21,276,420	21,276,653	1.56%	F/H
Kawa Solar Holdings Limited (Cayman Islands)	Revolving Credit Facility	Fixed	—	8.20%	8.20%	7/2/2017	$4,000,000	4,000,000	4,000,000	0.29%	F/H
								25,276,420	25,276,653	1.85%
Wholesalers
NILCO, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	9.50%	10.50%	9/1/2021	$21,023,109	20,424,799	21,601,245	1.58%

Wired Telecommunications Carriers
Alpheus Communications, LLC	First Lien Delayed Draw FILO Term Loan	LIBOR (M)	1.00%	7.42%	8.53%	5/31/2018	$332,044	328,743	326,682	0.02%
Alpheus Communications, LLC	First Lien Delayed Draw FILO Term Loan	LIBOR (M)	1.00%	7.42%	8.66%	5/31/2018	$1,355,968	1,346,859	1,328,296	0.10%
Alpheus Communications, LLC	First Lien FILO Term Loan	LIBOR (M)	1.00%	7.42%	8.42%	5/31/2018	$7,255,721	7,183,589	7,139,992	0.52%
Integra Telecom Holdings, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	8.50%	9.75%	2/22/2020	$13,231,193	13,084,285	13,313,989	0.97%	G
U.S. TelePacific Corp.	First Lien Notes	LIBOR (Q)	1.00%	8.50%	9.50%	2/24/2021	$10,000,000	9,715,362	10,000,000	0.73%
								31,658,838	32,108,959	2.34%
Wireless Telecommunications Carriers
Gogo, LLC	Sr Secured Notes	Fixed	—	12.50%	12.50%	7/1/2022	$10,000,000	10,000,000	10,900,000	0.80%	E/G
Total Debt Investments								1,254,861,949	1,248,887,808	91.25%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2016

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Advertising and Public Relations Services
InMobi, Inc. (Singapore)	Warrants to Purchase Stock						562,496	$230,569	$87,356	0.01%	C/E/H

Air Transportation
Aircraft Leased to United Airlines, Inc.
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests						683	3,250,956	3,191,938	0.23%	E/F
United N661UA-767, LLC (N661UA)	Trust Beneficial Interests						688	3,376,251	3,266,101	0.24%	E/F
Epic Aero, Inc. (One Sky)	Warrants to Purchase Common Stock						1,843	855,313	1,909,600	0.14%	C/E
								7,482,520	8,367,639	0.61%
Business Support Services
Findly Talent, LLC	Membership Units						708,229	230,938	143,133	0.01%	C/E
STG-Fairway Holdings, LLC (First Advantage)	Class A Units						841,479	325,432	1,112,351	0.08%	C/E
								556,370	1,255,484	0.09%
Chemicals
Green Biologics, Inc.	Warrants to Purchase Stock						909,300	274,213	875	—	C/E
Nanosys, Inc.	Warrants to Purchase Common Stock						800,000	605,266	611,920	0.05%	C/E
								879,479	612,795	0.05%
Communications Equipment Manufacturing
Wasserstein Cosmos Co-Invest, L.P. (Globecomm)	Limited Partnership Units						5,000,000	5,000,000	1,530,000	0.11%	B/C/E

Computer Systems Design and Related Services
Waterfall International, Inc.	Series B Preferred Stock						1,428,571	1,000,000	1,145,286	0.08%	C/E
Waterfall International, Inc.	Warrants to Purchase Stock						920,000	89,847	175,168	0.01%	C/E
								1,089,847	1,320,454	0.09%
Data Processing and Hosting Services
Anacomp, Inc.	Class A Common Stock						1,255,527	26,711,048	1,205,306	0.09%	C/E/F
Rightside Group, Ltd.	Warrants						498,855	2,778,622	366,489	0.03%	C/E
								29,489,670	1,571,795	0.12%
Electrical Equipment Manufacturing
NEXTracker, Inc.	Series B Preferred Stock						558,884	—	1,727,622	0.13%	E
NEXTracker, Inc.	Series C Preferred Stock						17,640	—	54,525	—	E
								—	1,782,147	0.13%
Electronic Component Manufacturing
Soraa, Inc.	Warrants to Purchase Common Stock						3,071,860	478,899	5,222	—	C/E

Equipment Leasing
36th Street Capital Partners Holdings, LLC	Membership Units						6,818,897	6,818,897	6,818,897	0.50%	C/E/F
Essex Ocean II, LLC	Membership Units						199,430	103,398	159,045	0.01%	C/E/F
								6,922,295	6,977,942	0.51%
Financial Investment Activities
GACP I, LP	Membership Units						16,615,951	16,735,088	16,866,903	1.23%	C/E/I
Marsico Holdings, LLC	Common Interest Units						168,698	172,694	1,687	—	C/E/I
								16,907,782	16,868,590	1.23%
Metal and Mineral Mining
EPMC HoldCo, LLC	Membership Units						1,312,720	—	210,035	0.02%	B/E

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2016

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Motion Picture and Video Industries
NEG Parent, LLC	Class A Units						1,182,779	$1,235,194	$1,292,023	0.09%	C/E
NEG Parent, LLC	Class P Units						1,537,613	1,537,613	1,551,056	0.11%	C/E
NEG Parent, LLC	Class A Warrants to Purchase Class A Units						343,387	196,086	196,086	0.01%	C/E
NEG Parent, LLC	Class B Warrants to Purchase Class A Units						346,794	198,032	198,032	0.02%	C/E
								3,166,925	3,237,197	0.23%
Other Information Services
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock						946,498	79,082	95,502	0.01%	C/E/H

Other Manufacturing
AGY Holding Corp.	Common Stock						1,333,527	—	—	—	B/C/E
Boomerang Tube Holdings, Inc.	Common Stock						24,288	243	—	—	C/E
KAGY Holding Company, Inc.	Series A Preferred Stock						9,778	1,091,200	4,607,246	0.34%	B/C/E
								1,091,443	4,607,246	0.34%
Radio and Television Broadcasting
Fuse Media, LLC	Warrants to Purchase Common Stock						233,470	300,322	—	—	C/E

Restaurants
RM Holdco, LLC (Real Mex)	Equity Participation						24	—	—	—	B/C/E
RM Holdco, LLC (Real Mex)	Membership Units						13,161,000	2,010,777	—	—	B/C/E
								2,010,777	—	—
Retail
Shop Holding, LLC (Connexity)	Class A Units						507,167	480,049	—	—	C/E

Software Publishing
Blackline Intermediate, Inc.	Warrants to Purchase Common Stock						246,546	522,678	5,300,373	0.39%	C/E
Edmentum Ultimate Holdings, LLC	Class A Common Units						159,515	680,226	1,123,591	0.08%	B/C/E
Soasta, Inc.	Warrants to Purchase Series F Preferred Stock						1,251,630	533,192	794,535	0.06%	C/E
Utilidata, Inc.	Warrants to Purchase Stock						719,998	216,336	204,983	0.01%	C/E
								1,952,432	7,423,482	0.54%
Utility System Construction
Kawa Solar Holdings Limited (Cayman Islands)	Ordinary Shares						2,332,594	—	—	—	C/E/F/H
Kawa Solar Holdings Limited (Cayman Islands)	Series B Preferred Shares						93,023	1,395,349	1,395,350	0.10%	C/E/F/H
								1,395,349	1,395,350	0.10%
Wired Telecommunications Carriers
Integra Telecom, Inc.	Common Stock						1,274,522	8,433,884	6,533,964	0.48%	C/E
Integra Telecom, Inc.	Warrants						346,939	19,920	—	—	C/E
V Telecom Investment S.C.A. (Vivacom) (Luxembourg)	Common Shares						1,393	3,236,256	2,199,862	0.16%	C/D/E/H
								11,690,060	8,733,826	0.64%
Total Equity Securities								91,203,870	66,082,062	4.83%
Total Investments								$1,346,065,819	$1,314,969,870

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2016

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Cash and Cash Equivalents
Cash Held on Account at Various Institutions									$53,579,868	3.92%
Cash and Cash Equivalents									53,579,868	3.92%
Total Cash and Investments									$1,368,549,738	100.00%	L

Notes to Consolidated Schedule of Investments:

(A)	Investments in bank debt generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.
(B)	Non-controlled affiliate – as defined under the Investment Company Act of 1940 (ownership of between 5% and 25% of the outstanding voting securities of this issuer). See Consolidated Schedule of Changes in Investments in Affiliates.
(C)	Non-income producing security.
(D)	Investment denominated in foreign currency. Amortized cost and fair value converted from foreign currency to US dollars. Foreign currency denominated investments are generally hedged for currency exposure.
(E)	Restricted security. (See Note 2)
(F)	Controlled issuer – as defined under the Investment Company Act of 1940 (ownership of 25% or more of the outstanding voting securities of this issuer). Investment is not more than 50% of the outstanding voting securities of the issuer nor deemed to be a significant subsidiary. See Consolidated Schedule of Changes in Investments in Affiliates.
(G)	Investment has been segregated to collateralize certain unfunded commitments.
(H)	Non-U.S. company or principal place of business outside the U.S. and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Partnership may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Partnership's total assets.
(I)	Deemed an investment company under Section 3(c) of the Investment Company Act and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Partnership may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Partnership's total assets.
(J)	Negative balances relate to an unfunded commitment that was acquired and/or valued at a discount.
(K)	In addition to the stated coupon, investment has an exit fee payable upon repayment of the loan in an amount equal to the percentage of the original principal amount shown.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2016

(L)	All cash and investments, except those referenced in Notes G above, are pledged as collateral under certain debt as described in Note 4 to the Consolidated Financial Statements.

LIBOR or EURIBOR resets monthly (M), quarterly (Q), semiannually (S), or annually (A).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $587,219,129 and $473,457,512 respectively, for the year ended December 31, 2016. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of December 31, 2016 was $1,311,625,473 or 96.1% of total cash and investments of the Partnership. As of December 31, 2016 approximately 16.4% of the total assets of the Partnership were not qualifying assets under Section 55(a) of the 1940 Act.

See accompanying notes to the consolidated financial statements.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments

December 31, 2015

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Accounting, Tax and Payroll Services
EGS Holdings, Inc. (Expert Global Solutions)	Holdco PIK Notes	LIBOR (A)	3.00%	10.00%	13.00%	10/3/2018	$64,783	$64,783	$64,783	0.01%
Expert Global Solutions, LLC	Second Lien Term Loan	LIBOR (Q)	1.50%	11.00%	12.50%	10/3/2018	$15,249,675	15,041,186	15,249,675	1.25%
								15,105,969	15,314,458	1.26%
Advertising, Public Relations Services
Doubleplay III Limited (Exterion Media) (United Kingdom)	First Lien Facility A1 Term Loan	EURIBOR (Q)	1.25%	5.75%	7.00%	3/18/2018	€12,249,157	15,931,220	13,171,984	1.08%	D/H
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 1 Term Loan (1.25% Exit Fee)	LIBOR (M)	0.33%	10.17%	10.50%	9/1/2018	$13,145,041	12,695,719	12,776,341	1.05%	H/L
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 1 Term Loan (1.25% Exit Fee)	LIBOR (M)	0.33%	10.17%	N/A	9/1/2018	$—	—	—	—	H/L
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 1 Term Loan (1.25% Exit Fee)	LIBOR (M)	0.33%	10.17%	N/A	9/1/2018	$—	—	—	—	H/L
								28,626,939	25,948,325	2.13%
Air Transportation
Aircraft Leased to Delta Air Lines, Inc.
N913DL	Aircraft Secured Mortgage	Fixed	—	8.00%	8.00%	3/15/2017	$114,196	114,196	115,617	0.01%	F
N918DL	Aircraft Secured Mortgage	Fixed	—	8.00%	8.00%	8/15/2018	$233,219	233,219	237,494	0.02%	F
N954DL	Aircraft Secured Mortgage	Fixed	—	8.00%	8.00%	3/20/2019	$336,554	336,554	342,734	0.03%	F
N955DL	Aircraft Secured Mortgage	Fixed	—	8.00%	8.00%	6/20/2019	$362,232	362,232	369,162	0.03%	F
N956DL	Aircraft Secured Mortgage	Fixed	—	8.00%	8.00%	5/20/2019	$358,380	358,380	365,197	0.03%	F
N957DL	Aircraft Secured Mortgage	Fixed	—	8.00%	8.00%	6/20/2019	$365,401	365,401	372,392	0.03%	F
N959DL	Aircraft Secured Mortgage	Fixed	—	8.00%	8.00%	7/20/2019	$372,361	372,361	379,522	0.03%	F
N960DL	Aircraft Secured Mortgage	Fixed	—	8.00%	8.00%	10/20/2019	$396,169	396,169	403,869	0.03%	F
N961DL	Aircraft Secured Mortgage	Fixed	—	8.00%	8.00%	8/20/2019	$385,667	385,667	393,115	0.03%	F
N976DL	Aircraft Secured Mortgage	Fixed	—	8.00%	8.00%	2/15/2018	$214,686	214,686	218,321	0.02%	F
Aircraft Leased to United Airlines, Inc.
N659UA	Aircraft Secured Mortgage	Fixed	—	12.00%	12.00%	2/28/2016	$313,315	313,315	318,980	0.03%	F
N661UA	Aircraft Secured Mortgage	Fixed	—	12.00%	12.00%	5/4/2016	$557,684	557,684	570,303	0.05%	F
Cargojet Airways LTD. (Canada)	Aircraft Acquisition Loan A	LIBOR (M)	—	8.50%	8.75%	1/31/2023	$14,250,773	13,982,969	14,252,198	1.17%	H
Cargojet Airways LTD. (Canada)	Aircraft Acquisition Loan A1	LIBOR (M)	—	8.50%	N/A	1/31/2023	$—	—	—	—	H
Mesa Air Group, Inc.	Acquisition Delayed Draw Loan	LIBOR (M)	—	7.25%	N/A	6/17/2019	$—	—	278,288	0.02%
Mesa Air Group, Inc.	Acquisition Loan	LIBOR (M)	—	7.25%	7.62%	7/15/2022	$15,997,019	15,724,234	16,324,958	1.34%
								33,717,067	34,942,150	2.87%
Apparel Manufacturing
Broder Bros., Co.	First Lien Term Loan A (First Out)	LIBOR (Q)	1.25%	5.75%	7.00%	6/3/2021	$9,940,000	9,743,116	9,741,200	0.80%
Broder Bros., Co.	First Lien Term Loan B (Last Out)	LIBOR (Q)	1.25%	12.25%	13.50%	6/3/2021	$9,960,000	9,762,553	9,760,800	0.80%
JH Apparel Holdings, LLC	First Lien FILO Term Loan	LIBOR (M)	1.00%	9.60%	10.60%	4/8/2019	$3,669,926	3,645,226	3,669,926	0.30%
								23,150,895	23,171,926	1.90%
Business Support Services
Enerwise Global Technologies, Inc.	Sr Secured Revolving Loan	LIBOR (Q)	0.23%	8.52%	8.75%	11/30/2017	$—	(69,938)	(123,750)	(0.01%)	K
Enerwise Global Technologies, Inc.	Sr Secured Term Loan (1.0% Exit Fee)	LIBOR (Q)	0.23%	9.27%	9.50%	11/30/2019	$17,281,250	17,043,402	16,996,109	1.39%	L
STG-Fairway Acquisitions, Inc. (First Advantage)	Second Lien Term Loan	LIBOR (Q)	1.00%	9.25%	10.25%	6/30/2023	$31,000,000	30,546,700	31,883,500	2.62%
								47,520,164	48,755,859	4.00%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments

December 31, 2015

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Chemicals
Anuvia Plant Nutrients Holdings, LLC	Sr Secured Term Loan (8.0 % Exit Fee)	LIBOR (M)	0.23%	10.27%	10.50%	2/1/2018	$7,700,000	$7,993,675	$8,059,280	0.66%	L
BioAmber, Inc.	Sr Secured Term Loan (8.25% Exit Fee)	LIBOR (M)	0.23%	9.27%	9.50%	12/1/2017	$10,000,000	10,226,245	10,509,000	0.86%	L
Green Biologics, Inc.	Sr Secured Delayed Draw Term Loan (10.0% Exit Fee)	Prime Rate	—	7.75%	11.25%	5/1/2018	$15,000,000	14,927,838	15,175,500	1.25%	L
								33,147,758	33,743,780	2.77%
Communications Equipment Manufacturing
Globecomm Systems, Inc.	First Lien Term Loan	LIBOR (Q)	1.25%	7.63%	8.88%	12/11/2018	$14,629,280	14,482,987	14,256,233	1.17%	B

Computer Equipment Manufacturing
Silicon Graphics International Corp.	First Lien Term Loan	LIBOR (Q)	1.00%	9.00%	10.00%	7/27/2018	$18,432,723	18,157,715	18,570,968	1.52%	J

Computer Systems Design and Related Services
Autoalert, LLC	First Lien Term Loan	LIBOR (Q)	0.25%	4.75% Cash + 4% PIK	9.00%	3/31/2019	$34,564,922	34,069,278	34,459,499	2.83%
MSC Software Corporation	Second Lien Term Loan	LIBOR (M)	1.00%	7.50%	8.50%	5/29/2021	$6,993,035	6,938,605	6,153,871	0.51%
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan B	LIBOR (Q)	—	8.00%	8.32%	9/3/2018	$2,337,733	2,337,733	2,355,266	0.19%	H
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan	LIBOR (Q)	—	7.00%	7.32%	9/3/2018	$10,426,667	10,343,578	10,322,400	0.85%	H
OnX USA, LLC	First Lien Term Loan B	LIBOR (Q)	—	8.00%	8.32%	9/3/2018	$4,675,467	4,675,467	4,710,533	0.39%
OnX USA, LLC	First Lien Term Loan	LIBOR (Q)	—	7.00%	7.32%	9/3/2018	$5,213,333	5,175,467	5,161,200	0.42%
Vistronix, LLC	First Lien Revolver	LIBOR (Q)	0.50%	8.50%	9.00%	12/4/2018	$365,437	361,329	365,437	0.03%
Vistronix, LLC	First Lien Term Loan	LIBOR (M)	0.50%	8.50%	9.00%	12/4/2018	$6,205,583	6,155,701	6,050,443	0.50%
Waterfall International, Inc.	First Lien Delayed Draw Term Loan	LIBOR (Q)	—	11.67%	12.00%	9/1/2018	$4,800,000	4,678,943	4,733,280	0.39%
								74,736,101	74,311,929	6.11%
Data Processing and Hosting Services
Asset International, Inc.	Delayed Draw Term Loan	LIBOR (M)	1.00%	7.00%	8.00%	7/31/2020	$3,430,383	3,396,023	3,404,827	0.28%
Asset International, Inc.	Revolver Loan	LIBOR (M)	1.00%	7.00%	8.00%	7/31/2020	$242,376	234,663	242,376	0.02%
Asset International, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	7.00%	8.00%	7/31/2020	$8,109,426	7,979,611	8,050,389	0.66%
Rightside Group, Ltd.	Second Lien Term Loan	LIBOR (Q)	0.50%	8.75%	9.38%	8/6/2019	$4,750,000	3,991,890	4,828,375	0.40%
United TLD Holdco, Ltd. (Rightside) (Cayman Islands)	Second Lien Term Loan	LIBOR (Q)	0.50%	8.75%	9.38%	8/6/2019	$9,500,000	7,983,779	9,656,750	0.79%	H
								23,585,966	26,182,717	2.15%
Electric Power Generation, Transmission and Distribution
Holocene Renewable Energy Fund 3, LLC (Conergy)	First Lien Term Loan	Fixed	—	9% Cash + 1% PIK	10.00%	9/10/2017	$7,461,240	7,397,199	7,386,628	0.61%

Electrical Equipment Manufacturing
API Technologies Corp.	First Lien Term Loan	LIBOR (Q)	1.50%	8.50%	10.00%	2/6/2018	$6,165,986	6,130,433	6,058,081	0.50%
API Technologies Corp.	First Lien Term Loan	LIBOR (Q)	1.50%	8.50%	10.00%	2/6/2018	$3,991,338	3,921,387	3,921,490	0.32%
								10,051,820	9,979,571	0.82%
Electronic Component Manufacturing
Central MN Renewables, LLC (Green Biologics)	Sr Secured Revolver (3.0% Exit Fee)	Fixed	—	8.25%	N/A	1/1/2016	$—	—	—	—	L
Redaptive, Inc.	First Lien Delayed Draw Term Loan	LIBOR (Q)	—	10.72%	N/A	7/1/2018	$—	(121,106)	—	—	K
Soraa, Inc.	Tranche A Term Loan (3.0% Exit Fee)	LIBOR (M)	0.44%	9.33%	9.77%	3/1/2018	$22,500,000	21,452,673	21,411,000	1.76%	L
Soraa, Inc.	Tranche B Term Loan	LIBOR (M)	0.44%	9.33%	9.77%	9/1/2017	$1,687,500	1,571,025	1,567,434	0.13%
								22,902,592	22,978,434	1.89%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments

December 31, 2015

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Equipment Leasing
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	—	12.00%	12.00%	11/1/2020	$900,000	$900,000	$900,000	0.07%	E/F
Essex Ocean, LLC	Sr Secured Term Loan	Fixed	—	8.00%	8.00%	3/25/2019	$—	—	—	—
Essex Ocean, LLC (Solexel)	Sr Secured Term Loan	Fixed	—	8.00%	8.00%	8/15/2018	$2,631,033	2,631,033	2,641,294	0.22%
								3,531,033	3,541,294	0.29%
Financial Investment Activities
Institutional Shareholder Services, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	7.50%	8.50%	4/30/2022	$4,471,492	4,437,802	4,270,275	0.35%
iPayment, Inc.	First Lien Term Loan B2	LIBOR (Q)	1.50%	5.25%	6.75%	5/8/2017	$6,763,751	6,425,563	6,502,839	0.53%
Magnolia Finance V plc (Cayman Islands)	Asset-Backed Credit Linked Notes	Fixed	—	13.13%	13.13%	8/2/2021	$15,000,000	15,000,000	14,881,500	1.22%	E/H
								25,863,365	25,654,614	2.10%
Gaming
AP Gaming I, LLC	First Lien Revolver	LIBOR (M)	—	8.25%	N/A	12/20/2018	$—	(1,862,302)	(1,250,000)	(0.10%)	K

Grocery Stores
Bashas, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.50%	7.00%	8.50%	10/8/2019	$10,033,866	9,995,480	10,111,127	0.83%

Hospitals
Evidera, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	9.00%	10.00%	7/1/2018	$3,907,686	3,888,148	3,912,571	0.32%
KPC Healthcare, Inc.	First Lien Term Loan	Prime Rate	—	8.25%	11.75%	8/28/2020	$17,157,214	16,790,143	17,043,118	1.40%
RegionalCare Hospital Partners, Inc.	Second Lien Term Loan	LIBOR (M)	1.00%	10.25%	11.25%	10/23/2019	$21,017,525	20,777,746	20,807,350	1.71%	G
								41,456,037	41,763,039	3.43%
Insurance Carriers
Acrisure, LLC	Second Lien Incremental Notes	LIBOR (Q)	1.00%	9.00%	10.00%	11/19/2022	$7,080,555	6,944,926	7,063,562	0.58%
Acrisure, LLC	Second Lien Notes	LIBOR (Q)	1.00%	9.00%	10.00%	11/19/2022	$12,720,998	12,542,859	12,690,468	1.04%
Acrisure, LLC	Second Lien Incremental Notes	LIBOR (Q)	1.00%	9.00%	10.00%	11/19/2022	$3,846,850	3,795,306	3,837,597	0.31%
JSS Holdings, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	6.25%	7.25%	8/31/2021	$3,950,000	3,874,773	3,732,750	0.31%
US Apple Holdco, LLC (Ventiv Technology)	First Lien Term Loan	LIBOR (Q)	0.50%	11.50%	12.00%	8/29/2019	$20,000,000	19,375,352	19,936,000	1.64%
								46,533,216	47,260,377	3.88%
Insurance Related Activities
Confie Seguros Holding II Co.	Second Lien Term Loan	LIBOR (M)	1.25%	9.00%	10.25%	5/8/2019	$11,061,809	10,950,946	10,951,191	0.90%	G

Lessors of Nonfinancial Licenses
ABG Intermediate Holdings 2, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	5/27/2022	$15,990,714	15,853,293	15,690,888	1.29%
ABG Intermediate Holdings 2, LLC	Second Lien Incremental Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	5/27/2022	$3,474,715	3,440,934	3,409,564	0.28%
								19,294,227	19,100,452	1.57%
Management, Scientific, and Technical Consulting Services
Dodge Data & Analytics, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.75%	9.75%	10/31/2019	$24,693,587	24,159,891	24,267,623	1.99%

Medical Equipment and Supplies Manufacturing
Bioventus, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.00%	4/10/2020	$11,000,000	10,819,241	10,835,000	0.89%

Motion Picture and Video Industries
CORE Entertainment, Inc.	First Lien Term Loan	Fixed	—	11.00%	11.00%	6/21/2017	$9,462,231	9,425,030	4,667,719	0.38%
CORE Entertainment, Inc.	Second Lien Term Loan	Fixed	—	15.50%	15.50%	6/21/2018	$7,569,785	7,700,187	291,058	0.02%	C
								17,125,217	4,958,777	0.40%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments

December 31, 2015

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Nondepository Credit Intermediation
Caribbean Financial Group (Cayman Islands)	Sr Secured Notes	Fixed	—	11.50%	11.50%	11/15/2019	$26,975,000	$26,829,614	$26,705,250	2.19%	E/G/H
Daymark Financial Acceptance, LLC	First Lien Delayed Draw Term Loan	LIBOR (Q)	—	9.50%	9.92%	1/12/2020	$5,000,000	4,621,333	4,919,250	0.40%
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.00%	3/26/2021	$16,305,999	16,125,251	16,133,156	1.32%
Trade Finance Funding I, Ltd. (Cayman Islands)	Secured Class B Notes	Fixed	—	10.75%	10.75%	11/13/2018	$15,084,000	15,084,000	14,857,740	1.22%	E/H
								62,660,198	62,615,396	5.13%
Oil and Gas Extraction
Jefferson Gulf Coast Energy Partners, LLC	First Lien Term Loan B	Prime Rate	—	7.50%	11.00%	2/27/2018	$14,812,500	14,714,767	13,479,375	1.11%
MD America Energy, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	8/4/2019	$8,095,238	7,784,717	6,773,043	0.56%
								22,499,484	20,252,418	1.67%
Other Information Services
Simmons Research, LLC	First Lien Term Loan	LIBOR (Q)	0.50%	10.50%	11.13%	12/11/2020	$5,128,936	5,026,844	5,026,357	0.41%
TCH-2 Holdings, LLC (TravelClick)	Second Lien Term Loan	LIBOR (M)	1.00%	7.75%	8.75%	11/6/2021	$19,988,392	19,735,864	18,789,089	1.54%	G
								24,762,708	23,815,446	1.95%
Other Manufacturing
AGY Holding Corp.	Sr Secured Term Loan	Fixed	—	12.00%	12.00%	9/15/2016	$4,869,577	4,869,577	4,869,577	0.40%	B
AGY Holding Corp.	Second Lien Notes	Fixed	—	11.00%	11.00%	11/15/2016	$9,268,000	7,586,317	9,268,000	0.76%	B/E
Boomerang Tube, LLC	Second Lien Term Loan	LIBOR (Q)	1.50%	9.50%	11.00%	10/11/2017	$3,825,453	4,010,758	1,759,709	0.14%	C
Boomerang Tube, LLC	Super Priority Debtor-in-Possession	Prime Rate	—	10.00%	13.50%	11/30/2015	$1,124,444	1,124,444	1,124,444	0.09%
								17,591,096	17,021,730	1.39%
Other Telecommunications
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	7.75%	9.00%	4/30/2021	$14,000,000	13,860,000	7,924,000	0.65%

Other Publishing
MediMedia USA, Inc.	First Lien Revolver	LIBOR (M)	—	6.75%	7.18%	5/20/2018	$3,456,500	2,886,378	3,003,668	0.25%
MediMedia USA, Inc.	First Lien Term Loan	LIBOR (Q)	1.25%	6.75%	8.00%	11/20/2018	$5,681,239	5,582,994	5,425,584	0.45%	G
								8,469,372	8,429,252	0.70%
Pharmaceuticals
Lantheus Medical Imaging, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	6.00%	7.00%	6/30/2022	$5,970,000	5,879,117	5,492,400	0.45%

Plastics Manufacturing
Iracore International, Inc.	Sr Secured Notes	Fixed	—	9.50%	9.50%	6/1/2018	$13,600,000	13,600,000	8,918,010	0.73%	E/G

Radio and Television Broadcasting
Fuse, LLC	Sr Secured Notes	Fixed	—	10.38%	10.38%	7/1/2019	$7,312,000	7,312,000	5,776,480	0.47%	E/G
NEP/NCP Holdco, Inc.	Second Lien Term Loan	LIBOR (M)	1.25%	8.75%	10.00%	7/22/2020	$10,000,000	10,019,257	9,450,000	0.78%
The Tennis Channel, Inc.	First Lien Term Loan	LIBOR (Q)	—	8.50%	8.88%	5/29/2017	$32,520,727	32,351,929	32,675,201	2.68%
								49,683,186	47,901,681	3.93%
Restaurants
RM OpCo, LLC (Real Mex)	Convertible Second Lien Term Loan Tranche B-1	Fixed	—	8.50%	8.50%	3/30/2018	$1,783,036	1,779,352	1,783,036	0.15%	B
RM OpCo, LLC (Real Mex)	First Lien Term Loan Tranche A	Fixed	—	7.00%	7.00%	3/21/2016	$3,719,155	3,717,664	3,719,155	0.31%	B
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B	Fixed	—	8.50%	8.50%	3/30/2018	$8,884,258	8,884,258	4,490,993	0.37%	B
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B-1	Fixed	—	8.50%	8.50%	3/30/2018	$2,797,956	2,782,534	2,797,956	0.23%	B
RM OpCo, LLC (Real Mex)	Sr Convertible Second Lien Term Loan B	Fixed	—	8.50%	8.50%	3/30/2018	$2,188,233	2,188,233	2,188,233	0.18%	B
								19,352,041	14,979,373	1.24%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments

December 31, 2015

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Retail
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.00%	8.50%	9.50%	9/25/2020	$13,185,494	$13,049,991	$13,317,349	1.09%
Connexity, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.00%	2/13/2020	$6,354,563	6,354,563	6,237,956	0.51%
								19,404,554	19,555,305	1.60%
Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Sr Secured Notes	Fixed	—	10.00%	10.00%	10/1/2019	$9,393,000	9,393,000	7,336,027	0.60%	E/G/H

Scientific Research and Development Services
BPA Laboratories, Inc.	Senior Secured Notes	Fixed	—	12.25%	12.25%	4/1/2017	$38,932,000	39,001,750	40,489,280	3.32%	E/G

Software Publishing
Acronis International GmbH (Switzerland)	First Lien Term Loan	LIBOR (Q)	1.00%	9.50%	10.50%	2/21/2017	$29,485,290	29,375,415	28,170,246	2.31%	H
ArcServe (USA), LLC	Second Lien Term Loan	LIBOR (Q)	0.50%	8.50%	9.00%	1/31/2020	$30,000,000	29,529,480	28,023,000	2.30%
BlackLine Systems, Inc.	First Lien Term Loan	LIBOR (Q)	1.50%	0.4% Cash + 7.6% PIK	9.50%	9/25/2018	$14,619,396	13,946,601	14,765,590	1.21%
Bluehornet Networks, Inc.	First Lien Term Loan	LIBOR (Q)	—	9.50%	10.11%	12/3/2020	$6,062,304	5,881,725	5,880,435	0.48%
Edmentum, Inc.	Jr Revolving Facility	Fixed	—	5.00%	5.00%	6/9/2020	$—	—	—	—	B
Edmentum Ultimate Holdings, LLC	Sr PIK Notes	Fixed	—	8.50%	8.50%	6/9/2020	$2,612,408	2,612,408	2,612,408	0.21%	B
Edmentum Ultimate Holdings, LLC	Jr PIK Notes	Fixed	—	10.00%	10.00%	6/9/2020	$11,791,569	11,176,985	11,343,490	0.93%	B
Fidelis Acquisitionco, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.00%	11/4/2019	$41,924,150	41,178,969	42,029,025	3.45%
Fidelis Acquisitionco, LLC	Sr Secured Revolver	LIBOR (Q)	1.00%	8.00%	9.00%	11/4/2019	$1,272,857	1,272,857	1,276,039	0.10%
SoundCloud Ltd. (United Kingdom)	Sr Secured Term Loan (2.0% Exit Fees)	LIBOR (Q)	0.28%	10.72%	11.00%	10/1/2018	$31,550,000	31,341,229	31,395,405	2.58%	H/L
Utilidata, Inc.	First Lien Delayed Draw Term Loan (1.0% Exit Fee)	LIBOR (Q)	0.62%	9.88%	10.50%	1/1/2019	$3,200,000	2,906,672	2,903,680	0.24%	L
Virgin Pulse Inc.	First Lien Term Loan	LIBOR (Q)	—	8.00%	8.63%	5/21/2020	$7,500,000	7,398,976	7,471,875	0.61%
								176,621,317	175,871,193	14.42%
Textile Furnishings Mills
Lexmark Carpet Mills, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.00%	12/19/2019	$25,000,000	25,000,000	24,785,000	2.03%
Lexmark Carpet Mills, Inc.	First Lien Term Loan B	LIBOR (Q)	1.00%	10.00%	11.00%	12/19/2019	$8,575,581	8,378,569	8,501,831	0.70%
								33,378,569	33,286,831	2.73%
Utility System Construction
Kawa Solar Holdings Limited	Revolving Credit Facility	Fixed	—	8.20%	8.20%	7/2/2017	$25,000,000	25,000,000	25,000,000	2.05%

Wired Telecommunications Carriers
Alpheus Communications, LLC	First Lien Delayed Draw FILO Term Loan	LIBOR (Q)	1.00%	6.92%	7.92%	5/31/2018	$1,064,676	1,046,166	1,058,812	0.09%
Alpheus Communications, LLC	First Lien FILO Term Loan	LIBOR (Q)	1.00%	6.92%	7.92%	5/31/2018	$7,938,819	7,859,897	7,895,156	0.65%
Integra Telecom Holdings, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	8.50%	9.75%	2/22/2020	$13,231,193	13,039,047	12,883,874	1.06%
Oxford County Telephone and Telegraph Company	First Lien Term Loan	LIBOR (Q)	1.00%	7.13%	8.13%	8/31/2020	$4,000,000	3,943,631	3,922,000	0.32%
								25,888,741	25,759,842	2.12%
Wireless Telecommunications Carriers
Gogo, LLC	First Lien Term Loan	LIBOR (Q)	1.50%	9.75%	11.25%	3/21/2018	$32,822,506	32,877,865	33,150,731	2.72%	G
Total Debt Investments								1,160,372,521	1,130,535,387	92.78%

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

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Statements of Operations

	Year Ended December 31,
	2016	2015	2014
Investment income
Interest income:
Companies less than 5% owned	$133,915,069	$135,518,703	$94,632,495
Companies 5% to 25% owned	6,672,486	5,932,861	5,394,075
Companies more than 25% owned	4,430,859	560,989	896,695
Dividend income:
Companies 5% to 25% owned	—	—	1,968,748
Lease income:
Companies 5% to 25% owned	—	—	320,277
Companies more than 25% owned	1,571,280	1,352,797	1,014,053
Other income:
Companies less than 5% owned	1,442,096	3,349,659	2,328,980
Companies 5% to 25% owned	—	—	26,125
Companies more than 25% owned	148,975	—	—
Total investment income	148,180,765	146,715,009	106,581,448
Operating expenses
Management and advisory fees	18,881,786	18,593,660	13,646,064
Interest and other debt expenses	15,722,855	12,125,830	6,197,090
Legal fees, professional fees and due diligence expenses	1,840,407	1,175,657	953,284
Administrative expenses	1,693,304	1,600,477	1,421,863
Custody fees	309,573	296,555	225,754
Director fees	283,803	213,411	239,107
Insurance expense	257,949	251,405	192,168
Other operating expenses	2,237,213	1,112,893	557,020
Total operating expenses	41,226,890	35,369,888	23,432,350
Net investment income	106,953,875	111,345,121	83,149,098
Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in companies less than 5% owned	(15,499,336)	(7,077,393)	(16,370,638)
Investments in companies 5% to 25% owned	417,446	(10,613,422)	(4,748,229)
Investments in companies more than 25% owned	79,742	19,167	—
Net realized gain (loss)	(15,002,148)	(17,671,648)	(21,118,867)
Change in net unrealized appreciation/depreciation	15,116,650	(4,733,463)	(6,185,711)
Net realized and unrealized gain (loss)	114,502	(22,405,111)	(27,304,578)
Net increase in net assets from operations	107,068,377	88,940,010	55,844,520
Gain on repurchase of Series A preferred interests	—	1,675,000	—
Dividends on Series A preferred equity facility	—	(1,251,930)	(1,444,634)
Net change in accumulated dividends on Series A preferred equity facility preferred equity facility	—	497,790	6,462
Net increase in net assets applicable to common limited and general partners resulting from operations	$107,068,377	$89,860,870	$54,406,348

See accompanying notes to the consolidated financial statements.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Statements of Changes in Net Assets

	Year Ended December 31, 2016
	Total	Common Limited Partner	General Partner
Net assets applicable to common limited and general partners, beginning of year	$827,455,601	$827,455,601	$—

Contributions from common limited partner	200,870,570	200,870,570	—

Net investment income	106,953,875	87,903,210	19,050,665
Net realized loss	(15,002,148)	(15,002,148)	—
Change in net unrealized appreciation/depreciation	15,116,650	15,116,650	—
Net increase in net assets applicable to common limited and general partners resulting from operations	107,068,377	88,017,712	19,050,665

Distributions to common limited and general partners from:
Net investment income	(101,805,363)	(82,754,698)	(19,050,665)
Returns of capital	(1,879,548)	(1,879,548)	—
Total distributions to common limited and general partners	(103,684,911)	(84,634,246)	(19,050,665)

Net assets applicable to common limited and general partners, end of period (including accumulated net investment income of $30,290,148 in the account of the Common Limited Partner)	$1,031,709,637	$1,031,709,637	$—
	Year Ended December 31, 2015
	Total	Common Limited Partner	General Partner
Net assets applicable to common limited and general partners, beginning of year	$833,816,090	$833,816,090	$—

Contributions from common limited partner	2,301,407	2,301,407	—

Net investment income	111,345,121	91,244,559	20,100,562
Net realized loss	(17,671,648)	(17,671,648)	—
Change in net unrealized appreciation/depreciation	(4,733,463)	(4,733,463)	—
Gain on repurchase of Series A preferred interests	1,675,000	1,675,000	—
Dividends paid on preferred equity facility	(1,251,930)	(1,001,544)	(250,386)
Net change in accumulated dividends on preferred equity facility	497,790	398,232	99,558
Net increase in net assets applicable to common limited and general partners resulting from operations	89,860,870	69,911,136	19,949,734

Distributions to common limited and general partners from:
Net investment income	(98,522,766)	(78,573,032)	(19,949,734)

Net assets applicable to common limited and general partners, end of period (including accumulated net investment income of $25,141,636 in the account of the Common Limited Partner)	$827,455,601	$827,455,601	$—

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

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net increase in net assets applicable to common limited and general partners from operations	$107,068,377	$89,860,870	$54,406,348
Adjustments to reconcile net increase in net assets applicable to common shareholders resulting from operations to net cash provided by (used in) operating activities:
Net realized loss	15,002,148	17,671,648	21,118,867
Change in net unrealized appreciation/depreciation of investments	(14,514,060)	4,329,371	6,085,664
Gain on repurchase of Series A preferred interests	—	(1,675,000)	—
Dividends paid on Series A preferred equity facility	—	1,251,930	1,444,634
Net change in accumulated dividends on Series A preferred equity facility	—	(497,790)	(6,462)
Net amortization of investment discounts and premiums	(15,547,174)	(15,027,321)	(6,005,957)
Interest and dividend income paid in kind	(6,381,145)	(6,810,980)	(6,045,878)
Amortization of deferred debt issuance costs	1,872,826	1,549,655	1,553,553
Changes in assets and liabilities:
Purchases of investment securities	(580,837,984)	(494,117,029)	(663,469,748)
Proceeds from sales, maturities and pay downs of investments	473,457,512	456,059,137	266,008,974
Decrease (increase) in accrued interest income - companies less than 5% owned	(3,870,497)	379,473	(2,939,648)
Decrease (increase) in accrued interest income - companies 5% to 25% owned	(212,255)	(487,319)	161,074
Decrease (increase) in accrued interest income - companies more than 25% owned	3,622	(780)	13,241
Decrease (increase) in receivable for investments sold	—	10,961,369	(7,355,405)
Decrease (increase) in prepaid expenses and other assets	890,852	(46,606)	(1,277,250)
Increase (decrease) in payable for investments purchased	5,923,511	4,375,896	(12,657,424)
Increase in interest payable	52,039	1,400,277	832,095
Increase (decrease) in payable to the Advisor	65,030	(68,100)	41,489
Increase (decrease) in payable to parent	—	(1,031,498)	499,781
Increase (decrease) in accrued expenses and other liabilities	(725,906)	7,577	417,582
Net cash provided by (used in) operating activities	(17,753,104)	68,084,780	(347,174,470)

Financing activities
Borrowings	538,700,000	511,300,000	563,500,000
Repayments of debt	(598,500,000)	(338,000,000)	(435,500,000)
Payments of debt issuance costs	(1,191,350)	(4,130,414)	(3,226,543)
Repurchase of Series A preferred interests	—	(132,325,000)	—
Dividends paid on Series A preferred equity facility	—	(1,251,930)	(1,444,634)
Dividends paid to common limited partner	(84,634,246)	(78,573,032)	(69,884,576)
Distributions of incentive allocation to the General Partner	(19,541,437)	(19,045,170)	(14,186,737)
Contributions from the common limited partner	200,870,570	2,301,407	312,201,570
Net cash provided by (used in) financing activities	35,703,537	(59,724,139)	351,459,080

Net increase in cash and cash equivalents	17,950,433	8,360,641	4,284,610
Cash and cash equivalents at beginning of year	35,629,435	27,268,792	22,984,182
Cash and cash equivalents at end of year	$53,579,868	$35,629,433	$27,268,792

Supplemental cash flow information
Interest payments	$12,508,660	$8,020,802	$2,925,946

See accompanying notes to the consolidated financial statements.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2016

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

Investment operations are conducted either directly in the Partnership or in one of the Partnership’s wholly owned subsidiaries, TCPC Funding I, LLC, a Delaware limited liability company (“TCPC Funding”), and TCPC SBIC, LP, a Delaware limited partnership (the “SBIC”). The SBIC was organized in June 2013, and, on April 22, 2014, received a license from the United States Small Business Administration (the “SBA”) to operate as a small business investment company under the provisions of Section 301(c) of the Small Business Investment Act of 1958. The Partnership, TCPC Funding, and the SBIC invest primarily in the debt of middle-market companies, including senior secured loans, junior loans, mezzanine debt and bonds. Such investments may include an equity component, and, to a lesser extent, the Partnership, TCPC Funding, and the SBIC may make equity investments directly. The Partnership, TCPC Funding, and the SBIC have elected to be treated as partnerships for U.S. federal income tax purposes. TCP Capital Corp. (“TCPC”) owns the entire common limited partner interest in the Partnership. TCPC has also elected to be treated as a business development company under the 1940 Act.

The general partner of the Partnership is Series H of SVOF/MM, LLC, which also serves as the administrator of both TCPC and the Partnership (the “Administrator” or the “General Partner”). The managing member of the General Partner is Tennenbaum Capital Partners, LLC, which serves as the Advisor to TCPC, the Partnership, TCPC Funding and the SBIC. All of the equity interests in the General Partner are owned directly by the Advisor.

Partnership management consists of the General Partner and the board of directors. The General Partner directs and executes the day-to-day operations of the Partnership subject to oversight from the board of directors, which performs certain functions required by the 1940 Act. The board of directors has delegated investment management of the Partnership’s assets to the Advisor. The board of directors consists of seven persons, five of whom are independent.

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

December 31, 2016

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

December 31, 2016

2. Summary of Significant Accounting Policies – (continued)

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

At December 31, 2016, the Partnership’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$—	$—	$—
2	Other direct and indirect observable market inputs *	89,800,173	21,001,126	—
3	Independent third-party valuation sources that employ significant unobservable inputs	1,036,044,457	101,934,853	64,521,901
3	Advisor valuations with significant unobservable inputs	107,199	—	1,560,161
Total		$1,125,951,829	$122,935,979	$66,082,062
*	For example, quoted prices in inactive markets or quotes for comparable investments

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2016 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.)
Bank Debt	$847,311,244	Income approach	Discount rate	6.9% – 19.4% (12.1%)
	136,116,277	Market quotations	Indicative bid/ask quotes	1 – 2 (1)
	24,851,412	Market comparable companies	Revenue multiples	0.4x – 2.6x (1.0x)
	27,872,723	Market comparable companies	EBITDA multiples	7.3x – 11.0x (8.4x)
Other Corporate Debt	88,163,213	Market quotations	Indicative bid/ask quotes	1 (1)
	13,771,640	Market comparable companies	EBITDA multiples	7.6x – 7.8x (7.7x)
Equity	6,617,084	Income approach	Discount rate	7.3% – 26.2% (7.7%)
	41,442,919	Market quotations	Indicative bid/ask quotes	1(1)
	1,767,102	Market comparable companies	Revenue multiples	0.3x – 2.6x (1.6x)
	16,254,957	Market comparable companies	EBITDA multiples	5.0x – 11.0x (7.7x)
$1,204,168,571

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

2. Summary of Significant Accounting Policies – (continued)

Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease

Changes in investments categorized as Level 3 during the year ended December 31, 2016 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$907,967,337	$89,314,530	$49,956,123
Net realized and unrealized gains (losses)	5,606,311	(4,283,483)	(4,803,878)
Acquisitions *	479,811,414	30,687,836	30,306,611
Dispositions	(382,143,047)	—	(10,611,212)
Transfers out of Level 3 †	(26,300,274)	(46,265,760)	—
Transfers into Level 3 ‡	51,102,716	32,481,730	—
Reclassifications within Level 3 §	—	—	(325,743)
Ending balance	$1,036,044,457	$101,934,853	$64,521,901
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$10,308,166	$(4,283,483)	$(4,684,951)
*	Includes payments received in kind and accretion of original issue and market discounts
†	Comprised of five investments that transferred to Level 2 due to increased observable market activity
‡	Comprised of seven investments that transferred from Level 2 due to reduced trading volumes
§	Comprised of two investments that reclassified to Advisor Valuation
	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$1,124,504	$—	$2,428,217
Net realized and unrealized gains (losses)	(965,608)	—	(776,175)
Acquisitions *	1,050,297	—	192
Dispositions	(1,101,994)	—	(417,816)
Reclassifications within Level 3 †	—	—	325,743
Ending balance	$107,199	$—	$1,560,161
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(923,543)	$—	$(1,192,560)
*	Includes payments received in kind and accretion of original issue and market discounts
†	Comprised of two investments that reclassified from Independent Third-Party Valuation

There were no transfers between Level 1 and 2 during the year ended December 31, 2016.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

2. Summary of Significant Accounting Policies – (continued)

At December 31, 2015, the Partnership’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$—	$—	$—
2	Other direct and indirect observable market inputs *	92,311,257	39,817,757	—
3	Independent third-party valuation sources that employ significant unobservable inputs	907,967,337	89,314,530	49,956,123
3	Advisor valuations with significant unobservable inputs	1,124,504	—	2,428,217
Total		$1,001,403,098	$129,132,287	$52,384,340
*	For example, quoted prices in inactive markets or quotes for comparable investments

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2015 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.)
Bank Debt	$715,701,737	Income approach	Discount rate	4.2% – 18.9% (11.8%)
	140,033,088	Market quotations	Indicative bid/ask quotes	1 – 5(1)
	36,550,712	Market comparable companies	Revenue multiples	0.3x – 4.5x(2.2x)
	16,806,304	Market comparable companies	EBITDA multiples	3.3x – 11.5x(7.8x)
Other Corporate Debt	80,046,530	Market quotations	Indicative bid/ask quotes	1(1)
	9,268,000	Market comparable companies	EBITDA multiples	7.3x(7.3x)
Equity	7,908,649	Income approach	Discount rate	5.9% – 26.2% (8.0%)
	15,827,563	Market quotations	Indicative bid/ask quotes	1 – 2(1)
	3,212,249	Market comparable companies	Revenue multiples	0.3x – 6.0x(3.2x)
	25,435,879	Market comparable companies	EBITDA multiples	4.4x – 11.5x(6.8x)
$1,050,790,711

Changes in investments categorized as Level 3 during the year ended December 31, 2015 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$840,538,179	$56,621,975	$30,618,142
Net realized and unrealized gains (losses)	(28,968,245)	(791,712	15,282,086
Acquisitions *	531,073,121	1,200,149	15,292,847
Dispositions	(412,262,543)	(7,263,190)	(11,236,952)
Transfers out of Level 3 †	(36,143,175)	(16,311,094)	—
Transfers into Level 3 ‡	13,730,000	51,247,224	—
Reclassifications within Level 3 §	—	4,611,178	—
Ending balance	$907,967,337	$89,314,530	$49,956,123
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(22,211,825)	$(683,384)	$9,375,525
*	Includes payments received in kind and accretion of original issue and market discounts
†	Comprised of five investments that transferred to Level 2 due to increased observable market activity
‡	Comprised of three investments that transferred from Level 2 due to reduced trading volumes
§	Comprised of one investment that reclassified from Advisor Valuation

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

2. Summary of Significant Accounting Policies – (continued)

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$—	$4,611,178	$2,324,629
Net realized and unrealized gains (losses)	134,445	—	104,805
Acquisitions *	1,725,244	—	—
Dispositions	(735,185)	—	(1,217)
Reclassifications within Level 3 †	—	(4,611,178)	—
Ending balance	$1,124,504	$—	$2,428,217
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$134,445	$—	$333,095
*	Includes payments received in kind and accretion of original issue and market discounts
†	Comprised of one investment that reclassified to Independent Third-Party Valuation

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

Foreign Investments

The Partnership may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 0.2% and 1.4% of total investments at December 31, 2016 and December 31, 2015, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at December 31, 2016 and December 31, 2015 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies,

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

2. Summary of Significant Accounting Policies – (continued)

when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

Derivatives

In order to mitigate certain currency exchange and interest rate risks, the Partnership may enter into certain derivative transactions. All derivatives are reported at their gross amounts as either assets or liabilities in the Consolidated Statements of Assets and Liabilities. Transactions entered into are accounted for using the mark-to-market method with the resulting change in fair value recognized in earnings for the current period. Risks may arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts and from unanticipated movements in interest rates and the value of foreign currencies relative to the U.S. dollar. Certain derivatives may also require the Partnership to pledge assets as collateral to secure its obligations. As of December 31, 2016, no derivatives were outstanding.

During the year ended December 31, 2016, the Partnership entered into and exited a GBP put option with a notional amount of £2.7 million. During the year ended December 31, 2016, the Partnership’s interest rate cap with a notional amount of $25.0 million expired, and the Partnership exited a cross currency basis swap with a notional amount of $16.4 million. The interest rate cap was reported in the Consolidated Statements of Assets and Liabilities under the caption, “Options.” Gains and losses from derivatives during the year ended December 31, 2016 were included in net realized and unrealized gain (loss) on investments in the Consolidated Statements of Operations as follows:

Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)
Put option	$—	$—
Cross currency basis swap	2,746,072	(3,229,442)
Interest rate cap	(51,750)	51,750

The Partnership did not enter into any new derivative transactions during the year ended December 31, 2015. At December 31, 2015, the Partnership held an interest rate cap with a notional amount of $25.0 million and a cross currency basis swap with a notional amount of $16.4 million. The interest rate cap and the cross currency basis swap are reported in the Consolidated Statements of Assets and Liabilities as options and unrealized appreciation on swaps, respectively. Gains and losses from derivatives during the year ended December 31, 2015 were included in net realized and unrealized gain (loss) on investments in the Consolidated Statements of Operations as follows:

Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)
Cross currency basis swap	$—	$1,511,832
Interest rate cap	—	(497)

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

2. Summary of Significant Accounting Policies – (continued)

Valuations of derivatives held at December 31, 2015 were determined using observable market inputs other than quoted prices in active markets for identical assets and, accordingly, are classified as Level 2 in the GAAP valuation hierarchy.

Deferred Debt Issuance Costs

Costs of approximately $1.8 million were incurred during 2015 in connection with the extension of the Partnership’s credit facility (see Note 4). Costs of approximately $1.9 million were incurred during 2015 in connection with placing and extending TCPC Funding’s revolving credit facility (see Note 4). Costs of approximately $1.2 million and $0.4 million were incurred during the year ended December 31, 2016 and year ended December 31, 2015, respectively, in connection with placing the SBA Debentures (see Note 4). These costs were deferred and are being amortized on a straight-line basis over the estimated life of the respective instruments. The impact of utilizing the straight-line amortization method versus the effective-interest method is not material to the operations of the Partnership.

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

Income Taxes

The income or loss of the Partnership, TCPC Funding and the SBIC is reported in the respective partners’ income tax returns. Consequently, no income taxes are paid at the partnership level or reflected in the Partnership’s financial statements. In accordance with ASC Topic 740 – Income Taxes, the Partnership recognizes in its consolidated financial statements the effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination. As of December 31, 2016, all tax years of the Partnership, TCPC Funding and the SBIC since January 1, 2013 remain subject to examination by federal tax authorities. No such examinations are currently pending.

Cost and unrealized appreciation and depreciation of the Partnership’s investments (including derivatives) for U.S. federal income tax purposes at December 31, 2016 and December 31, 2015 were as follows:

	December 31, 2016	December 31, 2015
Unrealized appreciation	$33,945,996	$30,920,149
Unrealized depreciation	(65,041,945)	(79,759,600)
Net unrealized depreciation	$(31,095,949)	$(48,839,451)
Cost	$1,346,065,819	$1,231,759,176

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

2. Summary of Significant Accounting Policies – (continued)

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

The Partnership also adopted ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs as well as ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015. Together, these ASUs required, in most cases, that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Debt issuance costs incurred in connection with line-of-credit arrangements, however, may continue to be presented as an asset in the balance sheet. The adoption of these ASUs resulted in the reclassification of certain debt issuance costs related to the Term Loan and SBA Debentures (as defined in Note 4) from deferred debt issuance costs to debt in the Consolidated Statements of Assets and Liabilities. As of December 31, 2016 and December 31, 2015, $2.7 million and $1.8 million in debt issuance costs, respectively, were included in debt in the Consolidated Statements of Assets and Liabilities.

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

December 31, 2016

3. Management Fees, Incentive Compensation and Other Expenses

The Partnership’s management fee is calculated at an annual rate of 1.5% of total assets (excluding cash and cash equivalents) of TCPC on a consolidated basis as of the beginning of each quarter and is payable to the Advisor quarterly in arrears.

Incentive compensation is only paid to the extent that TCPC’s total performance exceeds a cumulative 8% annual return since January 1, 2013 (the “Total Return Hurdle”). The incentive compensation equals 20% of net investment income (reduced by preferred dividends) and 20% of net realized gains (reduced by any net unrealized losses), subject to the Total Return Hurdle. The incentive compensation is payable quarterly in arrears as an allocation and distribution to the General Partner and is calculated as the difference between cumulative incentive compensation earned since January 1, 2013 and cumulative incentive compensation paid since January 1, 2013. A reserve for incentive compensation is allocated to the account of the General Partner based on the amount of additional incentive compensation that would have been distributable to the General Partner assuming a hypothetical liquidation of TCPC and the Partnership at net asset value on the balance sheet date. The General Partner’s equity interest in the Partnership is comprised entirely of such reserve amount, if any. As of December 31, 2016 and December 31, 2015, no such reserve was allocated.

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

Total leverage outstanding and available at December 31, 2016 was as follows:

	Maturity	Rate		Carrying Value	Available	Total Capacity
SVCP Facility
SVCP Revolver	2018	L+2.50	%*	$—	$116,000,000	$116,000,000
Term Loan	2018	L+2.50	%*	100,500,000	—	100,500,000
TCPC Funding Facility	2020	L+2.50	%†	175,000,000	175,000,000	350,000,000
SBA Debentures	2024-2026	2.58	%‡	61,000,000	89,000,000	150,000,000
Total leverage				336,500,000	$380,000,000	$716,500,000
Unamortized issuance costs				(2,712,574)
Debt, net of unamortized issuance costs				$333,787,426
*	Based on either LIBOR or the lender’s cost of funds, subject to certain limitations
†	Or L+2.25% subject to certain funding requirements
‡	Weighted-average interest rate, excluding fees of 0.36%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

4. Leverage – (continued)

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

The combined weighted-average interest rates on total leverage outstanding at December 31, 2016 and December 31, 2015 were 3.23% and 2.65%, respectively.

Total expenses related to debt include:

	Year Ended December 31,
	2016	2015	2014
Interest expense	$12,560,699	$9,421,079	$3,758,041
Amortization of deferred debt issuance costs	1,872,826	1,549,655	1,553,553
Commitment fees	1,289,330	1,155,096	885,496
Total	$15,722,855	$12,125,830	$6,197,090

Amounts outstanding under the SVCP Facility, the TCPC Funding Facility and the SBA Debentures are carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of December 31, 2016, the estimated fair values of the SVCP Facility, the TCPC Funding Facility and the SBA Debentures approximated their carrying values. The estimated fair values of the SVCP Facility, the TCPC Funding Facility and the SBA Debentures are determined by discounting projected remaining payments using market interest rates for borrowings of the Partnership and entities with similar credit risks at the measurement date. At December 31, 2016, the estimated fair values of the SVCP Facility, the TCPC Funding Facility and the SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

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

Advances under the SVCP Facility through July 31, 2014 bore interest at an annual rate equal to 0.44% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). Advances under the SVCP Facility for periods from July 31, 2014 through September 3, 2015 bore interest at an annual rate equal to

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

4. Leverage – (continued)

2.50% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). Advances under the SVCP Facility from September 3, 2015 through July 31, 2016 bore interest at an annual rate equal to 1.75% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). Advances under the SVCP Facility from July 31, 2016 through the maturity date of the facility bear interest at an annual rate of 2.50% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). In addition to amounts due on outstanding debt, the SVCP Revolver accrues commitment fees of 0.20% per annum on the unused portion of the facility, or 0.25% per annum when less than $46.4 million in borrowings are outstanding. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Partnership fail to satisfy certain financial or other covenants. As of December 31, 2016, the Partnership was in full compliance with such covenants.

SBA Debentures

As of December 31, 2016 the SBIC was able to issue up to $150.0 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of December 31, 2016, the Partnership had committed $75.0 million of regulatory capital to the SBIC, all of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of LIBOR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

SBA Debentures outstanding as of December 31, 2016 were as follows:

Issuance Date	Maturity	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 24, 2014	September 1, 2024	$18,500,000	3.02%	0.36%
March 25, 2015	March 1, 2025	9,500,000	2.52%	0.36%
September 23, 2015	September 1, 2025	10,800,000	2.83%	0.36%
March 23, 2016	March 1, 2026	4,000,000	2.51%	0.36%
September 21, 2016	September 1, 2026	18,200,000	2.05%	0.36%
		$61,000,000	2.58%*
*	Weighted-average interest rate

SBA Debentures outstanding as of December 31, 2015 were as follows:

Issuance Date	Maturity	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
Pooled loans:
September 24, 2014	September 1, 2024	$18,500,000	3.02%	0.36%
March 25, 2015	March 1, 2025	9,500,000	2.52%	0.36%
September 23, 2015	September 1, 2025	10,800,000	2.83%	0.36%
		38,800,000	2.84%*
Non-pooled loans:
December 15, 2015	March 22, 2026	4,000,000	0.90%	0.36%
		$42,800,000
*	Weighted-average interest rate on pooled loans

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

4. Leverage – (continued)

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

Borrowings under the TCPC Funding Facility bear interest at a rate of LIBOR plus either 2.25% or 2.50% per annum, subject to certain funding requirements, plus an administrative fee of 0.25% per annum. In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.50% per annum on the unused portion of the facility, or 0.75% per annum when the unused portion is greater than 33% of the total facility, plus an administrative fee of 0.25% per annum. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding fail to satisfy certain financial or other covenants. As of December 31, 2016, TCPC Funding was in full compliance with such covenants.

Preferred Interests

As of December 31, 2016 and 2015, no Preferred Interests were outstanding. On June 30, 2015, the Partnership repurchased and retired 1,675 of the previously outstanding 6,700 Preferred Interests at a price of $31.8 million. On September 3, 2015, the Partnership repurchased and retired the remaining 5,025 Preferred Interests outstanding at a price of $100.5 million.

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

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk – (continued)

The Consolidated Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at December 31, 2016 and December 31, 2015 as follow:

		Unfunded Balances
Issuer	Maturity	December 31, 2016	December 31, 2015
Alera Group Intermediate Holdings, Inc.	12/30/2021	$833,333	$	N/A
Alera Group Intermediate Holdings, Inc.	12/30/2022	759,547		N/A
Alpheus Communications, LLC	5/31/2018	357,419		1,072,256
AP Gaming I, LLC	12/20/2018	12,500,000		12,500,000
Acrisure, LLC	11/19/2022	N/A		1,351,596
Anuvia Plant Nutrients Holdings, LLC (VitAG)	2/1/2018	N/A		4,300,000
Asset International, Inc.	7/31/2020	1,325,721		565,544
Auto Trakk SPV, LLC	12/21/2021	3,827,058		N/A
Bisnow, LLC	4/29/2021	1,200,000		N/A
Caliber Home Loans, Inc.	6/30/2020	6,666,667		N/A
Cargojet Airways, LTD.	1/31/2023	N/A		14,457,306
Central MN Renewables, LLC	1/16/2016	N/A		2,100,000
Daymark Financial Acceptance, LLC	1/12/2020	N/A		20,000,000
Edmentum, Inc.	6/9/2020	3,368,586		3,368,586
Enerwise Global Technologies, Inc.	11/30/2017	4,000,000		7,500,000
Essex Ocean, LLC	3/25/2019	N/A		22,008,557
Fidelis Acquisitionco, LLC	11/4/2019	N/A		1,909,286
Hylan Datacom & Electrical, LLC	7/25/2016	1,247,989		N/A
iGM RFE1 B.V.	10/12/2021	855,935		N/A
InMobi, Inc.	9/1/2018	7,500,000		9,354,959
Marketo, Inc.	8/16/2016	1,704,545		N/A
MediMedia USA, Inc.	5/20/2018	N/A		4,293,500
Mesa Air Group, Inc.	7/15/2022	N/A		13,575,000
Mesa Airlines, Inc.	2/28/2022	9,268,182		N/A
Mesa Airlines, Inc.	12/31/2022	9,731,591		N/A
Pegasus Business Intelligence, LP (Onyx Centersource)	12/20/2021	671,356		N/A
Redaptive, Inc.	7/1/2018	N/A		15,000,000
RM OpCo, LLC (Real Mex)	3/30/2018	N/A		440,774
Utilidata, Inc.	1/1/2019	N/A		4,800,000
Vistronix, LLC	12/4/2018	N/A		205,558
VSS-Southern Holdings, LLC	11/3/2020	856,164		N/A
Waterfall International, Inc.	9/1/2018	N/A		3,200,000
Total Unfunded Balances		$66,674,093		$142,002,922

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

6. Related Party Transactions

TCPC, the Partnership, TCPC Funding, the SBIC, the Advisor, the General Partner and their members and affiliates may be considered related parties. From time to time, the Partnership advances payments to third parties on behalf of TCPC which are reimbursable through deductions from distributions to TCPC. At December 31, 2016 and December 31, 2015, no such amounts were outstanding. From time to time, the Advisor advances payments to third parties on behalf of the Partnership and receives reimbursement from the Partnership. At December 31, 2016 and 2015, amounts reimbursable to the Advisor totaled $0.3 million and $0.3 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Partnership (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Partnership, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Partnership. For the years ended December 31, 2016, 2015 and 2014, expenses allocated pursuant to the Administration Agreement totaled $1.7 million, $1.6 million and $1.4 million, respectively.

On November 25, 2014, the Partnership obtained an exemptive order (the “Exemptive Order”) from the Securities and Exchange Commission permitting the Partnership to purchase certain investments from affiliated investment companies at fair value. The Exemptive Order exempts the Partnership from provisions of Sections 17(a) and 57(a) of the 1940 Act which would otherwise restrict such transfers. All such purchases are subject to the conditions set forth in the Exemptive Order, which among others include certain procedures to verify that each purchase is done at the current fair value of the respective investment. During the years ended December 31, 2016 and 2015, the Partnership purchased approximately $0.0 million and $94.5 million, respectively, of investments from affiliates (as defined in the 1940 Act), which were classified as Level 2 in the GAAP valuation hierarchy at the time of the transfer. The selling party has no continuing involvement in the transferred assets. All of the transfers were consummated in accordance with the provisions of the Exemptive Order and were accounted for as a purchase in accordance with ASC 860, Transfers and Servicing.

7. Distributions

The Partnership’s distributions are recorded on the record date. The timing of distributions is determined by the General Partner, which has provided the Advisor with certain criteria for such distributions.

8. Subsequent Events

On February 28, 2017, TCPC’s board of directors declared a first quarter regular dividend of $0.36 per share payable on March 31, 2017 to stockholders of record as of the close of business on March 17, 2017.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

9. Financial Highlights

The financial highlights with respect to the common limited partner are as follows:

	Year Ended December 31,
	2016	2015	2014	2013	2012
Return on invested assets (1)	12.5%	9.4%	9.7%	13.6%	9.0%

Gross return to common limited partner	12.4%	10.9%	9.4%	17.8%	9.8%
Less: General Partner profit allocation	(2.5%)	(2.2%)	(1.9%)	(3.6%)	—
Return to common limited partner (2)	9.9%	8.7%	7.5%	14.2%	9.8%

Ratios to average common equity: (3)
Net investment income (4)	9.7%	13.2%	10.2%	11.5%	14.3%
Expenses	4.5%	4.2%	3.5%	3.4%	3.3%
Expenses and General Partner allocation	6.6%	6.6%	5.6%	6.5%	3.3%

Ending net assets attributable to common limited partner	$1,031,709,637	$827,455,601	$833,816,090	$552,263,625	$317,209,574
Portfolio turnover rate	37.9%	37.8%	28.4%	38.9%	48.3%
Weighted-average leverage outstanding (5)	$388,295,628	$407,622,740	$290,547,945	$222,471,233	$159,374,317
Weighted-average interest rate on leverage (6)	3.2%	2.5%	1.8%	1.2%	1.1%
	December 31,
Asset Coverage:	2016	2015	2014	2013	2012
Series A Preferred Equity Facility:
Interests outstanding	—	—	6,700	6,700	6,700
Involuntary liquidation value per interest	N/A	N/A	$20,074	$20,075	$20,079
Asset coverage per interest	N/A	N/A	$66,659	$68,255	$50,593

Revolving Facilities:
Debt outstanding (7)	$336,500,000	$396,300,000	$223,000,000	$95,000,000	$74,000,000
Asset coverage per $1,000 of debt outstanding	$4,033	$3,067	$5,312	$8,192	$7,093
(1)	Return on invested assets is a time-weighted, geometrically linked rate of return and excludes cash and cash equivalents.
(2)	Returns (net of dividends on the preferred equity facility, allocations to the General Partner, and Partnership expenses, including financing costs and management fees) calculated on a monthly geometrically linked, time-weighted basis.
(3)	These ratios include interest expense but do not reflect the effect of dividends on the preferred equity facility.
(4)	Net of allocation to the General Partner.
(5)	Includes both debt and preferred leverage.
(6)	Includes dividends on the preferred leverage facility.
(7)	Excludes unamortized debt issuance costs which are netted in the Consolidated Statements of Assets and Liabilities.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

10. Select Quarterly Data (Unaudited)

	2016
	Q4	Q3	Q2	Q1
Total investment income	$39,527,322	$38,468,990	$35,595,171	$34,589,282
Net investment income	27,593,507	28,505,118	25,920,337	24,934,913
Net realized and unrealized gain	4,053,638	208,756	2,675,361	(6,823,253)
Net increase in net assets resulting from operations	$31,647,145	$28,713,874	$28,595,698	$18,111,660
	2015
	Q4	Q3	Q2	Q1
Total investment income	$39,616,004	$35,345,832	$38,937,820	$32,815,353
Net investment income	29,580,153	26,532,610	30,215,214	25,017,144
Net realized and unrealized gain	(18,739,472)	(1,886,201)	(2,214,992)	435,554
Gain on repurchase of Series A preferred interests	—	—	1,675,000	—
Preferred dividends	—	(62,294)	(349,907)	(341,939)
Net increase in net assets resulting from operations	$10,840,681	$24,584,115	$29,325,315	$25,110,759
	2014
	Q4	Q3	Q2	Q1
Total investment income	$32,135,038	$27,190,466	$24,587,300	$22,668,644
Net investment income	24,664,904	21,132,932	19,123,094	18,228,168
Net realized and unrealized gain	(24,967,480)	(4,505,178)	(3,011,938)	5,180,018
Preferred dividends	(360,303)	(362,169)	(357,060)	(358,640)
Net increase in net assets resulting from operations	$(662,879)	$16,265,585	$15,754,096	$23,049,546

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Changes in Investments in Affiliates (1)

Year Ended December 31, 2016

Security	Dividends or Interest (2)	Fair Value at December 31, 2015	Acquisitions (3)	Dispositions (4)	Fair Value at December 31, 2016
36th Street Capital Partners Holdings, LLC, Membership Units	$—	$225,000	$6,656,342	$(62,445)	$6,818,897
36th Street Capital Partners Holdings, LLC, Subordinated Promissory Note, 12%, due 11/1/20	1,921,851	900,000	28,303,304	—	29,203,304
AGY Holding Corp., Senior Secured 2nd Lien Notes, 11%, due 11/15/16	1,019,480	9,268,000	—	—	9,268,000
AGY Holding Corp., Senior Secured Delayed Draw Term Loan, 12%, due 9/15/18	20,074	—	1,049,147	—	1,049,147
AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/16	594,088	4,869,577	133	—	4,869,710
Anacomp, Inc., Class A Common Stock	—	1,581,964	—	(376,658)	1,205,306
Edmentum Ultimate Holdings, LLC, Junior PIK Notes, 10%, due 6/9/20	1,381,227	11,343,490	1,362,996	(605,003)	12,101,483
Edmentum Ultimate Holdings, LLC, Senior PIK Notes, 8.5%, due 6/9/20	236,640	2,612,408	233,838	—	2,846,246
Edmentum, Inc., Junior Revolving Facility, 5%, due 6/9/20	51,210	—	2,762,241	(2,762,241)	—
Edmentum Ultimate Holdings, LLC, Class A Common Units	—	680,218	443,373	—	1,123,591
EPMC HoldCo, LLC, Membership Units	—	682,614	102,392	(574,971)	210,035
Essex Ocean II, LLC, Membership Units	—	200,686	65,438	(107,079)	159,045
Globecomm Systems Inc., Senior Secured 1st Lien Term Loan, LIBOR + 7.625%, 1.25% LIBOR Floor, due 12/11/18	1,316,646	14,256,233	562,182	(338,413)	14,480,002
KAGY Holding Company, Inc., Series A Preferred Stock	—	6,118,515	45,967	(1,557,236)	4,607,246
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, 8.2% Cash + 3.5% PIK, due 7/2/17	2,475,897	25,000,000	661,542	(4,384,889)	21,276,653
Kawa Solar Holdings Limited, Revolving Credit Facility, 8.2%, due 7/2/17	93,425	—	4,000,000	—	4,000,000
Kawa Solar Holdings Limited, Ordinary Shares	—	—	—	—	—
Kawa Solar Holdings Limited, Series B Preferred Shares	—	—	1,395,350	—	1,395,350
N659UA Aircraft Secured Mortgage, 12%, due 2/28/16	4,554	318,980	—	(318,980)	—
N661UA Aircraft Secured Mortgage, 12%, due 5/4/16	11,822	570,303	—	(570,303)	—
N913DL Aircraft Secured Mortgage, 8%, due 3/15/17	2,322	115,617	—	(115,617)	—
N918DL Aircraft Secured Mortgage, 8%, due 8/15/18	5,109	237,494	—	(237,494)	—
N954DL Aircraft Secured Mortgage, 8%, due 3/20/19	7,829	342,734	—	(342,734)	—
N955DL Aircraft Secured Mortgage, 8%, due 6/20/19	8,463	369,162	—	(369,162)	—
N956DL Aircraft Secured Mortgage, 8%, due 5/20/19	8,365	365,197	—	(365,197)	—
N957DL Aircraft Secured Mortgage, 8%, due 6/20/19	8,537	372,392	—	(372,392)	—
N959DL Aircraft Secured Mortgage, 8%, due 7/20/19	8,708	379,522	—	(379,522)	—
N960DL Aircraft Secured Mortgage, 8%, due 10/20/19	9,289	403,869	—	(403,869)	—
N961DL Aircraft Secured Mortgage, 8%, due 8/20/19	9,028	393,115	—	(393,115)	—
N976DL Aircraft Secured Mortgage, 8%, due 2/15/18	4,636	218,321	—	(218,321)	—
N913DL Equipment Trust Beneficial Interests	491,371	107,501	375	(107,876)	—
N918DL Equipment Trust Beneficial Interests	8,483	127,662	89,515	(217,177)	—
N954DL Equipment Trust Beneficial Interests	8,743	77,850	17,496	(95,346)	—
N955DL Equipment Trust Beneficial Interests	8,278	108,100	2,433	(110,533)	—
N956DL Equipment Trust Beneficial Interests	8,362	104,478	2,571	(107,049)	—
N957DL Equipment Trust Beneficial Interests	8,249	105,329	2,637	(107,966)	—
N959DL Equipment Trust Beneficial Interests	8,139	106,203	2,702	(108,905)	—
N960DL Equipment Trust Beneficial Interests	7,785	105,937	3,088	(109,025)	—

Security	Dividends or Interest (2)	Fair Value at December 31, 2015	Acquisitions (3)	Dispositions (4)	Fair Value at December 31, 2016
N961DL Equipment Trust Beneficial Interests	7,976	101,487	3,159	(104,646)	—
N976DL Equipment Trust Beneficial Interests	8,635	100,793	755	(101,548)	—
RM Holdco, LLC, Equity Participation	—	—	—	—	—
RM Holdco, LLC, Membership Units	251,887	—	—	—	—
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 7%, due 3/21/16	328,902	3,719,155	1,152,129	—	4,871,284
RM OpCo, LLC, Senior Secured 2nd Lien Term Loan Tranche B, 8.5%, due 3/30/18	804,739	4,490,993	1,131,050	(2,467,273)	3,154,770
RM OpCo, LLC, Senior Secured 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	253,440	2,797,956	251,599	—	3,049,555
RM OpCo, LLC, Convertible 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	165,193	1,783,036	164,019	(3,684)	1,943,371
RM OpCo, LLC, Senior Convertible 2nd Lien Term Loan B, 8.5%, due 3/30/18	248,959	2,188,233	2,063,135	—	4,251,368
United N659UA-767, LLC (N659UA)	456,168	3,368,599	448,126	(624,787)	3,191,938
United N661UA-767, LLC (N661UA)	549,091	3,294,024	673,594	(701,517)	3,266,101
Wasserstein Cosmos Co-Invest, L.P., Limited Partnership Units	—	4,198,500	—	(2,668,500)	1,530,000

Notes to Consolidated Schedule of Changes in Investments in Affiliates:

(1)	The issuers of the securities listed on this schedule are considered affiliates under the Investment Company Act of 1940 due to the ownership by the Partnership of 5% or more of the issuers' voting securities.
(2)	Also includes fee and lease income as applicable.
(3)	Acquisitions include new purchases, PIK income, amortization of original issue and market discounts and net unrealized appreciation.
(4)	Dispositions include decreases in the cost basis from sales, paydowns, mortgage amortizations, aircraft depreciation and net unrealized depreciation.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Changes in Investments in Affiliates(1)

Year Ended December 31, 2015

Security	Dividends or Interest (2)	Fair Value at December 31, 2014	Acquisitions(3)	Dispositions(4)	Fair Value at December 31, 2015
36th Street Capital Partners Holdings, LLC, Membership Units	$15,600	$—	$225,000	$—	$225,000
36th Street Capital Partners Holdings, LLC, Subordinated Promissory Note, 12%, due 11/1/20	—	—	900,000	—	900,000
AGY Holding Corp., Senior Secured 2nd Lien Notes, 11%, due 11/15/16	1,019,480	9,017,764	250,236	—	9,268,000
AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/16	592,466	4,869,577	—	—	4,869,577
Anacomp, Inc., Class A Common Stock	—	916,535	665,429	—	1,581,964
Edmentum Ultimate Holdings, LLC, Junior PIK Notes, 10%, due 6/9/20	715,131	—	12,054,264	(710,774)	11,343,490
Edmentum Ultimate Holdings, LLC, Senior PIK Notes, 8.5%, due 6/9/20	124,828	—	2,612,408	—	2,612,408
Edmentum, Inc., Junior Revolving Facility, 5%, due 6/9/20	22,329	—	2,105,366	(2,105,366)	—
Edmentum Ultimate Holdings, LLC, Class A Common Units	—	—	680,218	—	680,218
EPMC HoldCo, LLC, Membership Units	—	682,614	—	—	682,614
Essex Ocean II, LLC, Membership Units	—	—	200,686	—	200,686
Globecomm Systems Inc., Senior Secured 1st Lien Term Loan, LIBOR + 7.625%, 1.25% LIBOR Floor, due 12/11/18	1,330,125	14,656,950	121,560	(522,277)	14,256,233
KAGY Holding Company, Inc., Series A Preferred Stock	—	121,975	5,996,540	—	6,118,515
N659UA Aircraft Secured Mortgage, 12%, due 2/28/16	120,307	1,659,003	—	(1,340,023)	318,980
N661UA Aircraft Secured Mortgage, 12%, due 5/4/16	137,289	1,899,950	—	(1,329,647)	570,303
N913DL Aircraft Secured Mortgage, 8%, due 3/15/17	12,800	209,168	—	(93,551)	115,617
N918DL Aircraft Secured Mortgage, 8%, due 8/15/18	21,901	320,440	—	(82,946)	237,494
N954DL Aircraft Secured Mortgage, 8%, due 3/20/19	30,753	437,679	315	(95,260)	342,734
N955DL Aircraft Secured Mortgage, 8%, due 6/20/19	32,662	460,258	539	(91,635)	369,162
N956DL Aircraft Secured Mortgage, 8%, due 5/20/19	32,415	457,902	479	(93,184)	365,197
N957DL Aircraft Secured Mortgage, 8%, due 6/20/19	32,947	464,283	544	(92,435)	372,392
N959DL Aircraft Secured Mortgage, 8%, due 7/20/19	33,476	470,601	612	(91,691)	379,522
N960DL Aircraft Secured Mortgage, 8%, due 10/20/19	35,326	493,258	831	(90,220)	403,869
N961DL Aircraft Secured Mortgage, 8%, due 8/20/19	34,574	484,908	694	(92,487)	393,115
N976DL Aircraft Secured Mortgage, 8%, due 2/15/18	20,940	314,588	—	(96,267)	218,321
N913DL Equipment Trust Beneficial Interests	25,444	117,497	90,909	(100,905)	107,501
N918DL Equipment Trust Beneficial Interests	21,074	135,890	81,670	(89,898)	127,662
N954DL Equipment Trust Beneficial Interests	21,205	72,604	112,997	(107,751)	77,850
N955DL Equipment Trust Beneficial Interests	20,000	111,010	103,527	(106,437)	108,100
N956DL Equipment Trust Beneficial Interests	20,172	106,800	105,581	(107,903)	104,478
N957DL Equipment Trust Beneficial Interests	19,872	107,682	105,105	(107,458)	105,329
N959DL Equipment Trust Beneficial Interests	19,577	108,579	104,638	(107,014)	106,203
N960DL Equipment Trust Beneficial Interests	18,590	107,865	104,750	(106,678)	105,937
N961DL Equipment Trust Beneficial Interests	19,044	102,826	107,207	(108,546)	101,487
N976DL Equipment Trust Beneficial Interests	20,825	102,006	101,347	(102,560)	100,793
RM Holdco, LLC, Equity Participation	—	792	—	(792)	—
RM Holdco, LLC, Membership Units	—	—	—	—	—
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 7%, due 3/21/16	272,075	3,900,025	18,674	(199,544)	3,719,155
RM OpCo, LLC, Senior Secured 2nd Lien Term Loan Tranche B, 8.5%, due 3/30/18	736,422	6,457,325	731,070	(2,697,402)	4,490,993

Security	Dividends or Interest (2)	Fair Value at December 31, 2014	Acquisitions(3)	Dispositions(4)	Fair Value at December 31, 2015
RM OpCo, LLC, Senior Secured 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	238,052	2,567,717	239,889	(9,650)	2,797,956
RM OpCo, LLC, Convertible 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	165,715	1,636,314	164,641	(17,919)	1,783,036
RM OpCo, LLC, Senior Convertible 2nd Lien Term Loan B, 8.5%, due 3/30/18	120,207	631,164	1,557,069	—	2,188,233
United N659UA-767, LLC (N659UA)	581,125	3,177,822	1,268,821	(1,078,044)	3,368,599
United N661UA-767, LLC (N661UA)	569,770	3,078,923	1,230,498	(1,015,397)	3,294,024
Wasserstein Cosmos Co-Invest, L.P., Limited Partnership Units	—	4,175,000	1,050,000	(1,026,500)	4,198,500

Notes to Consolidated Schedule of Changes in Investments in Affiliates:

(1)	The issuers of the securities listed on this schedule are considered affiliates under the Investment Company Act of 1940 due to the ownership by the Partnership of 5% or more of the issuers’ voting securities.
(2)	Also includes fee and lease income as applicable.
(3)	Acquisitions include new purchases, PIK income, accretion of original issue and market discounts and net unrealized appreciation.
(4)	Dispositions include decreases in the cost basis from sales, paydowns, mortgage amortizations, aircraft depreciation and net unrealized depreciation.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2016

Investment	Acquisition Date
Avanti Communications Group, PLC, Senior Secured Notes, 10%, due 10/1/19	9/26/13
BlackLine Intermediate, Inc., Warrants to Purchase Common Stock	9/25/13
Boomerang Tube Holdings, Inc., Common Stock	2/2/16
Caribbean Financial Group, Senior Secured Notes, 11.5%, due 11/15/19	10/19/12
Epic Aero, Inc. (One Sky), Warrants to Purchase Common Stock	12/4/13
Findly Talent, LLC, Membership Units	1/1/14
Fuse Media, LLC, Warrants to Purchase Common Stock	8/3/12
Fuse, LLC, Senior Secured Notes, 10.375%, due 7/1/19	6/18/14
GACP I, LP, Membership Units	10/1/15
Gogo Intermediate Holdings, LLC, Senior Secured Notes, 12.5%, due 7/1/22	6/9/16
Green Biologics, Inc., Warrants to Purchase Stock	12/22/14
InMobi, Inc., Warrants to Purchase Stock	9/18/15
Integra Telecom, Inc., Common Stock	11/19/09
Integra Telecom, Inc., Warrants	11/19/09
Iracore International, Inc., Senior Secured Notes, 9.5%, due 6/1/18	5/8/13
Magnolia Finance V plc, Asset-Backed Credit Linked Notes, 13.125%, due 8/2/21	8/1/13
Marsico Holdings, LLC, Common Interest Units	9/10/12
Nanosys, Inc., Warrants to Purchase Common Stock	3/29/16
NEG Parent, LLC, Class A Units	10/17/16
NEG Parent, LLC, Class A Warrants to Purchase Class A Units	10/17/16
NEG Parent, LLC, Class B Warrants to Purchase Class A Units	10/17/16
NEG Parent, LLC, Class P Units	10/17/16
NEXTracker, Inc., Series B Preferred Stock	12/17/14
NEXTracker, Inc., Series C Preferred Stock	6/12/15
Rightside Group, Ltd., Warrants	8/6/14
Shop Holding, LLC (Connexity), Class A Units	6/2/11
Soasta, Inc., Warrants to Purchase Series F Preferred Stock	3/4/16
Soraa, Inc., Warrants to Purchase Common Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
STG-Fairway Holdings, LLC (First Advantage), Class A Units	12/30/10
Trade Finance Funding I, Ltd., Secured Class B Notes, 10.75%, due 11/13/18	11/13/13
Utilidata, Inc., Warrants to Purchase Stock	12/22/15
V Telecom Investment S.C.A. (Vivacom), Common Shares	11/9/12
Waterfall International, Inc., Series B Preferred Stock	9/16/2015
Waterfall International, Inc., Warrants to Purchase Stock	9/16/2015

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

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2016 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 based upon the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2016.

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

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2017 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016 and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2017 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2017 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2017 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2017 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules
a.	Documents Filed as Part of this Report

The following reports and consolidated financial statements are set forth in Item 8:

b.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Number	Description
3.1	Articles of Incorporation of the Registrant (1)
4.1	Statement of Preferences of Preferred Interests (2)
10.1	Form of Investment Management Agreement By and Between Registrant and Tennenbaum Capital Partners, LLC(3)
10.2	Form of Administration Agreement of the Registrant (4)
10.3	Form of Co-Management Agreement of the Registrant (5)
10.4	Custodial Agreement dated as of July 31, 2006 (6)
10.5	Credit Agreement dated July 31, 2006 (7)
10.6	Form of First Amendment to Credit Agreement dated February 28, 2011(8)
10.7	Form of Second Amendment to Credit Agreement dated September 18, 2013(9)
10.8	Form of Loan Financing and Servicing Agreement dated May 15, 2013 (10)
10.9	Form of Amendment No. 1 to Loan Financing and Servicing Agreement dated August 13, 2013(11)
10.10	Form of Amendment No. 2 to Loan Financing and Servicing Agreement dated September 10, 2013(12)
10.11	Form of Sale and Contribution Agreement dated May 15, 2013(13)
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

12	Computation of Ratios (included in the notes to the financial statements contained in this report)
14.1	Consolidated Code of Ethics of the Registrant and the Advisor(14)
21.1	Subsidiaries of the Registrant*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)*
*	Filed herewith.
(1)	Incorporated by reference to Exhibit (k)(6) to TCP Capital Corp.’s (formerly Special Value Continuation Fund, LLC) Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-172669), filed on May 13, 2011.
(2)	Incorporated by reference to Exhibit (k)(7) to TCP Capital Corp.’s Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-172669), filed on May 13, 2011.
(3)	Incorporated by reference to Exhibit (k)(8) to TCP Capital Corp.’s Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-172669), filed on May 13, 2011.
(4)	Incorporated by reference to Exhibit (k)(9) to TCP Capital Corp.’s Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-172669), filed on May 13, 2011.

(5)	Incorporated by reference to Exhibit (g)(2) to Registrant's Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 811-21935), filed on October 31, 2006.
(6)	Incorporated by reference to Exhibit 10.2 to Form 10-12G of Registrant (File No. 000-54393), filed May 6, 2011.
(7)	Incorporated by reference to Exhibit 10.5 to Form 10-12G of Registrant (File No. 000-54393), filed May 6, 2011.
(8)	Incorporated by reference to Exhibit 10.6 to Form 10-12G of Registrant (File No. 000-54393), filed May 6, 2011.
(9)	Incorporated by reference to Exhibit 10.01 to TCP Capital Corp.'s Form 8-K, filed September 19, 2013.
(10)	Incorporated by reference to Exhibits 10.01 of TCP Capital Corp.'s Form 8-K filed on May 17, 2013.
(11)	Incorporated by reference to Exhibit 10.02 of TCP Capital Corp.'s Form 8-K filed on September 10, 2013.
(12)	Incorporated by reference to Exhibit 10.01 of TCP Capital Corp.'s Form 8-K filed on September 10, 2013.
(13)	Incorporated by reference to Exhibit 10.02 of TCP Capital Corp.'s Form 8-K filed on May 17, 2013.
(14)	Incorporated by reference to Exhibit (r) to Registrant's Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 811-21935), filed on October 31, 2006.
(15)	Incorporated by reference to Exhibit 10.01 of TCP Capital Corp.’s Form 8-K filed on February 21, 2014.
(16)	Incorporated by reference to Exhibit 10.01 of TCP Capital Corp.’s Form 8-K filed on June 9, 2014.

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

Date	Signature	Title
February 28, 2017	/s/ Howard M. Levkowitz	Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)
Howard M. Levkowitz

February 28, 2017	/s/ Eric J. Draut	Director
Eric J. Draut

February 28, 2017	/s/ Franklin R. Johnson	Director
Franklin R. Johnson

February 28, 2017	/s/ Peter E. Schwab	Director
Peter E. Schwab

February 28, 2017	/s/ Brian F. Wruble	Director
Brian F. Wruble

February 28, 2017	/s/ M. Freddie Reiss	Director
M. Freddie Reiss

February 28, 2017	/s/ Rajneesh Vig	President and Director
Rajneesh Vig

February 28, 2017	/s/ Paul L. Davis	Chief Financial Officer (Principal Financial Officer)
Paul L. Davis