Form 10-Q
period 2017-03-31
Special Value Continuation Partners, LP
filed 2017-05-09
CIK 1370754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with a new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of the Registrant’s common limited partner interests outstanding as of March 31, 2017 was $1,032,229,446.

SPECIAL VALUE CONTINUATION PARTNERS, LP
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2017

Special Value Continuation Partners, LP
 (A Delaware Limited Partnership)

Consolidated Statements of Assets and Liabilities

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Investments, at fair value:
Companies less than 5% owned (cost of $1,186,962,473 and $1,174,421,611, respectively)	$1,195,112,846	$1,175,097,468
Companies 5% to 25% owned (cost of $79,674,112 and $75,508,585, respectively)	70,471,411	69,355,808
Companies more than 25% owned (cost of $98,351,702 and $96,135,623, respectively)	72,925,529	70,516,594
Total investments (cost of $1,364,988,287 and $1,346,065,819, respectively)	1,338,509,786	1,314,969,870

Cash and cash equivalents	55,964,496	53,579,868
Accrued interest income:
Companies less than 5% owned	13,494,055	12,713,025
Companies 5% to 25% owned	1,383,794	953,561
Companies more than 25% owned	18,333	25,608
Deferred debt issuance costs	3,449,834	3,828,784
Prepaid expenses and other assets	977,571	1,156,279
Total assets	1,413,797,869	1,387,226,995

Liabilities
Debt, net of unamortized issuance costs	369,883,104	333,787,426
Incentive allocation payable	4,976,378	4,716,834
Interest payable	2,466,563	2,715,380
Payable for investments purchased	2,056,600	12,348,925
Payable to the Advisor	445,513	325,790
Accrued expenses and other liabilities	1,740,265	1,623,003
Total liabilities	381,568,423	355,517,358

Commitments and contingencies (Note 5)

Net assets applicable to common limited and general partners	$1,032,229,446	$1,031,709,637

Composition of net assets applicable to common limited and general partners
Paid-in capital in excess of par	$1,180,024,317	$1,180,024,317
Accumulated net investment income	18,754,443	17,764,674
Accumulated net realized losses	(140,050,090)	(134,962,632)
Accumulated net unrealized depreciation	(26,499,224)	(31,116,722)
Net assets applicable to common limited and general partners	$1,032,229,446	$1,031,709,637

See accompanying notes to the consolidated financial statements.

Special Value Continuation Partners, LP
 (A Delaware Limited Partnership)

Consolidated Schedule of Investments (Unaudited)

March 31, 2017

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Activities Related to Credit Intermediation
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Term Loan	LIBOR (Q)	1.00%	6.75%	7.90%	12/20/2021	$14,732,896	$14,597,174	$14,680,595	1.05%
Pegasus Business Intelligence, LP (Onyx Centersource)	Revolver	LIBOR (Q)	1.00%	6.75%	N/A	12/20/2021	$–	(6,336)	(2,383)	-	J
iPayment, Inc.	First Lien Term Loan B2	LIBOR (Q)	1.50%	5.25%	6.75%	5/8/2017	$11,289,051	11,244,616	11,232,605	0.81%
								25,835,454	25,910,817	1.86%
Activities Related to Real Estate
Associations, Inc.	First Lien FILO Term Loan	LIBOR (Q)	1.00%	8.96%	10.11%	12/23/2019	$12,859,453	12,754,268	12,988,048	0.93%

Advertising and Public Relations Services
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 1 Term Loan (2.25% Exit Fee)	LIBOR (M)	0.33%	10.17%	11.17%	12/31/2018	$15,000,000	14,736,380	14,639,250	1.05%	H/K

Air Transportation
Mesa Air Group, Inc.	Acquisition Loan	LIBOR (M)	-	7.25%	8.19%	7/15/2022	$13,531,264	13,344,705	13,801,889	0.99%
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan A	LIBOR (M)	-	7.25%	8.25%	12/14/2021	$15,857,304	15,598,929	15,735,995	1.13%
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan B	LIBOR (M)	-	7.25%	8.25%	2/28/2022	$9,139,604	8,987,292	9,015,772	0.65%
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan C	LIBOR (M)	-	7.25%	N/A	12/31/2022	$–	-	-	-
								37,930,926	38,553,656	2.77%
Amusement and Recreation
AP Gaming I, LLC	First Lien Revolver	LIBOR (Q)	-	8.25%	N/A	12/20/2018	$–	(1,604,966)	(750,000)	(0.05%)	J
VSS-Southern Holdings, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	6.5% Cash + 2% PIK	9.65%	11/3/2020	$24,342,738	23,916,272	24,023,848	1.72%
VSS-Southern Holdings, LLC	Sr Secured Revolver	LIBOR (Q)	1.00%	6.5% Cash + 2% PIK	N/A	11/3/2020	$–	(15,384)	(17,123)	-	J
								22,295,922	23,256,725	1.67%
Apparel Manufacturing
Broder Bros., Co.	First Lien Term Loan (First Out)	LIBOR (Q)	1.25%	5.75%	7.00%	6/3/2021	$9,640,000	9,493,514	9,736,400	0.70%
Broder Bros., Co.	First Lien Term Loan B (Last Out)	LIBOR (Q)	1.25%	12.25%	13.50%	6/3/2021	$9,760,000	9,621,892	9,857,600	0.71%
								19,115,406	19,594,000	1.41%
Building Equipment Contractors
Hylan Datacom & Electrical, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	7.50%	8.54%	7/25/2021	$14,205,048	14,015,350	14,148,228	1.01%

Business Support Services
Enerwise Global Technologies, Inc.	Sr Secured Revolving Loan	LIBOR (Q)	0.23%	8.52%	N/A	11/30/2018	$–	(13,002)	5,800	-	J
Enerwise Global Technologies, Inc.	Sr Secured Term Loan (3.77% Exit Fee)	LIBOR (Q)	0.23%	9.27%	10.27%	11/30/2019	$23,312,500	23,056,935	23,346,303	1.67%	K
STG-Fairway Acquisitions, Inc. (First Advantage)	Second Lien Term Loan	LIBOR (Q)	1.00%	9.25%	10.30%	6/30/2023	$31,000,000	30,606,690	29,313,600	2.10%
								53,650,623	52,665,703	3.77%
Chemicals
Anuvia Plant Nutrients Holdings, LLC	Sr Secured Term Loan (8.0% Exit Fee)	LIBOR (M)	-	10.63%	12.40%	2/1/2018	$6,027,601	5,998,676	6,060,150	0.43%	K
Green Biologics, Inc.	Sr Secured Delayed Draw Term Loan (12.4% Exit Fee)	Prime Rate	-	7.75%	11.75%	6/30/2019	$15,000,000	14,646,627	14,173,500	1.02%	K
iGM RFE1 B.V. (Netherlands)	First Lien Delayed Draw Term Loan	LIBOR (Q)	-	8.00%	9.15%	10/12/2021	$888,608	882,751	920,154	0.07%	H
iGM RFE1 B.V. (Netherlands)	First Lien Term Loan	LIBOR (Q)	-	8.00%	9.15%	10/12/2021	$3,840,430	3,814,482	3,976,765	0.29%	H
Nanosys, Inc.	First Lien Delayed Draw Term Loan (3.5% Exit Fee)	LIBOR (Q)	-	9.81%	10.94%	4/1/2019	$10,000,000	9,497,959	9,691,000	0.69%	K
								34,840,495	34,821,569	2.50%
Communications Equipment Manufacturing
Globecomm Systems, Inc.	First Lien Term Loan	LIBOR (Q)	1.25%	7.63%	10.38%	12/11/2018	$14,442,682	14,298,255	14,166,826	1.02%	B

Computer Systems Design and Related Services
Aptos Inc. (Canada)	First Lien Term Loan	LIBOR (Q)	1.00%	6.75%	7.90%	9/1/2022	$9,950,000	9,768,704	9,751,000	0.70%	H
Bracket Intermediate Holding Corp.	Second Lien Term Loan	LIBOR (M)	1.00%	9.00%	10.00%	3/14/2024	$10,925,551	10,599,821	10,597,785	0.76%
Dealersocket, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.12%	2/10/2021	$17,500,000	16,923,123	17,435,250	1.25%
Fidelis Acquisitionco, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	6.0% Cash + 2.0% PIK	9.00%	11/4/2019	$42,997,043	42,473,722	42,997,043	3.08%
Fidelis Acquisitionco, LLC	Sr Secured Revolver	LIBOR (Q)	1.00%	8.00%	9.00%	11/4/2019	$3,182,143	3,182,143	3,182,143	0.23%
MSC Software Corporation	Second Lien Term Loan	LIBOR (M)	1.00%	7.50%	8.50%	5/29/2021	$6,993,035	6,957,516	7,001,777	0.50%
Marketo, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	9.50%	10.65%	8/16/2021	$23,295,455	22,665,828	23,125,398	1.66%
Marketo, Inc.	Senior Secured Revolver	LIBOR (Q)	1.00%	9.50%	N/A	8/16/2021	$–	(44,816)	(12,443)	-	J
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan B	LIBOR (Q)	-	8.00%	9.04%	9/3/2018	$2,308,067	2,308,067	2,308,067	0.17%	H
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan	LIBOR (Q)	-	8.00%	9.04%	9/3/2018	$10,293,333	10,249,578	10,293,333	0.74%	H
OnX USA, LLC	First Lien Term Loan B	LIBOR (Q)	-	8.00%	9.04%	9/3/2018	$3,726,133	3,726,133	3,726,133	0.27%
OnX USA, LLC	First Lien Term Loan	LIBOR (Q)	-	8.00%	9.04%	9/3/2018	$3,146,667	3,141,380	3,146,667	0.23%
Waterfall International, Inc.	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	LIBOR (Q)	-	11.67%	12.67%	9/1/2018	$4,800,000	4,730,576	5,305,680	0.38%	K
								136,681,775	138,857,833	9.97%
Data Processing and Hosting Services
IO Data Centers, USA, LLC	First Lien Term Loan	Fixed	-	9.00%	9.00%	1/15/2020	$6,876,756	6,876,756	6,895,324	0.49%

Educational Support Services
Edmentum, Inc.	Jr Revolving Facility	Fixed	-	5.00%	5.00%	6/9/2020	$2,105,366	2,105,366	2,105,370	0.15%	B
Edmentum Ultimate Holdings, LLC	Sr PIK Notes	Fixed	-	8.50%	8.50%	6/9/2020	$2,908,070	2,908,070	2,908,070	0.21%	B
Edmentum Ultimate Holdings, LLC	Jr PIK Notes	Fixed	-	10.00%	10.00%	6/9/2020	$13,373,646	12,905,008	12,410,743	0.89%	B
								17,918,444	17,424,183	1.25%
Electronic Component Manufacturing
Soraa, Inc.	Tranche A Term Loan (3.0% Exit Fee)	LIBOR (M)	0.44%	9.33%	10.33%	3/1/2018	$12,690,841	12,410,761	12,444,639	0.89%	K
Soraa, Inc.	Tranche B Term Loan	LIBOR (M)	0.44%	9.33%	10.33%	9/1/2017	$1,603,779	1,574,011	1,578,199	0.11%
								13,984,772	14,022,838	1.00%

Special Value Continuation Partners, LP
 (A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued) (Unaudited)

March 31, 2017

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Electric Power Generation, Transmission and Distribution
GlassPoint Solar, Inc.	First Lien Term Loan (5.0% Exit Fee)	LIBOR (M)	-	11.44%	12.56%	8/1/2020	$4,000,000	$3,606,790	$3,725,202	0.27%	K
GlassPoint Solar, Inc.	First Lien Delay Draw Term Loan A	LIBOR (M)	-	11.44%	N/A	8/1/2020	$–	-	-	-
GlassPoint Solar, Inc.	First Lien Delay Draw Term Loan B	LIBOR (M)	-	11.44%	N/A	8/1/2020	$–	-	-	-
Holocene Renewable Energy Fund 3, LLC (Conergy)	First Lien Term Loan	Fixed	-	9% Cash + 1% PIK	10.00%	9/10/2017	$7,556,229	7,541,009	7,513,159	0.54%
								11,147,799	11,238,361	0.81%
Equipment Leasing
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	-	12.00%	12.00%	11/1/2020	$30,956,272	30,956,272	30,956,272	2.22%	E/F
Essex Ocean, LLC (Solexel)	Sr Secured Term Loan	Fixed	-	8.00%	8.00%	8/15/2018	$1,696,898	1,696,898	1,237,887	0.09%
								32,653,170	32,194,159	2.31%
Facilities Support Services
NANA Development Corp.	First Lien Term Loan B	LIBOR (M)	1.25%	6.75%	8.00%	3/15/2018	$703,611	675,274	693,057	0.05%

Financial Investment Activities
Magnolia Finance V plc (Cayman Islands)	Asset-Backed Credit Linked Notes	Fixed	-	13.13%	13.13%	8/2/2021	$15,000,000	15,000,000	15,030,000	1.08%	E/H

Grocery Stores
Bashas, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.50%	8.80%	10.30%	10/8/2019	$9,135,537	9,100,587	9,226,892	0.66%

Hospitals
KPC Healthcare, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	9.00%	10.33%	2/6/2020	$19,801,933	19,665,937	19,900,943	1.43%
Pacific Coast Holdings Investment, LLC (KPC Healthcare)	First Lien Term Loan	LIBOR (M)	1.00%	7.50%	8.50%	2/14/2021	$29,288,064	28,865,762	28,848,743	2.07%
								48,531,699	48,749,686	3.50%
Insurance
Alera Group Intermediate Holdings, Inc.	First Lien Delayed Draw Term Loan	LIBOR (Q)	1.00%	5.50%	N/A	12/30/2022	$–	(8,333)	(7,917)	-	J
Alera Group Intermediate Holdings, Inc.	First Lien Revolver	LIBOR (Q)	1.00%	5.50%	N/A	12/30/2021	$–	(7,595)	(7,216)	-	J
Alera Group Intermediate Holdings, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	5.50%	6.50%	12/30/2022	$3,407,121	3,375,184	3,374,753	0.24%
Association Member Benefits Advisors, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	8.75%	9.75%	6/8/2023	$8,277,983	8,123,129	8,230,384	0.59%
US Apple Holdco, LLC (Ventiv Technology)	First Lien FILO Term Loan	LIBOR (Q)	0.50%	13.62%	14.61%	8/29/2019	$20,045,455	19,601,825	20,045,455	1.44%
								31,084,210	31,635,459	2.27%
Lessors of Nonfinancial Licenses
ABG Intermediate Holdings 2, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.65%	5/27/2022	$16,573,588	16,438,751	16,822,192	1.21%
ABG Intermediate Holdings 2, LLC	Second Lien Incremental Term Loan	LIBOR (Q)	1.00%	8.50%	9.65%	5/27/2022	$3,426,412	3,398,716	3,477,808	0.25%
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.00%	9.65%	10.65%	3/21/2022	$35,310,220	34,960,857	34,868,842	2.50%
								54,798,324	55,168,842	3.96%
Management, Scientific, and Technical Consulting Services
Dodge Data & Analytics, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.75%	9.94%	10/31/2019	$23,646,472	23,305,524	23,640,560	1.70%

Motion Picture and Video Industries
NEG Holdings, LLC (CORE Entertainment)	First Lien Term Loan	LIBOR (Q)	1.00%	8.0% PIK	9.15%	10/17/2022	$1,478,480	1,478,480	1,426,807	0.10%

Nondepository Credit Intermediation
Auto Trakk SPV, LLC	First Lien Delayed Draw Term Loan	LIBOR (M)	0.50%	9.50%	10.41%	12/21/2021	$32,392,942	31,920,714	32,213,653	2.31%
Caliber Home Loans, Inc.	First Lien Delayed Draw Term Loan	LIBOR (M)	1.00%	6.50%	7.50%	6/30/2020	$14,444,444	14,264,345	14,664,444	1.05%
Caribbean Financial Group (Cayman Islands)	Sr Secured Notes	Fixed	-	11.50%	11.50%	11/15/2019	$28,678,000	28,576,292	29,394,950	2.11%	E/G/H
Daymark Financial Acceptance, LLC	First Lien Delayed Draw Term Loan	LIBOR (Q)	-	9.50%	10.53%	1/12/2020	$17,500,000	17,316,726	17,038,000	1.22%
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.00%	3/26/2021	$16,022,574	15,880,551	16,182,800	1.16%
Trade Finance Funding I, Ltd. (Cayman Islands)	Secured Class B Notes	Fixed	-	10.75%	10.75%	11/13/2018	$15,084,000	15,084,000	12,972,240	0.93%	E/H
								123,042,628	122,466,087	8.78%
Other Information Services
Asset International, Inc.	Delayed Draw Term Loan	LIBOR (Q)	1.00%	8.50%	9.65%	7/31/2020	$1,251,626	1,229,491	1,249,019	0.09%
Asset International, Inc.	Revolver Loan	LIBOR (Q)	1.00%	8.50%	9.65%	7/31/2020	$491,303	480,936	490,075	0.04%
Asset International, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.65%	7/31/2020	$15,311,040	15,122,738	15,291,901	1.10%
Simmons Research, LLC	First Lien Term Loan	LIBOR (Q)	0.50%	10.50%	11.69%	12/11/2020	$3,098,732	3,050,523	3,135,917	0.22%
TCH-2 Holdings, LLC (TravelClick)	Second Lien Term Loan	LIBOR (M)	1.00%	7.75%	8.75%	11/6/2021	$19,988,392	19,778,668	19,813,494	1.42%	G
								39,662,356	39,980,406	2.87%
Other Manufacturing
AGY Holding Corp.	Sr Secured Term Loan	Fixed	-	12.00%	12.00%	9/15/2018	$4,869,577	4,869,577	4,869,710	0.35%	B
AGY Holding Corp.	Second Lien Notes	Fixed	-	11.00%	11.00%	11/15/2018	$9,268,000	7,586,317	9,268,000	0.66%	B/E
AGY Holding Corp.	Delayed Draw Term Loan	Fixed	-	12.00%	12.00%	9/15/2018	$1,049,146	1,049,146	1,049,147	0.08%	B
Bioventus, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	6.25%	7.25%	11/15/2021	$4,968,750	4,875,657	4,981,172	0.36%
Boomerang Tube, LLC	Subordinated Notes	LIBOR (M)	-	17.50%	N/A	2/1/2021	$1,030,741	1,030,741	107,197	0.01%	C
								19,411,438	20,275,226	1.46%
Other Publishing
Bisnow, LLC	First Lien Revolver	LIBOR (Q)	-	9.00%	N/A	4/29/2021	$–	(24,000)	15,000	-	J
Bisnow, LLC	First Lien Term Loan	LIBOR (Q)	-	9.00%	10.19%	4/29/2021	$8,394,959	8,252,293	8,361,379	0.60%
Contextmedia Health, LLC	First Lien Term Loan B	LIBOR (M)	1.00%	6.50%	7.50%	12/23/2021	$13,465,909	12,163,700	13,465,909	0.96%
								20,391,993	21,842,288	1.56%
Other Telecommunications
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	7.75%	9.00%	4/30/2021	$4,516,129	4,470,968	4,527,419	0.32%

Plastics Manufacturing
Iracore International, Inc.	Sr Secured Notes	Fixed	-	9.50%	9.50%	6/1/2018	$13,781,000	14,291,250	4,177,710	0.30%	C/E/G

Radio and Television Broadcasting
Fuse, LLC	Sr Secured Notes	Fixed	-	10.38%	10.38%	7/1/2019	$7,312,000	7,312,000	4,429,851	0.32%	E/G
NEP/NCP Holdco, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	8.75%	10.00%	7/22/2020	$15,981,496	15,746,113	16,221,218	1.16%	G
								23,058,113	20,651,069	1.48%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

 Consolidated Schedule of Investments (Continued) (Unaudited)

March 31, 2017

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Real Estate Leasing
Home Partners of America, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	7.00%	8.00%	10/13/2022	$5,000,000	$4,907,790	$5,000,000	0.36%

Restaurants
RM OpCo, LLC (Real Mex)	Convertible Second Lien Term Loan Tranche B-1	Fixed	-	8.50%	8.50%	3/30/2018	$1,984,960	1,984,960	1,984,960	0.14%	B
RM OpCo, LLC (Real Mex)	First Lien Term Loan Tranche A	Fixed	-	7.00%	7.00%	3/30/2018	$4,877,999	4,594,613	4,877,999	0.35%	B
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B	Fixed	-	8.50%	8.50%	3/30/2018	$9,890,374	9,890,374	1,335,200	0.09%	B
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B-1	Fixed	-	8.50%	8.50%	3/30/2018	$3,114,816	3,099,394	3,114,816	0.22%	B
RM OpCo, LLC (Real Mex)	Sr Convertible Second Lien Term Loan B	Fixed	-	8.50%	8.50%	3/30/2018	$5,600,829	5,600,829	5,600,829	0.40%	B
								25,170,170	16,913,804	1.20%
Retail
Bon-Ton, Inc.	First Lien Tranche A-1 Revolver	LIBOR (Q)	1.00%	9.50%	10.50%	3/15/2021	$4,432,934	4,354,318	4,393,038	0.31%
Gander Mountain Company	Second Lien Term Loan	LIBOR (M)	-	12.00%	13.05%	6/15/2018	$14,740,910	14,637,679	14,888,319	1.07%
The Gymboree Corporation	First Lien Term Loan	LIBOR (M)	-	10.25%	11.30%	9/24/2020	$12,692,511	12,469,507	12,946,362	0.93%
								31,461,504	32,227,719	2.31%
Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Delayed Draw PIK Toggle Notes	Fixed	-	10.00%	10.00%	11/30/2022	$–	(21,860)	(22,538)	-	E/H/J
Avanti Communications Group, PLC (United Kingdom)	Sr New Money Initial Note	Fixed	-	10.00%	10.00%	10/1/2021	$1,239,631	1,203,193	1,121,866	0.08%	E/G/H
Avanti Communications Group, PLC (United Kingdom)	Sr Second-Priority PIK Toggle Note	Fixed	-	10.00%	10.00%	10/1/2021	$3,163,188	3,073,088	2,862,685	0.21%	E/G/H
Avanti Communications Group, PLC (United Kingdom)	Sr Secured Third-Priority Note	Fixed	-	12.00%	12.00%	10/1/2023	$6,327,730	2,934,259	2,594,369	0.19%	E/G/H
								7,188,680	6,556,382	0.48%

Scientific Research and Development Services
BPA Laboratories, Inc.	Second Lien Term Loan	LIBOR (Q)	-	2.50%	3.54%	7/1/2017	$3,081,346	1,878,682	2,079,908	0.15%
Envigo Holdings, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.53%	11/3/2021	$35,104,936	34,454,676	34,841,649	2.50%
								36,333,358	36,921,557	2.65%

Software Publishing
Acronis International GmbH (Switzerland)	First Lien Term Loan	LIBOR (Q)	1.00%	11.50%	12.69%	6/9/2017	$27,570,661	27,578,796	27,438,322	1.97%	H
ArcServe (USA), LLC	Second Lien Term Loan	LIBOR (Q)	0.50%	8.5% Cash + 1.25% PIK	10.90%	1/31/2020	$30,323,679	29,978,013	29,272,963	2.10%
Autoalert, LLC	First Lien Term Loan	LIBOR (Q)	0.25%	5.75% Cash + 3% PIK	9.94%	3/31/2019	$36,231,157	35,913,209	36,439,486	2.61%
Fishbowl, Inc.	First Lien Term Loan	LIBOR (Q)	-	2.8% Cash + 8.45% PIK	12.44%	1/26/2022	$18,432,074	17,826,924	17,786,952	1.27%
Mapp Digital US, LLC	First Lien Term Loan	LIBOR (Q)	-	9.50%	10.65%	12/31/2017	$5,692,765	5,635,544	5,712,690	0.41%
Newscycle Solutions, Inc.	Second Lien Term Loan	LIBOR (Q)	-	13.00%	14.11%	9/10/2021	$11,513,361	11,213,956	11,493,214	0.82%
Newscycle Solutions AB (Sweden)	Second Lien Term Loan B	LIBOR (Q)	-	13.00%	14.11%	9/10/2021	$11,513,362	11,213,956	11,493,214	0.82%	H
Soasta, Inc.	First Lien Term Loan (8.0% Exit Fee)	LIBOR (M)	-	9.56%	10.69%	4/1/2019	$17,880,435	17,640,758	19,351,995	1.39%	K
Soasta, Inc.	Convertible Promissory Note	Fixed	-	10.00%	10.00%	12/16/2017	$2,282,609	2,282,609	6,043,435	0.43%
Tradeshift Holdings, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	LIBOR (M)	-	8.88%	10.00%	9/1/2020	$11,470,517	10,660,339	10,820,142	0.78%	K
Utilidata, Inc.	First Lien Delayed Draw Term Loan (1.0% Exit Fee)	LIBOR (M)	0.62%	9.88%	10.88%	1/1/2019	$2,852,742	2,778,166	2,799,967	0.20%	K
								172,722,270	178,652,380	12.80%
Textile Furnishings Mills
Lexmark Carpet Mills, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.00%	12/19/2019	$22,570,814	22,570,814	22,700,596	1.63%
Lexmark Carpet Mills, Inc.	First Lien Term Loan B	LIBOR (Q)	1.00%	10.00%	11.00%	12/19/2019	$7,742,314	7,615,554	7,786,832	0.56%
								30,186,368	30,487,428	2.19%
Utility System Construction
Kawa Solar Holdings Limited (Cayman Islands)	Bank Guarantee Credit Facility	Fixed	-	8.2% Cash + 3.5% PIK	11.70%	7/2/2017	$21,464,657	21,464,657	21,464,657	1.54%	F/H
Kawa Solar Holdings Limited (Cayman Islands)	Revolving Credit Facility	Fixed	-	8.20%	8.20%	7/2/2017	$4,000,000	4,000,000	3,075,000	0.22%	F/H
								25,464,657	24,539,657	1.76%
Wholesalers
NILCO, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	9.50%	10.65%	9/1/2021	$20,756,994	20,197,037	21,379,704	1.53%

Wired Telecommunications Carriers
Alpheus Communications, LLC	First Lien Delayed Draw FILO Term Loan	LIBOR (M)	1.00%	7.42%	8.78%	5/31/2018	$329,845	326,566	325,227	0.02%
Alpheus Communications, LLC	First Lien Delayed Draw FILO Term Loan	LIBOR (M)	1.00%	7.42%	8.60%	5/31/2018	$1,338,648	1,331,125	1,314,901	0.09%
Alpheus Communications, LLC	First Lien FILO Term Loan	LIBOR (M)	1.00%	7.42%	8.42%	5/31/2018	$7,207,350	7,135,699	7,107,528	0.51%
U.S. TelePacific Corp.	First Lien Notes	LIBOR (Q)	1.00%	8.50%	9.62%	2/24/2021	$10,000,000	9,731,525	10,000,000	0.72%
								18,524,915	18,747,656	1.34%
Wireless Telecommunications Carriers
Gogo, LLC	Sr Secured Notes	Fixed	-	12.50%	12.50%	7/1/2022	$10,000,000	10,000,000	11,312,500	0.81%	E/G

Total Debt Investments								1,279,195,388	1,273,607,815	91.34%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued) (Unaudited)

March 31, 2017

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Advertising and Public Relations Services
InMobi, Inc. (Singapore)	Warrants to Purchase Stock						1,049,996	$276,492	$98,910	0.01%	C/E/H

Air Transportation
Aircraft Leased to United Airlines, Inc.
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests						683	3,160,496	3,090,678	0.22%	E/F
United N661UA-767, LLC (N661UA)	Trust Beneficial Interests						688	3,280,344	3,161,098	0.23%	E/F
Epic Aero, Inc. (One Sky)	Warrants to Purchase Common Stock						1,843	855,313	3,408,386	0.24%	C/E
								7,296,153	9,660,162	0.69%
Business Support Services
Findly Talent, LLC	Membership Units						708,229	230,938	143,133	0.01%	C/E
STG-Fairway Holdings, LLC (First Advantage)	Class A Units						841,479	325,432	779,714	0.06%	C/E
								556,370	922,847	0.07%
Chemicals
Green Biologics, Inc.	Warrants to Purchase Stock						909,300	272,807	1,000	-	C/E
Nanosys, Inc.	Warrants to Purchase Common Stock						800,000	605,266	640,640	0.05%	C/E
								878,073	641,640	0.05%
Communications Equipment Manufacturing
Wasserstein Cosmos Co-Invest, L.P. (Globecomm)	Limited Partnership Units						5,000,000	5,000,000	233,000	0.02%	B/C/E

Computer Systems Design and Related Services
Waterfall International, Inc.	Series B Preferred Stock						1,428,571	1,000,000	1,025,143	0.07%	C/E
Waterfall International, Inc.	Warrants to Purchase Stock						920,000	89,847	55,752	-	C/E
								1,089,847	1,080,895	0.07%
Data Processing and Hosting Services
Anacomp, Inc.	Class A Common Stock						1,255,527	26,711,047	1,117,419	0.08%	C/E/F
Rightside Group, Ltd.	Warrants						498,855	2,778,622	738,685	0.05%	C/E
								29,489,669	1,856,104	0.13%
Educational Support Services
Edmentum Ultimate Holdings, LLC	Class A Common Units						159,515	680,226	1,123,589	0.08%	B/C/E

Electric Power Generation, Transmission and Distribution
GlassPoint Solar, Inc.	Warrants to Purchase Series C-1 Preferred Stock						1,100,000	265,618	275,330	0.02%	C/E

Electrical Equipment Manufacturing
NEXTracker, Inc.	Series B Preferred Stock						558,884	-	1,548,109	0.11%	E
NEXTracker, Inc.	Series C Preferred Stock						17,640	-	48,863	-	E
								-	1,596,972	0.11%
Electronic Component Manufacturing
Soraa, Inc.	Warrants to Purchase Common Stock						3,071,860	478,899	9,216	-	C/E

Equipment Leasing
36th Street Capital Partners Holdings, LLC	Membership Units						7,280,139	7,280,139	8,664,822	0.62%	C/E/F
Essex Ocean II, LLC	Membership Units						199,430	103,398	-	-	C/E/F
								7,383,537	8,664,822	0.62%
Financial Investment Activities
GACP I, LP	Membership Units						18,520,966	18,611,983	18,891,480	1.35%	C/E/I
Marsico Holdings, LLC	Common Interest Units						168,698	172,694	1,687	-	C/E/I
								18,784,677	18,893,167	1.35%
Metal and Mineral Mining
EPMC HoldCo, LLC	Membership Units						1,312,720	-	210,035	0.02%	B/E

Motion Picture and Video Industries
NEG Parent, LLC	Class A Units						1,182,779	1,235,194	1,278,702	0.09%	C/E
NEG Parent, LLC	Class P Units						1,537,613	1,537,613	1,548,376	0.11%	C/E
NEG Parent, LLC	Class A Warrants to Purchase Class A Units						343,387	196,086	193,842	0.01%	C/E
NEG Parent, LLC	Class B Warrants to Purchase Class A Units						346,794	198,032	195,765	0.02%	C/E
								3,166,925	3,216,685	0.23%
Other Information Services
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock						946,498	79,082	81,304	0.01%	C/E/H

Other Manufacturing
AGY Holding Corp.	Common Stock						1,333,527	-	-	-	B/C/E
Boomerang Tube Holdings, Inc.	Common Stock						24,288	243	-	-	C/E
KAGY Holding Company, Inc.	Series A Preferred Stock						9,778	1,091,200	5,213,117	0.37%	B/C/E
								1,091,443	5,213,117	0.37%
Radio and Television Broadcasting
Fuse Media, LLC	Warrants to Purchase Common Stock						233,470	300,322	-	-	C/E

Restaurants
RM Holdco, LLC (Real Mex)	Equity Participation						24	-	-	-	B/C/E
RM Holdco, LLC (Real Mex)	Membership Units						13,161,000	2,010,777	-	-	B/C/E
								2,010,777	-	-
Retail
Shop Holding, LLC (Connexity)	Class A Units						507,167	480,049	-	-	C/E

Special Value Continuation Partners, LP
 (A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued) (Unaudited)

March 31, 2017

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Common Stock						245,368	$3,086	$40,032	-	C/D/H

Software Publishing
Blackline Intermediate, Inc.	Warrants to Purchase Common Stock						246,546	522,678	5,951,872	0.43%	C/E
Soasta, Inc.	Warrants to Purchase Series F Preferred Stock						1,251,630	533,192	887,281	0.07%	C/E
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock						1,712,930	577,843	564,068	0.04%
Utilidata, Inc.	Warrants to Purchase Preferred Stock						719,998	216,336	57,240	-	C/E
								1,850,049	7,460,461	0.54%
Utility System Construction
Kawa Solar Holdings Limited (Cayman Islands)	Ordinary Shares						2,332,594	-	-	-	C/E/F/H
Kawa Solar Holdings Limited (Cayman Islands)	Series B Preferred Shares						93,023	1,395,349	1,395,583	0.10%	C/E/F/H
								1,395,349	1,395,583	0.10%
Wired Telecommunications Carriers
V Telecom Investment S.C.A. (Vivacom) (Luxembourg)	Common Shares						1,393	3,236,256	2,228,100	0.16%	C/D/E/H

Total Equity Securities								85,792,899	64,901,971	4.65%

Total Investments								$1,364,988,287	$1,338,509,786

Cash and Cash Equivalents
Cash Held on Account at Various Institutions									55,964,496	4.01%
Cash and Cash Equivalents									55,964,496	4.01%

Total Cash and Investments									$1,394,474,282	100.00%	L

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $139,793,080 and $117,033,249, respectively, for the three months ended March 31, 2017. Aggregate acquisitions includes investment assets received as payment in kind.  Aggregate dispositions includes principal paydowns on and maturities of debt investments.  The total value of restricted securities and bank debt as of March 31, 2017 was $1,337,798,489 or 95.9% of total cash and investments of the Partnership.  As of March 31, 2017, approximately 13.8% of the total assets of the Partnership were not qualifying assets under Section 55(a) of the 1940 Act.

See accompanying notes to the consolidated financial statements.

Special Value Continuation Partners, LP
 (A Delaware Limited Partnership)

Consolidated Schedule of Investments

December 31, 2016

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Activities Related to Credit Intermediation
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Term Loan	LIBOR (Q)	1.00%	6.75%	7.75%	12/20/2021	$14,769,821	$14,623,499	$14,622,123	1.07%
Pegasus Business Intelligence, LP (Onyx Centersource)	Revolver	LIBOR (Q)	1.00%	6.75%	N/A	12/20/2021	$–	(6,669)	(6,713)	-	J
iPayment, Inc.	First Lien Term Loan B2	LIBOR (Q)	1.50%	5.25%	6.75%	5/8/2017	$11,289,051	11,134,310	10,893,934	0.80%
								25,751,140	25,509,344	1.87%
Activities Related to Real Estate
Associations, Inc.	First Lien FILO Term Loan	LIBOR (Q)	1.00%	8.96%	9.96%	12/23/2019	$12,891,845	12,773,127	12,898,291	0.94%

Advertising and Public Relations Services
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 1 Term Loan (1.25% Exit Fee)	LIBOR (M)	0.33%	10.17%	10.98%	9/1/2018	$15,000,000	14,772,946	14,704,508	1.07%	H/K
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 2 Term Loan	LIBOR (M)	0.33%	10.17%	N/A	9/1/2018	$–	-	-	-	H
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 3 Term Loan	LIBOR (M)	0.33%	10.17%	N/A	9/1/2018	$–	-	-	-	H
								14,772,946	14,704,508	1.07%
Air Transportation
Mesa Air Group, Inc.	Acquisition Loan	LIBOR (M)	-	7.25%	8.00%	7/15/2022	$14,042,971	13,839,296	14,323,830	1.05%
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan A	LIBOR (M)	-	7.25%	8.00%	12/14/2021	$16,546,652	16,259,013	16,257,105	1.19%
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan B	LIBOR (M)	-	7.25%	N/A	2/28/2022	$–	-	-	-
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan C	LIBOR (M)	-	7.25%	N/A	12/31/2022	$–	-	-	-
								30,098,309	30,580,935	2.24%
Amusement and Recreation
AP Gaming I, LLC	First Lien Revolver	LIBOR (M)	-	8.25%	N/A	12/20/2018	$–	(1,655,756)	(937,500)	(0.07%)	J
VSS-Southern Holdings, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	6.5% Cash + 2% PIK	9.50%	11/3/2020	$24,220,291	23,755,180	23,735,885	1.73%
VSS-Southern Holdings, LLC	Sr Secured Revolver	LIBOR (Q)	1.00%	6.5% Cash + 2% PIK	N/A	11/3/2020	$–	(16,444)	(17,123)	-	J
								22,082,980	22,781,262	1.66%

Apparel Manufacturing
Broder Bros., Co.	First Lien Term Loan (First Out)	LIBOR (Q)	1.25%	5.75%	7.00%	6/3/2021	$9,700,000	9,541,402	9,700,000	0.71%
Broder Bros., Co.	First Lien Term Loan B (Last Out)	LIBOR (Q)	1.25%	12.25%	13.50%	6/3/2021	$9,800,000	9,646,339	9,800,000	0.72%
JH Apparel Holdings, LLC	First Lien FILO Term Loan	LIBOR (M)	1.00%	9.60%	10.60%	4/8/2019	$2,714,632	2,705,143	2,741,779	0.20%
								21,892,884	22,241,779	1.63%
Building Equipment Contractors
Hylan Datacom & Electrical, LLC	First Lien Delayed Draw Term Loan	LIBOR (Q)	1.00%	7.50%	8.50%	7/25/2021	$–	-	-	-
Hylan Datacom & Electrical, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	7.50%	8.50%	7/25/2021	$14,295,589	14,092,734	14,188,374	1.04%
								14,092,734	14,188,374	1.04%
Business Support Services
Enerwise Global Technologies, Inc.	Sr Secured Revolving Loan	LIBOR (Q)	0.23%	8.52%	N/A	11/30/2018	$–	(17,798)	70,000	0.01%	J
Enerwise Global Technologies, Inc.	Sr Secured Term Loan (1.0% Exit Fee)	LIBOR (Q)	0.23%	9.27%	10.12%	11/30/2019	$23,937,500	23,867,666	24,356,406	1.78%	K
STG-Fairway Acquisitions, Inc. (First Advantage)	Second Lien Term Loan	LIBOR (Q)	1.00%	9.25%	10.25%	6/30/2023	$31,000,000	30,588,757	30,336,600	2.22%
								54,438,625	54,763,006	4.01%
Chemicals
Anuvia Plant Nutrients Holdings, LLC	Sr Secured Term Loan (8.0% Exit Fee)	LIBOR (Q)	-	10.63%	11.63%	2/1/2018	$7,563,676	7,995,360	8,250,457	0.60%	K
Green Biologics, Inc.	Sr Secured Delayed Draw Term Loan (12.4% Exit Fee)	Prime Rate	-	7.75%	11.50%	6/30/2019	$15,000,000	15,468,439	14,905,500	1.09%	K
iGM RFE1 B.V. (Netherlands)	First Lien Delayed Draw Term Loan	LIBOR (Q)	-	8.00%	9.00%	10/12/2021	$253,581	245,565	251,684	0.02%	H
iGM RFE1 B.V. (Netherlands)	First Lien Term Loan	LIBOR (Q)	-	8.00%	9.00%	10/12/2021	$3,864,583	3,836,083	3,835,599	0.28%	H
Nanosys, Inc.	First Lien Delayed Draw Term Loan (3.5% Exit Fee)	LIBOR (Q)	-	9.81%	10.75%	4/1/2019	$10,000,000	9,526,456	9,712,000	0.71%	K
								37,071,903	36,955,240	2.70%
Communications Equipment Manufacturing
Globecomm Systems, Inc.	First Lien Term Loan	LIBOR (Q)	1.25%	7.63%	8.88%	12/11/2018	$14,480,001	14,335,200	14,480,002	1.06%	B
Triangle Acquisition Co. (Polycom)	First Lien Term Loan	LIBOR (Q)	1.00%	6.50%	7.50%	9/27/2023	$4,835,417	4,646,389	4,877,727	0.36%
								18,981,589	19,357,729	1.42%
Computer Systems Design and Related Services
Aptos Inc. (Canada)	First Lien Term Loan	LIBOR (Q)	1.00%	6.75%	7.75%	9/1/2022	$9,975,000	9,784,353	9,875,250	0.72%	H
Dealersocket, Inc.	Senior Secured 1st Lien Term Loan	LIBOR (M)	1.00%	10.00%	11.00%	2/10/2021	$17,500,000	16,884,459	17,291,750	1.26%
MSC Software Corporation	Second Lien Term Loan	LIBOR (M)	1.00%	7.50%	8.50%	5/29/2021	$6,993,035	6,953,617	7,001,777	0.51%
Marketo, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	9.50%	10.50%	8/16/2021	$23,295,455	22,630,922	22,887,784	1.67%
Marketo, Inc.	Senior Secured Revolver	LIBOR (Q)	1.00%	9.50%	10.50%	8/16/2021	$–	(47,341)	21,307	-	J
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan B	LIBOR (Q)	-	8.00%	8.90%	9/3/2018	$2,314,000	2,314,000	2,314,000	0.17%	H
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan	LIBOR (Q)	-	8.00%	8.90%	9/3/2018	$10,320,000	10,268,787	10,320,000	0.75%	H
OnX USA, LLC	First Lien Term Loan B	LIBOR (Q)	-	8.00%	8.90%	9/3/2018	$3,738,000	3,738,000	3,738,000	0.27%
OnX USA, LLC	First Lien Term Loan	LIBOR (Q)	-	8.00%	8.90%	9/3/2018	$3,160,000	3,151,013	3,160,000	0.23%
Waterfall International, Inc.	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	LIBOR (Q)	-	11.67%	12.48%	9/1/2018	$4,800,000	4,827,231	4,970,640	0.36%	K
								80,505,041	81,580,508	5.94%
Data Processing and Hosting Services
IO Data Centers, USA, LLC	First Lien Term Loan	Fixed	-	9.00%	9.00%	1/15/2020	$6,876,756	6,876,756	6,876,756	0.50%

Electric Power Generation, Transmission and Distribution
Holocene Renewable Energy Fund 3, LLC (Conergy)	First Lien Term Loan	Fixed	-	9% Cash + 1% PIK	10.00%	9/10/2017	$7,518,173	7,491,471	7,442,991	0.54%

Electronic Component Manufacturing
Soraa, Inc.	Tranche A Term Loan (3.0% Exit Fee)	LIBOR (Q)	0.44%	9.33%	10.15%	3/1/2018	$15,666,296	15,483,478	15,471,251	1.13%	K
Soraa, Inc.	Tranche B Term Loan	LIBOR (Q)	0.44%	9.33%	10.15%	9/1/2017	$1,603,779	1,556,152	1,563,204	0.11%
								17,039,630	17,034,455	1.24%

Special Value Continuation Partners, LP
 (A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2016

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Equipment Leasing
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	-	12.00%	12.00%	11/1/2020	$29,203,304	$29,203,304	$29,203,304	2.13%	E/F
Essex Ocean, LLC (Solexel)	Sr Secured Term Loan	Fixed	-	8.00%	8.00%	8/15/2018	$1,685,289	1,685,289	1,718,994	0.13%
								30,888,593	30,922,298	2.26%
Facilities Support Services
NANA Development Corp.	First Lien Term Loan B	LIBOR (M)	1.25%	6.75%	8.00%	3/15/2018	$879,513	834,963	853,128	0.06%

Financial Investment Activities
Magnolia Finance V plc (Cayman Islands)	Asset-Backed Credit Linked Notes	Fixed	-	13.13%	13.13%	8/2/2021	$15,000,000	15,000,000	14,994,000	1.10%	E/H

Grocery Stores
Bashas, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.50%	8.80%	10.30%	10/8/2019	$9,333,235	9,297,529	9,426,567	0.69%

Hospitals
KPC Healthcare, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	9.25%	10.51%	8/28/2020	$12,071,083	11,857,665	12,375,878	0.90%
Pacific Coast Holdings Investment, LLC	Senior Secured 1st Lien Delayed Draw Term Loan	LIBOR (M)	2.00%	9.70%	11.70%	10/23/2019	$10,828,233	10,806,929	10,828,233	0.79%
								22,664,594	23,204,111	1.69%
Insurance
Alera Group Intermediate Holdings, Inc.	First Lien Delayed Draw Term Loan	Prime	-	4.50%	8.25%	12/30/2022	$–	(8,333)	-	-	J
Alera Group Intermediate Holdings, Inc.	First Lien Revolver	Prime	-	4.50%	8.25%	12/30/2021	$–	(7,595)	-	-	J
Alera Group Intermediate Holdings, Inc.	First Lien Term Loan	Prime	-	4.50%	8.25%	12/30/2022	$3,407,121	3,373,050	3,373,050	0.25%
Association Member Benefits Advisors, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	8.75%	9.75%	6/8/2023	$8,277,983	8,112,882	8,112,423	0.59%
JSS Holdings, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	6.50%	7.50%	8/31/2021	$3,750,000	3,689,740	3,731,250	0.27%
US Apple Holdco, LLC (Ventiv Technology)	First Lien Term Loan	LIBOR (Q)	0.50%	13.62%	14.49%	8/29/2019	$20,015,152	19,533,393	20,015,152	1.46%
								34,693,137	35,231,875	2.57%
Lessors of Nonfinancial Licenses
ABG Intermediate Holdings 2, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	5/27/2022	$16,573,588	16,434,441	16,739,324	1.22%
ABG Intermediate Holdings 2, LLC	Second Lien Incremental Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	5/27/2022	$3,426,412	3,396,918	3,460,676	0.25%
								19,831,359	20,200,000	1.47%
Management, Scientific, and Technical Consulting Services
Dodge Data & Analytics, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.75%	9.75%	10/31/2019	$23,995,511	23,613,049	23,699,166	1.73%

Motion Picture and Video Industries
NEG Holdings, LLC (CORE Entertainment)	First Lien Term Loan	LIBOR (Q)	1.00%	8.0% PIK	9.00%	10/17/2022	$1,445,592	1,445,592	1,387,712	0.10%

Nondepository Credit Intermediation
Auto Trakk SPV, LLC	First Lien Delayed Draw Term Loan	LIBOR (M)	0.50%	9.50%	10.24%	12/21/2021	$32,392,942	31,888,166	31,939,467	2.33%
Caliber Home Loans, Inc.	First Lien Delayed Draw Term Loan	LIBOR (M)	1.00%	6.50%	7.50%	6/30/2020	$13,333,333	13,136,017	13,133,333	0.96%
Caribbean Financial Group (Cayman Islands)	Sr Secured Notes	Fixed	-	11.50%	11.50%	11/15/2019	$28,678,000	28,568,148	29,108,170	2.13%	E/G/H
Daymark Financial Acceptance, LLC	First Lien Delayed Draw Term Loan	LIBOR (M)	-	9.50%	10.27%	1/12/2020	$17,500,000	17,300,337	16,992,500	1.24%
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.00%	3/26/2021	$16,062,731	15,912,928	16,207,296	1.18%
Trade Finance Funding I, Ltd. (Cayman Islands)	Secured Class B Notes	Fixed	-	10.75%	10.75%	11/13/2018	$15,084,000	15,084,000	14,857,740	1.09%	E/H
								121,889,596	122,238,506	8.93%
Other Information Services
Asset International, Inc.	Delayed Draw Term Loan	LIBOR (M)	1.00%	8.50%	9.50%	7/31/2020	$1,251,626	1,227,886	1,231,183	0.09%
Asset International, Inc.	Revolver Loan	LIBOR (M)	1.00%	8.50%	9.50%	7/31/2020	$491,303	480,225	481,674	0.04%
Asset International, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	8.50%	9.50%	7/31/2020	$15,408,563	15,204,465	15,257,559	1.11%
Simmons Research, LLC	First Lien Term Loan	LIBOR (Q)	0.50%	10.50%	11.38%	12/11/2020	$4,936,601	4,853,985	4,973,625	0.36%
SoundCloud Ltd. (United Kingdom)	Sr Secured Term Loan (2.0% Exit Fee)	LIBOR (M)	0.28%	10.72%	11.60%	10/1/2018	$31,550,000	31,632,236	32,510,698	2.38%	H/K
TCH-2 Holdings, LLC (TravelClick)	Second Lien Term Loan	LIBOR (M)	1.00%	7.75%	8.75%	11/6/2021	$19,988,392	19,769,829	19,663,581	1.44%	G
								73,168,626	74,118,320	5.42%
Other Manufacturing
AGY Holding Corp.	Sr Secured Term Loan	Fixed	-	12.00%	12.00%	9/15/2018	$4,869,577	4,869,577	4,869,710	0.36%	B
AGY Holding Corp.	Second Lien Notes	Fixed	-	11.00%	11.00%	11/15/2018	$9,268,000	7,586,317	9,268,000	0.68%	B/E
AGY Holding Corp.	Delayed Draw Term Loan	Fixed	-	12.00%	12.00%	9/15/2018	$1,049,146	1,049,146	1,049,147	0.08%	B
Bioventus, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	6.25%	7.25%	11/15/2021	$5,000,000	4,900,613	5,000,000	0.37%
Boomerang Tube, LLC	Subordinated Notes	LIBOR (M)	-	17.50%	N/A	2/1/2021	$1,030,741	1,030,740	107,200	0.01%	C
								19,436,393	20,294,057	1.50%
Other Publishing
Bisnow, LLC	First Lien Revolver	LIBOR (Q)	-	9.00%	N/A	4/29/2021	$–	(24,000)	15,000	-	J
Bisnow, LLC	First Lien Term Loan	LIBOR (Q)	-	9.00%	9.88%	4/29/2021	$8,614,356	8,459,058	8,549,749	0.62%
Contextmedia Health, LLC	First Lien Term Loan B	LIBOR (M)	1.00%	6.50%	7.50%	12/23/2021	$13,636,364	12,272,727	12,477,273	0.91%
								20,707,785	21,042,022	1.53%
Other Telecommunications
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	7.75%	9.00%	4/30/2021	$4,516,129	4,470,968	4,407,177	0.32%

Pharmaceuticals
Lantheus Medical Imaging, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	6.00%	7.00%	6/30/2022	$8,642,604	8,199,514	8,664,210	0.63%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

 Consolidated Schedule of Investments (Continued)

December 31, 2016

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Plastics Manufacturing
Iracore International, Inc.	Sr Secured Notes	Fixed	-	9.50%	9.50%	6/1/2018	$13,600,000	$14,246,000	$4,503,640	0.33%	C/E/G

Radio and Television Broadcasting
Fuse, LLC	Sr Secured Notes	Fixed	-	10.38%	10.38%	7/1/2019	$7,312,000	7,312,000	4,435,972	0.32%	E/G
NEP/NCP Holdco, Inc.	Second Lien Term Loan	LIBOR (M)	1.25%	8.75%	10.00%	7/22/2020	$15,981,496	15,727,220	16,141,311	1.18%
								23,039,220	20,577,283	1.50%
Real Estate Leasing
Home Partners of America, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	7.00%	8.00%	10/13/2022	$5,000,000	4,902,332	5,000,000	0.37%

Restaurants
RM OpCo, LLC (Real Mex)	Convertible Second Lien Term Loan Tranche B-1	Fixed	-	8.50%	8.50%	3/30/2018	$1,943,371	1,943,371	1,943,371	0.14%	B
RM OpCo, LLC (Real Mex)	First Lien Term Loan Tranche A	Fixed	-	7.00%	7.00%	3/30/2018	$4,871,284	4,587,898	4,871,284	0.36%	B
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B	Fixed	-	8.50%	8.50%	3/30/2018	$9,683,150	9,683,150	3,154,770	0.23%	B
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B-1	Fixed	-	8.50%	8.50%	3/30/2018	$3,049,554	3,034,132	3,049,555	0.22%	B
RM OpCo, LLC (Real Mex)	Sr Convertible Second Lien Term Loan B	Fixed	-	8.50%	8.50%	3/30/2018	$4,251,368	4,251,368	4,251,368	0.31%	B
								23,499,919	17,270,348	1.26%
Retail
Bon-Ton, Inc.	First Lien Tranche A-1 Revolver	LIBOR (Q)	1.00%	9.50%	10.50%	3/15/2021	$4,432,934	4,348,162	4,388,605	0.32%
Gander Mountain Company	Second Lien Term Loan	LIBOR (M)	-	9.50%	10.44%	6/15/2018	$14,740,910	14,618,096	14,749,754	1.08%
The Gymboree Corporation	First Lien Term Loan	LIBOR (Q)	-	10.25%	11.18%	9/24/2020	$12,857,349	12,618,039	13,050,209	0.95%
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.00%	8.50%	9.50%	9/25/2020	$20,672,789	20,491,699	20,879,517	1.53%
								52,075,996	53,068,085	3.88%
Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Sr Secured Notes	Fixed	-	10.00%	10.00%	10/1/2019	$9,393,000	9,393,000	5,665,153	0.41%	E/G/H

Scientific Research and Development Services
Envigo Holdings, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	11/3/2021	$35,192,124	34,499,517	34,796,212	2.54%

Software Publishing
Acronis International GmbH (Switzerland)	First Lien Term Loan	LIBOR (Q)	1.00%	11.50%	12.50%	6/9/2017	$28,336,513	28,329,478	28,165,077	2.06%	H
ArcServe (USA), LLC	Second Lien Term Loan	LIBOR (Q)	0.50%	8.5% Cash + 1.25% PIK	10.75%	1/31/2020	$30,222,833	29,851,330	28,893,029	2.11%
Autoalert, LLC	First Lien Term Loan	LIBOR (Q)	0.25%	5.75% Cash + 3% PIK	9.63%	3/31/2019	$35,627,947	35,263,561	35,538,877	2.60%
Mapp Digital US, LLC	First Lien Term Loan	LIBOR (Q)	-	9.50%	10.35%	12/31/2017	$5,837,798	5,754,455	5,823,203	0.43%
Edmentum, Inc.	Jr Revolving Facility	Fixed	-	5.00%	5.00%	6/9/2020	$-	-	-	-	B
Edmentum Ultimate Holdings, LLC	Sr PIK Notes	Fixed	-	8.50%	8.50%	6/9/2020	$2,846,243	2,846,243	2,846,246	0.21%	B
Edmentum Ultimate Holdings, LLC	Jr PIK Notes	Fixed	-	10.00%	10.00%	6/9/2020	$13,040,391	12,539,980	12,101,483	0.88%	B
Fidelis Acquisitionco, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	6.0% Cash + 2.0% PIK	9.00%	11/4/2019	$42,565,572	41,986,034	42,991,228	3.14%
Fidelis Acquisitionco, LLC	Sr Secured Revolver	LIBOR (Q)	1.00%	8.00%	9.00%	11/4/2019	$3,182,143	3,182,143	3,213,964	0.24%
Newscycle Solutions, Inc.	Second Lien Term Loan	LIBOR (Q)	-	13.00%	13.95%	9/10/2021	$11,513,361	11,196,782	11,334,905	0.83%
Newscycle Solutions AB (Sweden)	Second Lien Term Loan B	LIBOR (Q)	-	13.00%	13.95%	9/10/2021	$11,513,362	11,196,782	11,334,905	0.83%	H
Soasta, Inc.	Senior Secured 1st Lien Term Loan (4.0% Exit Fee)	LIBOR (M)	-	9.56%	10.50%	4/1/2019	$17,880,435	17,783,558	19,037,299	1.39%	K
Soasta, Inc.	Convertible Promissory Note	Fixed	-	10.00%	10.00%	12/16/2017	$2,282,609	2,282,609	5,504,054	0.40%
Utilidata, Inc.	First Lien Delayed Draw Term Loan (1.0% Exit Fee)	LIBOR (M)	0.62%	9.88%	10.69%	1/1/2019	$3,200,000	3,135,670	3,080,000	0.23%	K
								205,348,625	209,864,270	15.35%
Textile Furnishings Mills
Lexmark Carpet Mills, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.00%	12/19/2019	$22,804,525	22,804,525	22,827,329	1.67%
Lexmark Carpet Mills, Inc.	First Lien Term Loan B	LIBOR (Q)	1.00%	10.00%	11.00%	12/19/2019	$7,822,482	7,681,925	7,830,304	0.57%
								30,486,450	30,657,633	2.24%
Utility System Construction
Kawa Solar Holdings Limited (Cayman Islands)	Bank Guarantee Credit Facility	Fixed	-	8.2% Cash + 3.5% PIK	11.70%	7/2/2017	$21,276,420	21,276,420	21,276,653	1.56%	F/H
Kawa Solar Holdings Limited (Cayman Islands)	Revolving Credit Facility	Fixed	-	8.20%	8.20%	7/2/2017	$4,000,000	4,000,000	4,000,000	0.29%	F/H
								25,276,420	25,276,653	1.85%
Wholesalers
NILCO, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	9.50%	10.50%	9/1/2021	$21,023,109	20,424,799	21,601,245	1.58%

Wired Telecommunications Carriers
Alpheus Communications, LLC	First Lien Delayed Draw FILO Term Loan	LIBOR (M)	1.00%	7.42%	8.53%	5/31/2018	$332,044	328,743	326,682	0.02%
Alpheus Communications, LLC	First Lien Delayed Draw FILO Term Loan	LIBOR (M)	1.00%	7.42%	8.66%	5/31/2018	$1,355,968	1,346,859	1,328,296	0.10%
Alpheus Communications, LLC	First Lien FILO Term Loan	LIBOR (M)	1.00%	7.42%	8.42%	5/31/2018	$7,255,721	7,183,589	7,139,992	0.52%
Integra Telecom Holdings, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	8.50%	9.75%	2/22/2020	$13,231,193	13,084,285	13,313,989	0.97%	G
U.S. TelePacific Corp.	First Lien Notes	LIBOR (Q)	1.00%	8.50%	9.50%	2/24/2021	$10,000,000	9,715,362	10,000,000	0.73%
								31,658,838	32,108,959	2.34%
Wireless Telecommunications Carriers
Gogo, LLC	Sr Secured Notes	Fixed	-	12.50%	12.50%	7/1/2022	$10,000,000	10,000,000	10,900,000	0.80%	E/G

Total Debt Investments								1,254,861,949	1,248,887,808	91.25%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2016

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Advertising and Public Relations Services
InMobi, Inc. (Singapore)	Warrants to Purchase Stock						562,496	$230,569	$87,356	0.01%	C/E/H

Air Transportation
Aircraft Leased to United Airlines, Inc.
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests						683	3,250,956	3,191,938	0.23%	E/F
United N661UA-767, LLC (N661UA)	Trust Beneficial Interests						688	3,376,251	3,266,101	0.24%	E/F
Epic Aero, Inc. (One Sky)	Warrants to Purchase Common Stock						1,843	855,313	1,909,600	0.14%	C/E
								7,482,520	8,367,639	0.61%
Business Support Services
Findly Talent, LLC	Membership Units						708,229	230,938	143,133	0.01%	C/E
STG-Fairway Holdings, LLC (First Advantage)	Class A Units						841,479	325,432	1,112,351	0.08%	C/E
								556,370	1,255,484	0.09%
Chemicals
Green Biologics, Inc.	Warrants to Purchase Stock						909,300	274,213	875	-	C/E
Nanosys, Inc.	Warrants to Purchase Common Stock						800,000	605,266	611,920	0.05%	C/E
								879,479	612,795	0.05%
Communications Equipment Manufacturing
Wasserstein Cosmos Co-Invest, L.P. (Globecomm)	Limited Partnership Units						5,000,000	5,000,000	1,530,000	0.11%	B/C/E

Computer Systems Design and Related Services
Waterfall International, Inc.	Series B Preferred Stock						1,428,571	1,000,000	1,145,286	0.08%	C/E
Waterfall International, Inc.	Warrants to Purchase Stock						920,000	89,847	175,168	0.01%	C/E
								1,089,847	1,320,454	0.09%
Data Processing and Hosting Services
Anacomp, Inc.	Class A Common Stock						1,255,527	26,711,048	1,205,306	0.09%	C/E/F
Rightside Group, Ltd.	Warrants						498,855	2,778,622	366,489	0.03%	C/E
								29,489,670	1,571,795	0.12%
Electrical Equipment Manufacturing
NEXTracker, Inc.	Series B Preferred Stock						558,884	-	1,727,622	0.13%	E
NEXTracker, Inc.	Series C Preferred Stock						17,640	-	54,525	-	E
								-	1,782,147	0.13%
Electronic Component Manufacturing
Soraa, Inc.	Warrants to Purchase Common Stock						3,071,860	478,899	5,222	-	C/E

Equipment Leasing
36th Street Capital Partners Holdings, LLC	Membership Units						6,818,897	6,818,897	6,818,897	0.50%	C/E/F
Essex Ocean II, LLC	Membership Units						199,430	103,398	159,045	0.01%	C/E/F
								6,922,295	6,977,942	0.51%
Financial Investment Activities
GACP I, LP	Membership Units						16,615,951	16,735,088	16,866,903	1.23%	C/E/I
Marsico Holdings, LLC	Common Interest Units						168,698	172,694	1,687	-	C/E/I
								16,907,782	16,868,590	1.23%
Metal and Mineral Mining
EPMC HoldCo, LLC	Membership Units						1,312,720	-	210,035	0.02%	B/E

Motion Picture and Video Industries
NEG Parent, LLC	Class A Units						1,182,779	1,235,194	1,292,023	0.09%	C/E
NEG Parent, LLC	Class P Units						1,537,613	1,537,613	1,551,056	0.11%	C/E
NEG Parent, LLC	Class A Warrants to Purchase Class A Units						343,387	196,086	196,086	0.01%	C/E
NEG Parent, LLC	Class B Warrants to Purchase Class A Units						346,794	198,032	198,032	0.02%	C/E
								3,166,925	3,237,197	0.23%
Other Information Services
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock						946,498	79,082	95,502	0.01%	C/E/H

Other Manufacturing
AGY Holding Corp.	Common Stock						1,333,527	-	-	-	B/C/E
Boomerang Tube Holdings, Inc.	Common Stock						24,288	243	-	-	C/E
KAGY Holding Company, Inc.	Series A Preferred Stock						9,778	1,091,200	4,607,246	0.34%	B/C/E
								1,091,443	4,607,246	0.34%
Radio and Television Broadcasting
Fuse Media, LLC	Warrants to Purchase Common Stock						233,470	300,322	-	-	C/E

Restaurants
RM Holdco, LLC (Real Mex)	Equity Participation						24	-	-	-	B/C/E
RM Holdco, LLC (Real Mex)	Membership Units						13,161,000	2,010,777	-	-	B/C/E
								2,010,777	-	-
Retail
Shop Holding, LLC (Connexity)	Class A Units						507,167	480,049	-	-	C/E

Special Value Continuation Partners, LP
 (A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2016

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Software Publishing
Blackline Intermediate, Inc.	Warrants to Purchase Common Stock						246,546	$522,678	$5,300,373	0.39%	C/E
Edmentum Ultimate Holdings, LLC	Class A Common Units						159,515	680,226	1,123,591	0.08%	B/C/E
Soasta, Inc.	Warrants to Purchase Series F Preferred Stock						1,251,630	533,192	794,535	0.06%	C/E
Utilidata, Inc.	Warrants to Purchase Stock						719,998	216,336	204,983	0.01%	C/E
								1,952,432	7,423,482	0.54%
Utility System Construction
Kawa Solar Holdings Limited (Cayman Islands)	Ordinary Shares						2,332,594	-	-	-	C/E/F/H
Kawa Solar Holdings Limited (Cayman Islands)	Series B Preferred Shares						93,023	1,395,349	1,395,350	0.10%	C/E/F/H
								1,395,349	1,395,350	0.10%
Wired Telecommunications Carriers
Integra Telecom, Inc.	Common Stock						1,274,522	8,433,884	6,533,964	0.48%	C/E
Integra Telecom, Inc.	Warrants						346,939	19,920	-	-	C/E
V Telecom Investment S.C.A. (Vivacom) (Luxembourg)	Common Shares						1,393	3,236,256	2,199,862	0.16%	C/D/E/H
								11,690,060	8,733,826	0.64%

Total Equity Securities								91,203,870	66,082,062	4.83%

Total Investments								$1,346,065,819	$1,314,969,870

Cash and Cash Equivalents
Cash Held on Account at Various Institutions									53,579,868	3.92%
Cash and Cash Equivalents									53,579,868	3.92%

Total Cash and Investments									$1,368,549,738	100.00%	L

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $587,219,129 and $473,457,512, respectively, for the year ended December 31, 2016. Aggregate acquisitions includes investment assets received as payment in kind.  Aggregate dispositions includes principal paydowns on and maturities of debt investments.  The total value of restricted securities and bank debt as of December 31, 2016 was $1,311,625,473 or 96.1% of total cash and investments of the Partnership.  As of December 31, 2016, approximately 16.4% of the total assets of the Partnership were not qualifying assets under Section 55(a) of the 1940 Act.

See accompanying notes to the consolidated financial statements.

Special Value Continuation Partners, LP
 (A Delaware Limited Partnership)

Consolidated Statements of Operations

	Three Months Ended March 31,
	2017	2016

Investment income
Interest income:
Companies less than 5% owned	$35,418,453	$30,810,782
Companies 5% to 25% owned	1,726,423	1,532,728
Companies more than 25% owned	1,635,334	531,013
Lease income:
Companies more than 25% owned	74,457	776,071
Other income:
Companies less than 5% owned	488,347	938,688
Total investment income	39,343,014	34,589,282

Operating expenses
Management and advisory fees	4,934,041	4,504,084
Interest and other debt expenses	4,098,662	3,848,993
Administrative expenses	589,561	421,736
Legal fees, professional fees and due diligence expenses	122,494	354,366
Director fees	106,647	71,949
Custody fees	81,012	79,651
Insurance expense	71,975	68,480
Other operating expenses	364,525	305,110
Total operating expenses	10,368,917	9,654,369

Net investment income	28,974,097	24,934,913

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in companies less than 5% owned	(5,087,458)	(2,943,705)
Investments in companies 5% to 25% owned	-	315,053
Net realized loss	(5,087,458)	(2,628,652)

Change in net unrealized appreciation/depreciation	4,617,498	(4,194,601)
Net realized and unrealized loss	(469,960)	(6,823,253)

Net increase in net assets from operations	28,504,137	18,111,660

Net increase in net assets applicable to common limited and general partners resulting from operations	$28,504,137	$18,111,660

See accompanying notes to the consolidated financial statements.

Special Value Continuation Partners, LP
 (A Delaware Limited Partnership)

Consolidated Statements of Changes in Net Assets

	Three Months Ended March 31, 2017 (Unaudited)
	Total	Common Limited Partner	General Partner
Net assets applicable to common limited and general partners, beginning of year	$1,031,709,637	$1,031,709,637	$-

Net investment income	28,974,097	23,997,719	4,976,378
Net realized loss	(5,087,458)	(5,087,458)	-
Change in net unrealized appreciation/depreciation	4,617,498	4,617,498	-
Net increase in net assets applicable to common limited and general partners resulting from operations	28,504,137	23,527,759	4,976,378

Distributions to common limited and general partners from:
Net investment income	(27,984,328)	(23,007,950)	(4,976,378)

Net assets applicable to common limited and general partners, end of period (including accumulated net investment income of $31,279,917 in the account of the Common Limited Partner)	$1,032,229,446	$1,032,229,446	$-

	Year Ended December 31, 2016
	Total	Common Limited Partner	General Partner
Net assets applicable to common limited and general partners, beginning of year	$827,455,601	$827,455,601	$-

Contributions from common limited partner	200,870,570	200,870,570	-

Net investment income	106,953,875	87,903,210	19,050,665
Net realized loss	(15,002,148)	(15,002,148)	-
Change in net unrealized appreciation/depreciation	15,116,650	15,116,650	-
Net increase in net assets applicable to common limited and general partners resulting from operations	107,068,377	88,017,712	19,050,665

Distributions to common limited and general partners from:
Net investment income	(101,805,363)	(82,754,698)	(19,050,665)
Returns of capital	(1,879,548)	(1,879,548)	-
Total distributions to common limited and general partners	(103,684,911)	(84,634,246)	(19,050,665)

Net assets applicable to common limited and general partners, end of period (including accumulated net investment income of $30,290,148 in the account of the Common Limited Partner)	$1,031,709,637	$1,031,709,637	$-

See accompanying notes to consolidated financial statements.

Special Value Continuation Partners, LP
 (A Delaware Limited Partnership)

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2017	2016
Operating activities
Net increase in net assets applicable to common limited and general partners resulting from operations	$28,504,137	$18,111,660
Adjustments to reconcile net increase in net assets applicable to common common limited and general partners resulting from operations to net cash used in operating activities:
Net realized loss	5,087,458	2,628,652
Change in net unrealized appreciation/depreciation of investments	(4,617,450)	4,197,738
Net amortization of investment discounts and premiums	(4,313,547)	(2,490,749)
Interest and dividend income paid in kind	(3,508,567)	(1,701,577)
Amortization of deferred debt issuance costs	474,629	459,816
Changes in assets and liabilities:
Purchases of investment securities	(136,284,513)	(112,636,204)
Proceeds from sales, maturities and pay downs of investments	117,033,249	66,139,802
Decrease (increase) in accrued interest income - companies less than 5% owned	2,282,423	(1,190,865)
Increase in accrued interest income - companies 5% to 25% owned	(430,233)	(1,011,550)
Decrease (increase) in accrued interest income - companies more than 25% owned	7,275	(480,715)
Decrease in prepaid expenses and other assets	178,708	1,015,763
Decrease in payable for investments purchased	(10,292,325)	(1,139,843)
Increase (decrease) in interest payable	(248,817)	(177,369)
Increase in payable to the Advisor	119,723	212,757
Decrease in accrued expenses and other liabilities	117,262	175,552
Net cash used in operating activities	(5,890,588)	(27,887,132)

Financing activities
Borrowings	84,000,000	101,700,000
Repayments of debt	(48,000,000)	(60,500,000)
Payments of debt issuance costs	-	(150,350)
Distributions paid to the common limited partner	(23,007,950)	(20,893,214)
Distributions of incentive allocation to the General Partner	(4,716,834)	(5,207,606)
Net cash provided by financing activities	8,275,216	14,948,830

Net increase (decrease) in cash and cash equivalents	2,384,628	(12,938,302)
Cash and cash equivalents at beginning of period	53,579,868	35,629,435
Cash and cash equivalents at end of period	$55,964,496	$22,691,133

Supplemental cash flow information
Interest payments	$3,481,121	$3,345,865

See accompanying notes to the consolidated financial statements.

Special Value Continuation Partners, LP
 (A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2017
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

Partnership management consists of the General Partner and the board of directors. The General Partner directs and executes the day-to-day operations of the Partnership subject to oversight from the board of directors, which performs certain functions required by the 1940 Act. The board of directors has delegated investment management of the Partnership’s assets to the Advisor. The board of directors consists of eight persons, six of whom are independent.

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

March 31, 2017
2. Summary of Significant Accounting Policies – (continued)

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

March 31, 2017
2. Summary of Significant Accounting Policies – (continued)

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

At March 31, 2017, the Partnership’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$—	$—	$40,032
2	Other direct and indirect observable market inputs *	82,368,710	19,726,902	—
3	Independent third-party valuation sources that employ significant unobservable inputs	1,067,034,003	104,393,541	61,792,694
3	Advisor valuations with significant unobservable inputs	84,659	—	3,069,245
Total		$1,149,487,372	$124,120,443	$64,901,971

*	For example, quoted prices in inactive markets or quotes for comparable investments

Unobservable inputs used in the fair value measurement of Level 3 investments as of March 31, 2017 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.)
Bank Debt	$884,784,691	Income approach	Discount rate	5.9% – 21.1% (12.0%)
	127,803,104	Market quotations	Indicative bid/ask quotes	1 – 2 (1)
	25,733,093	Market comparable companies	Revenue multiples	0.4x – 3.0x (1.3x)
	28,797,774	Market comparable companies	EBITDA multiples	7.3x – 10.8x (8.4x)
Other Corporate Debt	2,088,855	Income approach	Discount rate	20.0% (20.0%)
	90,947,831	Market quotations	Indicative bid/ask quotes	1 – 7 (3)
	11,356,855	Market comparable companies	EBITDA multiples	7.5x – 10.5x (8.0x)
Equity	6,251,775	Income approach	Discount rate	5.2% (5.2%)
	40,709,651	Market quotations	Indicative bid/ask quotes	1(1)
	3,847,176	Market comparable companies	Revenue multiples	0.3x – 3.5x (2.0x)
	14,053,337	Market comparable companies	EBITDA multiples	3.4x – 10.8x (8.5x)
$1,236,374,142

Special Value Continuation Partners, LP
 (A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2017
2. Summary of Significant Accounting Policies – (continued)

Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease

Changes in investments categorized as Level 3 during the three months ended March 31, 2017 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$1,036,044,457	$101,934,853	$64,521,901
Net realized and unrealized gains (losses)	(2,372,273)	(2,281,934)	3,011,057
Acquisitions *	130,716,787	5,740,622	6,574,305
Dispositions	(86,461,034)	(1,000,000)	(10,532,422)
Transfers out of Level 3 †	(10,893,934)	—	—
Reclassifications within Level 3 ‡	—	—	(1,782,147)
Ending balance	$1,067,034,003	$104,393,541	$61,792,694

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(162,178)	$(2,281,934)	$2,546,898

*	Includes payments received in kind and accretion of original issue and market discounts
†	Comprised of one investments that transferred to Level 2 due to increased observable market activity
‡	Comprised of two investments that reclassified to Advisor Valuation

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$107,199	$—	$1,560,161
Net realized and unrealized gains (losses)	(678)	—	(273,063)
Acquisitions *	(21,862)	—	—
Reclassifications within Level 3 †	—	—	1,782,147
Ending balance	$84,659	$—	$3,069,245

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(678)	$—	$(273,063)

*	Includes payments received in kind and accretion of original issue and market discounts
†	Comprised of two investments that reclassified from Independent Third-Party Valuation

There were no transfers between Level 1 and 2 during the three months ended March 31, 2017.

At December 31, 2016, the Partnership’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$—	$—	$—
2	Other direct and indirect observable market inputs *	89,800,173	21,001,126	—
3	Independent third-party valuation sources that employ significant unobservable inputs	1,036,044,457	101,934,853	64,521,901
3	Advisor valuations with significant unobservable inputs	107,199	—	1,560,161
Total		$1,125,951,829	$122,935,979	$66,082,062

*	For example, quoted prices in inactive markets or quotes for comparable investments

Special Value Continuation Partners, LP
 (A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2017
2. Summary of Significant Accounting Policies – (continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2016 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.)
Bank Debt	$847,311,244	Income approach	Discount rate	6.9% – 19.4% (12.1%)
	136,116,277	Market quotations	Indicative bid/ask quotes	1 – 2 (1)
	24,851,412	Market comparable companies	Revenue multiples	0.4x – 2.6x (1.0x)
	27,872,723	Market comparable companies	EBITDA multiples	7.3x – 11.0x (8.4x)
Other Corporate Debt	88,163,213	Market quotations	Indicative bid/ask quotes	1 (1)
	13,771,640	Market comparable companies	EBITDA multiples	7.6x – 7.8x (7.7x)
Equity	6,617,084	Income approach	Discount rate	7.3% – 26.2% (7.7%)
	41,442,919	Market quotations	Indicative bid/ask quotes	1(1)
	1,767,102	Market comparable companies	Revenue multiples	0.3x – 2.6x (1.6x)
	16,254,957	Market comparable companies	EBITDA multiples	5.0x – 11.0x (7.7x)
$1,204,168,571

Changes in investments categorized as Level 3 during the three months ended March 31, 2016 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$907,967,337	$89,314,530	$49,956,123
Net realized and unrealized gains (losses)	(500,731)	(1,814,130)	(1,824,669)
Acquisitions *	96,257,687	9,051,348	6,573,744
Dispositions	(61,198,449)	—	(2,910,789)
Transfers into Level 3 †	31,716,003	—	—
Ending balance	$974,241,847	$96,551,748	$51,794,409

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(323,387)	$(1,814,130)	$(1,905,613)

*	Includes payments received in kind and accretion of original issue and market discounts
†	Comprised of three investments that transferred from Level 2 due to reduced trading volumes

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$1,124,504	$—	$2,428,217
Net realized and unrealized gains (losses)	(756,370)	—	(71,628)
Acquisitions *	1,050,297	—	243
Dispositions	(1,101,994)	—	(315,053)
Ending balance	$316,437	$—	$2,041,779

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(714,303)	$—	$(386,681)

*	Includes payments received in kind and accretion of original issue and market discounts

There were no transfers between Level 1 and 2 during the three months ended March 31, 2016.

Special Value Continuation Partners, LP
 (A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2017
2. Summary of Significant Accounting Policies – (continued)

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

Foreign Investments

The Partnership may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 0.2% and 0.2% of total investments at March 31, 2017 and December 31, 2016, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at March 31, 2017 and December 31, 2016 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

Derivatives

In order to mitigate certain currency exchange and interest rate risks, the Partnership may enter into certain derivative transactions. All derivatives are reported at their gross amounts as either assets or liabilities in the Consolidated Statements of Assets and Liabilities. Transactions entered into are accounted for using the mark-to-market method with the resulting change in fair value recognized in earnings for the current period. Risks may arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts and from unanticipated movements in interest rates and the value of foreign currencies relative to the U.S. dollar. Certain derivatives may also require the Partnership to pledge assets as collateral to secure its obligations. There were no derivative transactions during the three months ended March 31, 2017, and, as of March 31, 2017, no derivatives were outstanding.

Special Value Continuation Partners, LP
 (A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2017
2. Summary of Significant Accounting Policies – (continued)

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

Valuations of derivatives are determined using observable market inputs other than quoted prices in active markets for identical assets and, accordingly, are classified as Level 2 in the GAAP valuation hierarchy.

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

Income Taxes

The income or loss of the Partnership, TCPC Funding and the SBIC is reported in the respective partners’ income tax returns. Consequently, no income taxes are paid at the partnership level or reflected in the Partnership’s financial statements. In accordance with ASC Topic 740 – Income Taxes, the Partnership recognizes in its consolidated financial statements the effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination. As of March 31, 2017, all tax years of the Partnership, TCPC Funding and the SBIC since January 1, 2013 remain subject to examination by federal tax authorities. No such examinations are currently pending.

Special Value Continuation Partners, LP
 (A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2017
2. Summary of Significant Accounting Policies – (continued)

Cost and unrealized appreciation and depreciation of the Partnership’s investments (including derivatives) for U.S. federal income tax purposes at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
Unrealized appreciation	$41,927,289	$33,945,996
Unrealized depreciation	(68,405,790)	(65,041,945)
Net unrealized depreciation	$(26,478,501)	$(31,095,949)

Cost	$1,364,988,287	$1,346,065,819

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

The Partnership also adopted ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs as well as ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015. Together, these ASUs required, in most cases, that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Debt issuance costs incurred in connection with line-of-credit arrangements, however, may continue to be presented as an asset in the balance sheet. The adoption of these ASUs resulted in the reclassification of certain debt issuance costs related to the Term Loan and SBA Debentures (as defined in Note 4) from deferred debt issuance costs to debt in the Consolidated Statements of Assets and Liabilities. As of March 31, 2017 and December 31, 2016, $2.6 million and $2.7 million in debt issuance costs, respectively, were included in debt in the Consolidated Statements of Assets and Liabilities.

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

Special Value Continuation Partners, LP
 (A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2017
2. Summary of Significant Accounting Policies – (continued)

On March 30, 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities, which amends the amortization period for certain callable debt securities purchased at a premium, shortening the period to the earliest call date. ASU 2017-08 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Partnership does not expect the adoption of this pronouncement to have a material impact on the Partnership’s consolidated financial statements.

3. Management Fees, Incentive Compensation and Other Expenses

The Partnership’s management fee is calculated at an annual rate of 1.5% of total assets (excluding cash and cash equivalents) of TCPC on a consolidated basis as of the beginning of each quarter and is payable to the Advisor quarterly in arrears.

Incentive compensation is only paid to the extent that TCPC’s total performance exceeds a cumulative 8% annual return since January 1, 2013 (the “Total Return Hurdle”). The incentive compensation equals 20% of net investment income (reduced by preferred dividends) and 20% of net realized gains (reduced by any net unrealized losses), subject to the Total Return Hurdle. The incentive compensation is payable quarterly in arrears as an allocation and distribution to the General Partner and is calculated as the difference between cumulative incentive compensation earned since January 1, 2013 and cumulative incentive compensation paid since January 1, 2013. A reserve for incentive compensation is allocated to the account of the General Partner based on the amount of additional incentive compensation that would have been distributable to the General Partner assuming a hypothetical liquidation of TCPC and the Partnership at net asset value on the balance sheet date. The General Partner’s equity interest in the Partnership is comprised entirely of such reserve amount, if any. As of March 31, 2017 and December 31, 2016, no such reserve was allocated.

The Partnership bears all expenses incurred in connection with its business, including fees and expenses of outside contracted services, such as custodian, administrative, legal, audit and tax preparation fees, costs of valuing investments, insurance costs, brokers’ and finders’ fees relating to investments, and any other transaction costs associated with the purchase and sale of investments.

4. Leverage

Leverage is comprised of amounts outstanding under a term loan issued by the Partnership (the “Term Loan”), amounts outstanding under a senior secured revolving credit facility issued by the Partnership (the “SVCP Revolver” and together with the Term Loan, the “SVCP Facility”), amounts outstanding under a senior secured revolving credit facility issued by TCPC Funding (the “TCPC Funding Facility”), and debentures guaranteed by the SBA (the “SBA Debentures”).

Special Value Continuation Partners, LP
 (A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2017
4. Leverage – (continued)

Total leverage outstanding and available at March 31, 2017 was as follows:

	Maturity	Rate	Carrying Value	Available	Total Capacity
SVCP Facility
SVCP Revolver	2018	L+2.50%*	$36,000,000	$80,000,000	$116,000,000
Term Loan	2018	L+2.50%*	100,500,000	—	100,500,000
TCPC Funding Facility	2020	L+2.50%†	175,000,000	175,000,000	350,000,000
SBA Debentures	2024-2026	2.58%‡	61,000,000	89,000,000	150,000,000
Total leverage			372,500,000	$344,000,000	$716,500,000
Unamortized issuance costs			(2,616,896)
Debt, net of unamortized issuance costs			$369,883,104

*	Based on either LIBOR or the lender’s cost of funds, subject to certain limitations
†	Or L+2.25% subject to certain funding requirements
‡	Weighted-average interest rate, excluding fees of 0.36%

Total leverage outstanding and available at December 31, 2016 was as follows:

	Maturity	Rate	Carrying Value	Available	Total Capacity
SVCP Facility
SVCP Revolver	2018	L+2.50%*	$—	$116,000,000	$116,000,000
Term Loan	2018	L+2.50%*	100,500,000	—	100,500,000
TCPC Funding Facility	2020	L+2.50%†	175,000,000	175,000,000	350,000,000
SBA Debentures	2024-2026	2.58%‡	61,000,000	89,000,000	150,000,000
Total leverage			336,500,000	$380,000,000	$716,500,000
Unamortized issuance costs			(2,712,574)
Debt, net of unamortized issuance costs			$333,787,426

*	Based on either LIBOR or the lender’s cost of funds, subject to certain limitations
†	Or L+2.25% subject to certain funding requirements
‡	Weighted-average interest rate, excluding fees of 0.36%

The combined weighted-average interest rates on total leverage outstanding at March 31, 2017 and December 31, 2016 were 3.40% and 3.23%, respectively.

Total expenses related to debt include:

	Three Months Ended March 31,
	2017	2016
Interest expense	$3,232,304	$3,168,496
Amortization of deferred debt issuance costs	474,629	459,816
Commitment fees	391,729	220,681
Total	$4,098,662	$3,848,993

Special Value Continuation Partners, LP
 (A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2017
4. Leverage – (continued)

Amounts outstanding under the SVCP Facility, the TCPC Funding Facility and the SBA Debentures are carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of March 31, 2017, the estimated fair values of the SVCP Facility, the TCPC Funding Facility and the SBA Debentures approximated their carrying values. The estimated fair values of the SVCP Facility, the TCPC Funding Facility and the SBA Debentures are determined by discounting projected remaining payments using market interest rates for borrowings of the Partnership and entities with similar credit risks at the measurement date. At March 31, 2017, the estimated fair values of the SVCP Facility, the TCPC Funding Facility and the SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

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

Advances under the SVCP Facility through July 31, 2014 bore interest at an annual rate equal to 0.44% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). Advances under the SVCP Facility for periods from July 31, 2014 through September 3, 2015 bore interest at an annual rate equal to 2.50% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). Advances under the SVCP Facility from September 3, 2015 through July 31, 2016 bore interest at an annual rate equal to 1.75% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). Advances under the SVCP Facility from July 31, 2016 through the maturity date of the facility bear interest at an annual rate of 2.50% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). In addition to amounts due on outstanding debt, the SVCP Revolver accrues commitment fees of 0.20% per annum on the unused portion of the facility, or 0.25% per annum when less than $46.4 million in borrowings are outstanding. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Partnership fail to satisfy certain financial or other covenants. As of March 31, 2017, the Partnership was in full compliance with such covenants.

SBA Debentures

As of March 31, 2017, the SBIC was able to issue up to $150.0 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of March 31, 2017, the Partnership had committed $75.0 million of regulatory capital to the SBIC, all of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of LIBOR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

SBA Debentures outstanding as of March 31, 2017 were as follows:

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

March 31, 2017
4. Leverage – (continued)

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

Borrowings under the TCPC Funding Facility bear interest at a rate of LIBOR plus either 2.25% or 2.50% per annum, subject to certain funding requirements, plus an administrative fee of 0.25% per annum. In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.50% per annum on the unused portion of the facility, or 0.75% per annum when the unused portion is greater than 33% of the total facility, plus an administrative fee of 0.25% per annum. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding fail to satisfy certain financial or other covenants. As of March 31, 2017, TCPC Funding was in full compliance with such covenants.

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

March 31, 2017
5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk – (continued)

The Consolidated Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at March 31, 2017 and December 31, 2016 as follows:

		Unfunded Balances
Issuer	Maturity	March 31, 2017	December 31, 2016
Alera Group Intermediate Holdings, Inc.	12/30/2021	$833,333	$833,333
Alera Group Intermediate Holdings, Inc.	12/30/2022	759,547	759,547
Alpheus Communications, LLC	5/31/2018	357,419	357,419
AP Gaming I, LLC	12/20/2018	12,500,000	12,500,000
Asset International, Inc.	7/31/2020	1,325,721	1,325,721
Auto Trakk SPV, LLC	12/21/2021	3,827,058	3,827,058
Avanti Communications Group, PLC	11/30/2022	751,292	N/A
Bisnow, LLC	4/29/2021	1,200,000	1,200,000
Caliber Home Loans, Inc.	6/30/2020	5,555,556	6,666,667
Edmentum, Inc.	6/9/2020	1,263,220	3,368,586
Enerwise Global Technologies, Inc.	11/30/2017	4,000,000	4,000,000
GlassPoint Solar, Inc.	8/1/2020	16,000,000	N/A
Hylan Datacom & Electrical, LLC	7/25/2016	N/A	1,247,989
iGM RFE1 B.V.	10/12/2021	N/A	855,935
InMobi, Inc.	9/1/2018	N/A	7,500,000
Marketo, Inc.	8/16/2016	1,704,545	1,704,545
Mesa Airlines, Inc.	2/28/2022	N/A	9,268,182
Mesa Airlines, Inc.	12/31/2022	9,731,591	9,731,591
Pegasus Business Intelligence, LP (Onyx Centersource)	12/20/2021	671,356	671,356
Tradeshift Holdings, Inc.	9/1/2020	12,999,918	N/A
VSS-Southern Holdings, LLC	11/3/2020	856,164	856,164
Total Unfunded Balances		$74,336,720	$66,674,093

6. Related Party Transactions

TCPC, the Partnership, TCPC Funding, the SBIC, the Advisor, the General Partner and their members and affiliates may be considered related parties. From time to time, the Partnership advances payments to third parties on behalf of TCPC which are reimbursable through deductions from distributions to TCPC. At March 31, 2017 and December 31, 2016, no such amounts were outstanding. From time to time, the Advisor advances payments to third parties on behalf of the Partnership and receives reimbursement from the Partnership. At March 31, 2017 and December 31, 2016, amounts reimbursable to the Advisor totaled $0.4 million and $0.3 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Partnership (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Partnership, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Partnership. For the three months ended March 31, 2017 and 2016, expenses allocated pursuant to the Administration Agreement totaled $0.6 million and $0.4 million, respectively.

Special Value Continuation Partners, LP
 (A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2017
7. Distributions

The Partnership’s distributions are recorded on the record date. The timing of distributions is determined by the General Partner, which has provided the Advisor with certain criteria for such distributions.

8. Subsequent Events

On April 26, 2017, the Partnership extended the maturity date of the TCPC Funding facility from March 6, 2020 to April 26, 2021.

On May 9, 2017, TCPC’s board of directors declared a second quarter regular dividend of $0.36 per share payable on June 30, 2017 to stockholders of record as of the close of business on June 16, 2017.

9. Financial Highlights

The financial highlights with respect to the common limited partner are as follows:

	Three Months Ended March 31,
	2017	2016

Return on invested assets (1), (2)	2.8%	2.3%

Gross return to common limited partner (1)	2.8%	2.2%
Less: General Partner incentive allocation (1)	(0.6%)	(0.4%)
Return to common limited partner (1), (3)	2.2%	1.8%

Ratios to average common equity: (4)
Net investment income	9.4%	12.1%
Expenses	4.1%	4.7%
Expenses and General Partner allocation	4.5%	5.3%

Ending net assets attributable to common limited partner	$1,032,229,446	$820,099,971
Portfolio turnover rate (1)	8.8%	5.5%
Weighted-average leverage outstanding	$352,988,889	$416,238,462
Weighted-average interest rate on leverage	3.7%	3.1%

(1)	Not annualized.

(2)	Return on invested assets is a time-weighted, geometrically linked rate of return and excludes cash and cash equivalents.

(3)	Returns (net of allocations to General Partner and Partnership expenses, including financing costs and management fees) are calculated on a monthly geometrically linked, time-weighted basis.

(4)	Net investment income and expenses annualized. General Partner allocation not annualized.

Special Value Continuation Partners, LP
 (A Delaware Limited Partnership)

Consolidated Schedule of Changes in Investments in Affiliates (1) (Unaudited)

 Three Months Ended March 31, 2017

Security	Dividends or Interest (2)	Fair Value at December 31, 2016	Acquisitions (3)	Dispositions (4)	Fair Value at March 31, 2017

36th Street Capital Partners Holdings, LLC, Membership Units	$-	$6,818,897	$1,845,925	$-	$8,664,822
36th Street Capital Partners Holdings, LLC, Senior Note, 12%, due 11/1/20	908,583	29,203,304	2,752,968	(1,000,000)	30,956,272
AGY Holding Corp., Common Stock	-	-	-	-	-
AGY Holding Corp., Senior Secured 2nd Lien Notes, 11%, due 11/15/16	254,870	9,268,000	-	-	9,268,000
AGY Holding Corp., Senior Secured Delayed Draw Term Loan, 12%, due 9/15/18	31,474	1,049,147	-	-	1,049,147
AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/16	146,088	4,869,710	-	-	4,869,710
Anacomp, Inc., Class A Common Stock	-	1,205,306	-	(87,887)	1,117,419
Edmentum Ultimate Holdings, LLC, Junior PIK Notes, 10%, due 6/9/20	363,337	12,101,483	365,028	(55,768)	12,410,743
Edmentum Ultimate Holdings, LLC, Senior PIK Notes, 8.5%, due 6/9/20	61,359	2,846,246	61,824	-	2,908,070
Edmentum, Inc., Junior Revolving Facility, 5%, due 6/9/20	11,275	-	2,105,370	-	2,105,370
Edmentum Ultimate Holdings, LLC, Class A Common Units	-	1,123,591	-	(2)	1,123,589
EPMC HoldCo, LLC, Membership Units	-	210,035	-	-	210,035
Essex Ocean II, LLC, Membership Units	-	159,045	-	(159,045)	-
Globecomm Systems Inc., Senior Secured 1st Lien Term Loan, LIBOR + 7.625%, 1.25% LIBOR Floor, due 12/11/18	321,639	14,480,002	373	(313,549)	14,166,826
KAGY Holding Company, Inc., Series A Preferred Stock	-	4,607,246	605,871	-	5,213,117
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, 8.2% Cash + 3.5%PIK, due 7/2/17	634,753	21,276,653	188,004	-	21,464,657
Kawa Solar Holdings Limited, Revolving Credit Facility, 8.2%, due 7/2/17	91,998	4,000,000	-	(925,000)	3,075,000
Kawa Solar Holdings Limited, Ordinary Shares	-	-	-	-	-
Kawa Solar Holdings Limited, Series B Preferred Shares	-	1,395,350	233	-	1,395,583
RM Holdco, LLC, Equity Participation	-	-	-	-	-
RM Holdco, LLC, Membership Units	31,486	-	-	-	-
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 7%, due 3/21/16	85,327	4,871,284	6,715	-	4,877,999
RM OpCo, LLC, Senior Secured 2nd Lien Term Loan Tranche B, 8.5%, due 3/30/18	208,741	3,154,770	207,224	(2,026,794)	1,335,200
RM OpCo, LLC, Senior Secured 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	65,740	3,049,555	65,261	-	3,114,816
RM OpCo, LLC, Convertible 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	41,893	1,943,371	41,589	-	1,984,960
RM OpCo, LLC, Senior Convertible 2nd Lien Term Loan B, 8.5%, due 3/30/18	103,194	4,251,368	1,349,461	-	5,600,829
United N659UA-767, LLC (N659UA)	39,952	3,191,938	-	(101,260)	3,090,678
United N661UA-767, LLC (N661UA)	34,505	3,266,101	-	(105,003)	3,161,098
Wasserstein Cosmos Co-Invest, L.P., Limited Partnership Units	-	1,530,000	-	(1,297,000)	233,000

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

Special Value Continuation Partners, LP
 (A Delaware Limited Partnership)

Consolidated Schedule of Changes in Investments in Affiliates (1)

 Year Ended December 31, 2016

Security	Dividends or Interest(2)	Fair Value at December 31, 2015	Acquisitions(3)	Dispositions(4)	Fair Value at December 31, 2016
36th Street Capital Partners Holdings, LLC, Membership Units	$—	$225,000	$6,656,342	$(62,445)	$6,818,897
36th Street Capital Partners Holdings, LLC, Subordinated Promissory Note, 12%, due 11/1/20	1,921,851	900,000	28,303,304	—	29,203,304
AGY Holding Corp., Senior Secured 2nd Lien Notes, 11%, due 11/15/16	1,019,480	9,268,000	—	—	9,268,000
AGY Holding Corp., Senior Secured Delayed Draw Term Loan, 12%, due 9/15/18	20,074	—	1,049,147	—	1,049,147
AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/16	594,088	4,869,577	133	—	4,869,710
Anacomp, Inc., Class A Common Stock	—	1,581,964	—	(376,658)	1,205,306
Edmentum Ultimate Holdings, LLC, Junior PIK Notes, 10%, due 6/9/20	1,381,227	11,343,490	1,362,996	(605,003)	12,101,483
Edmentum Ultimate Holdings, LLC, Senior PIK Notes, 8.5%, due 6/9/20	236,640	2,612,408	233,838	—	2,846,246
Edmentum, Inc., Junior Revolving Facility, 5%, due 6/9/20	51,210	—	2,762,241	(2,762,241)	—
Edmentum Ultimate Holdings, LLC, Class A Common Units	—	680,218	443,373	—	1,123,591
EPMC HoldCo, LLC, Membership Units	—	682,614	102,392	(574,971)	210,035
Essex Ocean II, LLC, Membership Units	—	200,686	65,438	(107,079)	159,045
Globecomm Systems Inc., Senior Secured 1st Lien Term Loan, LIBOR + 7.625%, 1.25% LIBOR Floor, due 12/11/18	1,316,646	14,256,233	562,182	(338,413)	14,480,002
KAGY Holding Company, Inc., Series A Preferred Stock	—	6,118,515	45,967	(1,557,236)	4,607,246
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, 8.2% Cash + 3.5% PIK, due 7/2/17	2,475,897	25,000,000	661,542	(4,384,889)	21,276,653
Kawa Solar Holdings Limited, Revolving Credit Facility, 8.2%, due 7/2/17	93,425	—	4,000,000	—	4,000,000
Kawa Solar Holdings Limited, Ordinary Shares	—	—	—	—	—
Kawa Solar Holdings Limited, Series B Preferred Shares	—	—	1,395,350	—	1,395,350
N659UA Aircraft Secured Mortgage, 12%, due 2/28/16	4,554	318,980	—	(318,980)	—
N661UA Aircraft Secured Mortgage, 12%, due 5/4/16	11,822	570,303	—	(570,303)	—
N913DL Aircraft Secured Mortgage, 8%, due 3/15/17	2,322	115,617	—	(115,617)	—
N918DL Aircraft Secured Mortgage, 8%, due 8/15/18	5,109	237,494	—	(237,494)	—
N954DL Aircraft Secured Mortgage, 8%, due 3/20/19	7,829	342,734	—	(342,734)	—
N955DL Aircraft Secured Mortgage, 8%, due 6/20/19	8,463	369,162	—	(369,162)	—
N956DL Aircraft Secured Mortgage, 8%, due 5/20/19	8,365	365,197	—	(365,197)	—
N957DL Aircraft Secured Mortgage, 8%, due 6/20/19	8,537	372,392	—	(372,392)	—
N959DL Aircraft Secured Mortgage, 8%, due 7/20/19	8,708	379,522	—	(379,522)	—
N960DL Aircraft Secured Mortgage, 8%, due 10/20/19	9,289	403,869	—	(403,869)	—
N961DL Aircraft Secured Mortgage, 8%, due 8/20/19	9,028	393,115	—	(393,115)	—
N976DL Aircraft Secured Mortgage, 8%, due 2/15/18	4,636	218,321	—	(218,321)	—
N913DL Equipment Trust Beneficial Interests	491,371	107,501	375	(107,876)	—
N918DL Equipment Trust Beneficial Interests	8,483	127,662	89,515	(217,177)	—
N954DL Equipment Trust Beneficial Interests	8,743	77,850	17,496	(95,346)	—
N955DL Equipment Trust Beneficial Interests	8,278	108,100	2,433	(110,533)	—
N956DL Equipment Trust Beneficial Interests	8,362	104,478	2,571	(107,049)	—
N957DL Equipment Trust Beneficial Interests	8,249	105,329	2,637	(107,966)	—
N959DL Equipment Trust Beneficial Interests	8,139	106,203	2,702	(108,905)	—
N960DL Equipment Trust Beneficial Interests	7,785	105,937	3,088	(109,025)	—
N961DL Equipment Trust Beneficial Interests	7,976	101,487	3,159	(104,646)	—
N976DL Equipment Trust Beneficial Interests	8,635	100,793	755	(101,548)	—
RM Holdco, LLC, Equity Participation	—	—	—	—	—
RM Holdco, LLC, Membership Units	251,887	—	—	—	—
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 7%, due 3/21/16	328,902	3,719,155	1,152,129	—	4,871,284
RM OpCo, LLC, Senior Secured 2nd Lien Term Loan Tranche B, 8.5%, due 3/30/18	804,739	4,490,993	1,131,050	(2,467,273)	3,154,770
RM OpCo, LLC, Senior Secured 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	253,440	2,797,956	251,599	—	3,049,555
RM OpCo, LLC, Convertible 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	165,193	1,783,036	164,019	(3,684)	1,943,371
RM OpCo, LLC, Senior Convertible 2nd Lien Term Loan B, 8.5%, due 3/30/18	248,959	2,188,233	2,063,135	—	4,251,368
United N659UA-767, LLC (N659UA)	456,168	3,368,599	448,126	(624,787)	3,191,938
United N661UA-767, LLC (N661UA)	549,091	3,294,024	673,594	(701,517)	3,266,101
Wasserstein Cosmos Co-Invest, L.P., Limited Partnership Units	—	4,198,500	—	(2,668,500)	1,530,000

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

Special Value Continuation Partners, LP
 (A Delaware Limited Partnership)

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

 March 31, 2017

Investment	Acquisition Date
Avanti Communications Group, PLC, Senior New Money Initial Note, 10%, due 10/1/21	1/26/17
Avanti Communications Group, PLC, Senior Second-Priority PIK Toggle Note, 10%, due 10/1/21	1/26/17
Avanti Communications Group, PLC, Senior Secured Third-Priority Note, 12%, due 10/1/23	1/26/17
BlackLine Intermediate, Inc., Warrants to Purchase Common Stock	9/25/13
Boomerang Tube Holdings, Inc., Common Stock	2/2/16
Caribbean Financial Group, Senior Secured Notes, 11.5%, due 11/15/19	10/19/12
Epic Aero, Inc. (One Sky), Warrants to Purchase Common Stock	12/4/13
Findly Talent, LLC, Membership Units	1/1/14
Fuse Media, LLC, Warrants to Purchase Common Stock	8/3/12
Fuse, LLC, Senior Secured Notes, 10.375%, due 7/1/19	6/18/14
GACP I, LP, Membership Units	10/1/15
Gogo Intermediate Holdings, LLC, Senior Secured Notes, 12.5%, due 7/1/22	6/9/16
Green Biologics, Inc., Warrants to Purchase Stock	12/22/14
InMobi, Inc., Warrants to Purchase Stock	9/18/15
Integra Telecom, Inc., Common Stock	11/19/09
Integra Telecom, Inc., Warrants	11/19/09
Iracore International, Inc., Senior Secured Notes, 9.5%, due 6/1/18	5/8/13
Magnolia Finance V plc, Asset-Backed Credit Linked Notes, 13.125%, due 8/2/21	8/1/13
Marsico Holdings, LLC, Common Interest Units	9/10/12
Nanosys, Inc., Warrants to Purchase Common Stock	3/29/16
NEG Parent, LLC, Class A Units	10/17/16
NEG Parent, LLC, Class A Warrants to Purchase Class A Units	10/17/16
NEG Parent, LLC, Class B Warrants to Purchase Class A Units	10/17/16
NEG Parent, LLC, Class P Units	10/17/16
NEXTracker, Inc., Series B Preferred Stock	12/17/14
NEXTracker, Inc., Series C Preferred Stock	6/12/15
Rightside Group, Ltd., Warrants	8/6/14
Shop Holding, LLC (Connexity), Class A Units	6/2/11
Soasta, Inc., Warrants to Purchase Series F Preferred Stock	3/4/16
Soraa, Inc., Warrants to Purchase Common Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
STG-Fairway Holdings, LLC (First Advantage), Class A Units	12/30/10
Trade Finance Funding I, Ltd., Secured Class B Notes, 10.75%, due 11/13/18	11/13/13
Utilidata, Inc., Warrants to Purchase Stock	12/22/15
V Telecom Investment S.C.A. (Vivacom), Common Shares	11/9/12
Waterfall International, Inc., Series B Preferred Stock	9/16/2015
Waterfall International, Inc., Warrants to Purchase Stock	9/16/2015

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

Our leverage program is comprised of $116.0 million in available debt under a senior secured revolving credit facility issued by the Partnership (the “SVCP Revolver”), a $100.5 million term loan issued by the Partnership (the “Term Loan” and together with the SVCP Revolver, the “SVCP Facility”), $350.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding (the “TCPC Funding Facility”) and $150.0 million in committed leverage from the SBA (the “SBA Program” and, together with the SVCP Facility and the TCPC Funding Facility, the “Leverage Program”). Prior to the repurchase and retirement of the remaining preferred interests on September 3, 2015, the Leverage Program also included amounts outstanding under a preferred equity facility issued by the Partnership (the “Preferred Interests”).

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of March 31, 2017, 86.2% of our total assets were invested in qualifying assets.

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

As of March 31, 2017, less than 0.1% of our investments were categorized as Level 1, 7.6% were categorized as Level 2, 92.1% were Level 3 investments valued based on valuations by independent third party sources, and 0.2% were Level 3 investments valued based on valuations by the Advisor.

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

Portfolio and investment activity

During the three months ended March 31, 2017, we invested approximately $139.8 million, comprised of new investments in four new and five existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 95.5% were in senior secured debt comprised of senior loans ($126.9 million, or 90.8% of total acquisitions) and senior secured notes ($6.6 million, or 4.7% of total acquisitions). The remaining $6.3 million (4.5% of total acquisitions) were comprised of $5.7 million in equity interests in two portfolios of debt and lease assets, as well as $0.6 million in two warrant positions received in connection with debt investments. Additionally, we received approximately $117.0 million in proceeds from sales or repayments of investments during the three months ended March 31, 2017.

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

At March 31, 2017, our investment portfolio of $1,338.5 million (at fair value) consisted of 88 portfolio companies and was invested 95.2% in debt investments, substantially all of which was in senior secured debt. In aggregate, our investment portfolio was invested 86.7% in senior secured loans, 8.5% in senior secured notes and 4.8% in equity investments. Our average portfolio company investment at fair value was approximately $15.4 million. Our largest portfolio company investment by value was approximately $46.2 million and our five largest portfolio company investments by value comprised approximately 15.4% of our portfolio at March 31, 2017.

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

The industry composition of our portfolio at fair value at March 31, 2017 was as follows:

Industry	Percent of Total Investments
Software Publishing	13.9%
Computer Systems Design and Related Services	10.5%
Nondepository Credit Intermediation	9.1%
Lessors of Nonfinancial Licenses	4.1%
Business Support Services	4.0%
Air Transportation	3.6%
Hospitals	3.6%
Equipment Leasing	3.1%
Other Information Services	3.0%
Scientific Research and Development Services	2.8%
Chemicals	2.6%
Financial Investment Activities	2.5%
Insurance	2.4%
Retail	2.4%
Textile Furnishings Mills	2.3%
Activities Related to Credit Intermediation	1.9%
Other Manufacturing	1.9%
Utility System Construction	1.9%
Management, Scientific, and Technical Consulting Services	1.8%
Amusement and Recreation	1.7%
Other Publishing	1.6%
Wholesalers	1.6%
Wired Telecommunications Carriers	1.6%
Apparel Manufacturing	1.5%
Radio and Television Broadcasting	1.5%
Educational Support Services	1.4%
Restaurants	1.3%
Advertising and Public Relations Services	1.1%
Building Equipment Contractors	1.1%
Communications Equipment Manufacturing	1.1%
Activities Related to Real Estate	1.0%
Electronic Component Manufacturing	1.0%
Other	5.1%
Total	100.0%

The weighted average effective yield of the debt securities in our portfolio was 11.07% at March 31, 2017 and 10.92% at December 31, 2016. At March 31, 2017, 83.5% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 16.5% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that bore interest based on an interest rate floor was 74.6% at March 31, 2017. At December 31, 2016, 80.5% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 19.5% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that bore interest based on an interest rate floor was 77.0% at December 31, 2016.

Results of operations

Investment income

Investment income totaled $39.3 million and $34.6 million, respectively, for the three months ended March 31, 2017 and 2016, of which $38.8 million and $32.9 million were attributable to interest and fees on our debt investments, $0.1 million and $0.8 million to lease income and $0.4 million and $1.0 million to other income, respectively. Other income is primarily comprised of fee income earned in respect of amendments to various debt investments. Included in interest and fees on our debt investments were $3.3 million and $0.9 million of non-recurring income related to prepayments for the three months ended March 31, 2017 and 2016, respectively. The increase in investment income in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 reflects an increase in interest income due to the increase in prepayment income and the larger portfolio size in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, partially offset by a decrease in other income.

Expenses

Total operating expenses for the three months ended March 31, 2017 and 2016 were $10.4 million and $9.7 million, respectively, comprised of $4.9 million and $4.5 million in base management fees, $4.1 million and $3.8 million in interest expense and related fees, $0.1 million and $0.4 million in legal and professional fees, $0.6 million and $0.4 million in administrative expenses, and $0.7 million and $0.5 million in other expenses, respectively. The increase in expenses in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily reflects the increase in interest expense and other costs related to the increase in outstanding debt, as well as the increase in LIBOR rates during the period.

Net investment income

Net investment income was $29.0 million and $24.9 million, respectively, for the three months ended March 31, 2017 and 2016. The increase in net investment income in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily reflects the increase in investment income, partially offset by the increase in expenses in the three months ended March 31, 2017.

Net realized and unrealized gain or loss

Net realized losses for the three months ended March 31, 2017 and 2016 were $5.1 million and $2.6 million, respectively. Net realized losses during the three months ended March 31, 2017 were comprised primarily of a $3.5 million loss realization on the restructuring of our loan to Avanti Communications Group and a $1.5 million loss on the disposition of our investment in Integra Telecom Holdings. Substantially all of the losses had been recognized on an unrealized basis in prior periods.  Net realized loss during the three months ended March 31, 2016 was primarily due to the taxable reorganization of our investment in Boomerang Tube, LLC.

For the three months ended March 31, 2017 and 2016, the change in net unrealized appreciation/depreciation was $4.6 million and $(4.2) million, respectively. The change in net unrealized appreciation/depreciation for the three months ended March 31, 2017 was comprised primarily of the reversal of previously recognized unrealized losses as well as various market gains resulting from generally tighter spreads, partially offset by a $2.0 million markdown of Real Mex along with industry comparables, even as the company benefitted from increasing same store sales and other improvements. The change in net unrealized appreciation/depreciation for the three months ended March 31, 2016 was comprised primarily of a $1.7 million markdown on our loan to STG-Fairway Acquisitions, Inc. (aka First Advantage) to just under par, a $1.4 million markdown on our BPA Laboratories, Inc. debt to just above par as call protection expires, as well as various other mark to market adjustments resulting from generally wider market yield spreads during the quarter. These losses were partially offset by certain unrealized gains from improved credit, including a $3.9 million gain on our loan to Securus Technologies, Inc. due to favorable regulatory developments.

Net increase in net assets allocable to common limited and general partners resulting from operations

The net increase in net assets resulting from operations was $28.5 million and $18.1 million for the three months ended March 31, 2017 and 2016, respectively. The higher net increase in net assets applicable to common shareholders resulting from operations during the three months ended March 31, 2017 is primarily due to the lower net realized and unrealized losses and the higher net investment income during the three months ended March 31, 2017 compared to the net realized and unrealized losses during the three months ended March 31, 2016.

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

Total leverage outstanding and available under the combined Leverage Program at March 31, 2017 were as follows:

	Maturity	Rate	Carrying Value	Available	Total Capacity
SVCP Facility
SVCP Revolver	2018	L+2.50%*	$36,000,000	$80,000,000	$116,000,000
Term Loan	2018	L+2.50%*	100,500,000	—	100,500,000
TCPC Funding Facility	2020	L+2.50%†	175,000,000	175,000,000	350,000,000
SBA Debentures	2024-2026	2.58%‡	61,000,000	89,000,000	150,000,000
Total leverage			372,500,000	$344,000,000	$716,500,000
Unamortized issuance costs			(2,616,896)
Debt, net of unamortized issuance costs			$369,883,104

*	Based on either LIBOR or the lender’s cost of funds, subject to certain limitations
†	Or L+2.25% subject to certain funding requirements
‡	Weighted-average interest rate, excluding fees of 0.36%

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

Net cash used in operating activities during the three months ended March 31, 2017 was $5.9 million. Our primary use of cash in operating activities during this period consisted of the settlement of acquisitions of investments (net of dispositions) of $19.3 million, partially offset by net investment income less incentive allocation (net of non-cash income and expenses) of approximately $13.4 million.

Net cash provided by financing activities was $8.3 million during the three months ended March 31, 2017, consisting primarily of $36.0 million of net borrowings, reduced by $23.0 million in distributions to TCPC and $4.7 million in distributions of incentive compensation to the General Partner.

At March 31, 2017, we had $56.0 million in cash and cash equivalents.

The SVCP Facility and the TCPC Funding Facility are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 200% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the SVCP Facility and the TCPC Funding Facility, and may therefore impact our ability to borrow under the SVCP Facility and the TCPC Funding Facility. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At March 31, 2017, we were in compliance with all financial and operational covenants required by the Leverage Program.

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

The following table summarizes our distributions to our common limited partner for the three months ended March 31, 2017 and 2016:

Date Declared	Total Amount
February 22, 2017	$23,007,950
Total for three months ended March 31, 2017	$23,007,950
February 24, 2016	$20,893,214
Total for three months ended March 31, 2016	$20,893,214

Distributions to the General Partner

TCPC’s performance during the three months ended March 31, 2017 and 2016 exceeded the total return threshold; accordingly, incentive compensation of $4.7 million and $5.2 million for the three months ended March 31, 2017 and 2016, respectively, was distributable to the General Partner.

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

Recent Developments

From April 1, 2017 through May 5, 2017, we invested approximately $141.1 million primarily in seven senior secured loans with a combined effective yield of approximately 9.3%.

On April 26, 2017, the Partnership extended the maturity date of the TCPC Funding facility from March 6, 2020 to April 26, 2021.

On May 9, 2017, TCPC’s board of directors declared a second quarter regular dividend of $0.36 per share payable on June 30, 2017 to stockholders of record as of the close of business on June 16, 2017.

Item 3:	Quantitative and qualitative disclosure about market risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2017, 83.5% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At March 31, 2017, the percentage of floating rate debt investments in our portfolio that bore interest based on an interest rate floor was 74.6%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our March 31, 2017 balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest income	Interest Expense	Net Investment Income
Up 300 basis points	$36,089,022	$(11,175,000)	$24,914,022
Up 200 basis points	24,658,655	(7,450,000)	17,208,655
Up 100 basis points	13,228,288	(3,725,000)	9,503,288
Down 100 basis points	(4,996,806)	3,725,000	(1,271,806)
Down 200 basis points	(5,409,097)	4,226,758	(1,182,339)
Down 300 basis points	(5,409,097)	4,226,758	(1,182,339)

Item 4.	Controls and Procedures

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

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of March 31, 2017, we are currently not a party to any pending material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our most recent annual report on Form 10-K, as filed with the Securities and Exchange Commission on February 28, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4:	Mine Safety Disclosures.

None.

Item 5:	Other Information.

None.

Item 6:	Exhibits

Number	Description
3.1	Articles of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (2)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)*

* Filed herewith.

(1)	Incorporated by reference to Exhibit (a)(2) to the Registrant’s Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011
(2)	Incorporated by reference to Exhibit (b)(2) to the Registrant’s Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SPECIAL VALUE CONTINUATION PARTNERS, LP

Date: May 9, 2017
	By:	/s/ Howard M. Levkowitz
	Name:	Howard M. Levkowitz
	Title:	Chief Executive Officer

Date: May 9, 2017
	By:	/s/ Paul L. Davis
	Name:	Paul L. Davis
	Title:	Chief Financial Officer