Form 10-Q
period 2017-09-30
Special Value Continuation Partners, LP
filed 2017-11-07
CIK 1370754

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2017

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

The number of the Registrant’s common limited partner interests outstanding as of September 30, 2017 was $1,243,969,860.

SPECIAL VALUE CONTINUATION PARTNERS, LP

FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

TABLE OF CONTENTS

Part I.	Financial Information

Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of September 30, 2017 (unaudited) and December 31, 2016	2
	Consolidated Schedule of Investments as of September 30, 2017 (unaudited) and December 31, 2016	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2017 (unaudited) and September 30, 2016 (unaudited)	19
	Consolidated Statements of Changes in Net Assets for the nine months ended September 30, 2017 (unaudited) and year ended December 31, 2016	20
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 (unaudited) and September 30, 2016 (unaudited)	21
	Notes to Consolidated Financial Statements (unaudited)	22
	Consolidated Schedule of Changes in Investments in Affiliates for the nine months ended September 30, 2017 (unaudited) and year ended December 31, 2016	41
	Consolidated Schedule of Restricted Securities of Unaffiliated Issuers as of September 30, 2017 (unaudited) and December 31, 2016	43

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	45

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	58

Item 4.	Controls and Procedures	59

Part II.	Other Information

Item 1.	Legal Proceedings	60

Item 1A.	Risk Factors	60

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60

Item 3.	Defaults upon Senior Securities	60

Item 4.	Mine Safety Disclosures	60

Item 5.	Other Information	60

Item 6.	Exhibits	60

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Statements of Assets and Liabilities

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Investments, at fair value:
Companies less than 5% owned (cost of $1,378,833,997 and $1,174,421,611, respectively)	$1,389,967,667	$1,175,097,468
Companies 5% to 25% owned (cost of $86,080,592 and $75,508,585, respectively)	74,735,725	69,355,808
Companies more than 25% owned (cost of $95,435,060 and $96,135,623, respectively)	64,047,095	70,516,594
Total investments (cost of $1,560,349,649 and $1,346,065,819, respectively)	1,528,750,487	1,314,969,870

Cash and cash equivalents	71,929,885	53,579,868
Accrued interest income:
Companies less than 5% owned	17,600,493	12,713,025
Companies 5% to 25% owned	2,237,834	953,561
Companies more than 25% owned	11,763	25,608
Receivable for investments sold	13,414,257	—
Deferred debt issuance costs	3,664,315	3,828,784
Prepaid expenses and other assets	3,993,300	1,156,279
Total assets	1,641,602,334	1,387,226,995

Liabilities
Debt, net of unamortized issuance costs of $2,750,014 and $2,712,574, respectively	302,249,986	333,787,426
Payable for investments purchased	85,545,089	12,348,925
Incentive allocation payable	5,513,546	4,716,834
Interest payable	1,605,509	2,715,380
Payable to the Advisor	669,307	325,790
Unrealized depreciation on swaps	470,202	—
Accrued expenses and other liabilities	1,578,835	1,623,003
Total liabilities	397,632,474	355,517,358

Commitments and contingencies (Note 5)

Net assets applicable to common limited and general partners	$1,243,969,860	$1,031,709,637

Composition of net assets applicable to common limited and general partners
Paid-in capital in excess of par	$1,397,310,567	$1,180,024,317
Accumulated net investment income	25,246,361	17,764,674
Accumulated net realized losses	(146,503,089)	(134,962,632)
Accumulated net unrealized depreciation	(32,083,979)	(31,116,722)
Net assets applicable to common limited and general partners	$1,243,969,860	$1,031,709,637

See accompanying notes to the consolidated financial statements.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Unaudited)

September 30, 2017

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Advertising, Public Relations and Marketing
Foursquare Labs, Inc.	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	LIBOR (M)	—	8.81%	10.19%	6/1/2020	$18,750,000	$18,383,852	$18,334,875	1.15%	L/N
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 1 Term Loan (4.00% Exit Fee)	LIBOR (M)	1.37%	8.13%	9.50%	12/31/2019	$24,897,542	24,372,226	24,353,215	1.52%	H/L/N
Videology Media Technologies, LLC	First Lien UK Revolver (2.0% Exit Fee)	LIBOR (M)	1.00%	10.00%	11.32%	1/10/2020	$8,170,996	8,170,996	8,170,996	0.51%	L/N
Videology Media Technologies, LLC	First Lien US Revolver (2.0% Exit Fee)	LIBOR (M)	1.00%	8.50%	9.82%	1/10/2020	$2,647,385	2,647,385	2,647,385	0.17%	L/N
								53,574,459	53,506,471	3.35%
Air Transportation
Mesa Air Group, Inc.	Acquisition Loan	LIBOR (M)	—	7.25%	8.63%	7/15/2022	$12,478,783	12,326,601	12,728,359	0.80%	N
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan A	LIBOR (M)	—	7.25%	8.50%	12/14/2021	$15,025,436	14,800,541	15,029,944	0.94%	N
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan B	LIBOR (M)	—	7.25%	8.50%	2/28/2022	$8,723,671	8,589,297	8,680,488	0.54%	N
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan C	LIBOR (M)	—	7.25%	8.50%	7/31/2022	$3,621,731	3,566,306	3,578,814	0.22%	N
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan C-1	LIBOR (M)	—	7.25%	8.50%	9/30/2022	$5,560,909	5,463,631	5,466,652	0.34%	N
								44,746,376	45,484,257	2.84%
Amusement and Recreation
VSS-Southern Holdings, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	6.50% Cash+2.00% PIK	9.83%	11/3/2020	$24,342,738	23,968,373	24,707,879	1.54%	N
VSS-Southern Holdings, LLC	Sr Secured Revolver	LIBOR (Q)	1.00%	6.50% Cash+2.00% PIK	N/A	11/3/2020	$—	(13,214)	12,842	—	K/N
								23,955,159	24,720,721	1.54%
Apparel Manufacturing
Broder Bros., Co.	First Lien Term Loan (First Out)	LIBOR (Q)	1.25%	5.75%	7.05%	6/3/2021	$8,957,976	8,836,152	9,047,555	0.57%	N
Broder Bros., Co.	First Lien Term Loan B (Last Out)	LIBOR (Q)	1.25%	12.25%	13.55%	6/3/2021	$9,305,317	9,190,600	9,463,507	0.59%	N
								18,026,752	18,511,062	1.16%
Building Equipment Contractors
Hylan Datacom & Electrical, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	7.50%	8.74%	7/25/2021	$13,805,441	13,635,230	13,915,884	0.87%	N

Business Support Services
Enerwise Global Technologies, Inc.	Sr Secured Revolving Loan	LIBOR (Q)	0.23%	8.52%	N/A	11/30/2018	$—	(3,251)	(18,600)	—	K/N
Enerwise Global Technologies, Inc.	Sr Secured Term Loan (3.77% Exit Fee)	LIBOR (Q)	0.23%	9.27%	10.57%	11/30/2019	$23,000,000	22,776,712	22,893,050	1.43%	L/N
STG-Fairway Acquisitions, Inc. (First Advantage)	Second Lien Term Loan	LIBOR (Q)	1.00%	9.25%	10.57%	6/30/2023	$31,000,000	30,624,810	29,267,100	1.83%	N
								53,398,271	52,141,550	3.26%
Chemicals
Anuvia Plant Nutrients Holdings, LLC	Sr Secured Term Loan (8.0% Exit Fee)	LIBOR (M)	—	10.63%	12.00%	2/1/2018	$2,824,919	2,829,948	2,824,919	0.18%	L/N
Green Biologics, Inc.	Convertible Note	Fixed	—	10.00% PIK	10.00%	6/30/2019	$7,500,000	7,355,902	5,853,750	0.37%	E/N
Green Biologics, Inc.	Sr Secured Term Loan (12.4 % Exit Fee)	Fixed	—	10.00% PIK	10.00%	12/31/2020	$8,106,004	7,940,893	6,376,993	0.40%	L/N
iGM RFE1 B.V. (Netherlands)	First Lien Delayed Draw Term Loan	LIBOR (Q)	—	8.00%	9.33%	10/12/2021	$877,431	872,110	927,444	0.06%	H/N
iGM RFE1 B.V. (Netherlands)	First Lien Term Loan	LIBOR (Q)	—	8.00%	9.33%	10/12/2021	$3,792,122	3,768,558	4,008,273	0.25%	H/N
iGM RFE1 B.V. (Netherlands)	First Lien Term Loan	EURIBOR (Q)	—	8.00%	8.00%	10/12/2021	€6,418,239	7,011,284	8,014,710	0.50%	D/H/N
Nanosys, Inc.	First Lien Delayed Draw Term Loan (3.5% Exit Fee)	LIBOR (Q)	—	9.81%	11.19%	4/1/2019	$10,000,000	9,604,298	9,828,000	0.61%	L/N
								39,382,993	37,834,089	2.37%
Communications Equipment Manufacturing
Globecomm Systems, Inc.	First Lien Term Loan	LIBOR (Q)	1.25%	7.63%	9.05%	12/11/2018	$14,442,682	14,298,255	13,409,308	0.84%	B/N

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2017

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Computer Systems Design and Related Services
Aptos Inc. (Canada)	First Lien Incremental Term Loan	LIBOR (Q)	1.00%	6.75%	8.08%	9/1/2022	$7,969,241	$7,849,702	$7,849,702	0.49%	H/N
Aptos Inc. (Canada)	First Lien Term Loan	LIBOR (Q)	1.00%	6.75%	8.08%	9/1/2022	$9,900,000	9,731,240	9,751,500	0.61%	H/N
Bracket Intermediate Holding Corp.	Second Lien Term Loan	LIBOR (Q)	1.00%	9.00%	10.32%	3/14/2024	$10,925,551	10,612,225	10,696,115	0.67%	N
Dealersocket, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	10.00%	11.37%	2/10/2021	$15,750,000	15,285,565	15,750,000	0.98%	N
Fidelis Acquisitionco, LLC	First Lien Bridge Term Loan	LIBOR (M)	1.00%	6.00% Cash+2.00% PIK	9.38%	10/13/2017	$3,182,143	3,163,821	3,182,143	0.20%	N
Fidelis Acquisitionco, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	6.00% Cash+2.00% PIK	9.32%	11/4/2019	$43,214,417	42,779,942	39,178,191	2.45%	N
Fidelis Acquisitionco, LLC	Sr Secured Revolver	LIBOR (Q)	1.00%	8.00%	9.32%	11/4/2019	$3,182,143	3,182,143	2,884,931	0.18%	N
Marketo, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	9.50%	10.83%	8/16/2021	$23,295,455	22,722,018	23,295,455	1.46%	N
Marketo, Inc.	Senior Secured Revolver	LIBOR (Q)	1.00%	9.50%	N/A	8/16/2021	$—	(39,766)	—	—	K/N
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan B	LIBOR (Q)	—	8.00%	9.32%	9/3/2018	$2,296,200	2,296,200	2,296,200	0.14%	H/N
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan	LIBOR (Q)	—	8.00%	9.32%	9/3/2018	$10,240,000	10,210,950	10,240,000	0.64%	H/N
OnX USA, LLC	First Lien Term Loan B	LIBOR (Q)	—	8.00%	9.32%	9/3/2018	$3,702,400	3,702,400	3,702,400	0.23%	N
OnX USA, LLC	First Lien Term Loan	LIBOR (Q)	—	8.00%	9.32%	9/3/2018	$3,120,000	3,121,990	3,120,000	0.19%	N
								134,618,430	131,946,637	8.24%
Credit (Nondepository)
Auto Trakk SPV, LLC	First Lien Delayed Draw Term Loan	LIBOR (M)	0.50%	9.50%	10.73%	12/21/2021	$32,392,942	31,954,106	32,602,257	2.04%	N
Caliber Home Loans, Inc.	First Lien Delayed Draw Term Loan	LIBOR (M)	1.00%	6.50%	7.74%	6/30/2020	$15,555,556	15,399,451	15,735,556	0.98%	N
Caribbean Financial Group (Cayman Islands)	Sr Secured Notes	Fixed	—	11.50%	11.50%	11/15/2019	$28,678,000	28,593,384	29,538,340	1.85%	E/G/H/N
								75,946,941	77,876,153	4.87%
Credit Related Activities
Pacific Union Financials, LLC	First Lien Term Loan	LIBOR (M)	1.00%	7.50%	8.74%	4/21/2022	$25,000,000	24,765,887	25,108,750	1.57%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Term Loan	LIBOR (Q)	1.00%	6.75%	8.09%	12/20/2021	$14,659,047	14,532,703	14,644,388	0.91%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	Revolver	LIBOR (Q)	1.00%	6.75%	8.09%	12/20/2021	$89,514	83,765	88,843	0.01%	N
								39,382,355	39,841,981	2.49%
Data Processing and Hosting Services
Applause App Quality, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	6.50%	7.74%	9/20/2022	$22,647,306	22,197,368	22,194,361	1.39%	N
Applause App Quality, Inc.	First Revolver	LIBOR (M)	1.00%	6.50%	N/A	9/20/2022	$—	(30,014)	—	—	K/N
DigiCert Holdings, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.00%	9/20/2025	$10,578,112	10,525,221	10,694,947	0.67%
Internap Corporation	First Lien Term Loan	LIBOR (M)	1.00%	7.00%	8.24%	4/3/2022	$8,184,324	8,069,799	8,286,628	0.52%	J
IO Data Centers, USA, LLC	First Lien Term Loan	Fixed	—	9.00%	9.00%	1/15/2020	$15,000,000	15,000,000	15,000,000	0.94%	N
Pulse Secure, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	7.00%	8.30%	5/1/2022	$12,022,227	11,852,990	11,895,993	0.74%	N
Pulse Secure, LLC	Revolver	LIBOR (Q)	1.00%	7.00%	N/A	5/1/2022	$—	(18,491)	(14,096)	—	K/N
TierPoint, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	7.25%	8.49%	5/5/2025	$9,675,000	9,608,020	9,872,564	0.62%
								77,204,893	77,930,397	4.88%
Educational Support Services
Edmentum, Inc.	Jr Revolving Facility	Fixed	—	5.00%	5.00%	6/9/2020	$—	—	—	—	B/N
Edmentum Ultimate Holdings, LLC	Sr PIK Notes	Fixed	—	8.50%	8.50%	6/9/2020	$3,033,675	3,033,675	3,033,675	0.19%	B/N
Edmentum Ultimate Holdings, LLC	Jr PIK Notes	Fixed	—	10.00%	10.00%	6/9/2020	$14,054,482	13,646,311	11,173,317	0.70%	B/N
								16,679,986	14,206,992	0.89%
Electronic Component Manufacturing
Soraa, Inc.	Tranche A Term Loan (3.0% Exit Fee)	LIBOR (M)	0.44%	9.33%	10.71%	3/1/2018	$7,570,571	7,488,052	7,394,555	0.46%	L/N
Soraa, Inc.	Tranche B Term Loan	LIBOR (M)	0.44%	9.33%	10.71%	3/1/2018	$1,603,779	1,579,327	1,567,373	0.10%	N
								9,067,379	8,961,928	0.56%
Equipment Leasing
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	—	12.00%	12.00%	11/1/2020	$21,696,871	21,696,871	21,696,871	1.36%	E/F/N
Essex Ocean, LLC (Solexel)	Sr Secured Term Loan	Fixed	—	8.00%	8.00%	8/15/2018	$1,696,898	1,696,898	—	—	C/N
								23,393,769	21,696,871	1.36%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2017

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Facilities Support Services
NANA Development Corp.	First Lien Term Loan B	LIBOR (Q)	1.25%	6.75%	8.08%	3/15/2018	$233,324	$230,588	$230,990	0.01%	N

Grocery Stores
Bashas, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.50%	8.80%	10.30%	10/8/2019	$5,727,386	5,705,475	5,727,386	0.36%	N

Hospitals
KPC Healthcare, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	9.00%	10.45%	2/6/2020	$14,792,003	14,707,122	14,939,923	0.93%	N
Pacific Coast Holdings Investment, LLC (KPC Healthcare)	First Lien Term Loan	LIBOR (M)	1.00%	7.50%	8.74%	2/14/2021	$29,288,064	28,909,527	29,280,742	1.83%	N
								43,616,649	44,220,665	2.76%
Insurance
Alera Group Intermediate Holdings, Inc.	First Lien Delayed Draw Term Loan	LIBOR (Q)	1.00%	5.50%	6.74%	12/30/2022	$124,583	116,283	126,249	0.01%	N
Alera Group Intermediate Holdings, Inc.	First Lien Revolver	LIBOR (Q)	1.00%	5.50%	N/A	12/30/2021	$—	(7,558)	—	—	K/N
Alera Group Intermediate Holdings, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	5.50%	6.74%	12/30/2022	$3,390,085	3,360,563	3,396,866	0.21%	N
Association Member Benefits Advisors, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	8.75%	9.99%	6/8/2023	$8,277,983	8,130,115	8,257,288	0.52%	N
US Apple Holdco, LLC (Ventiv Technology)	First Lien FILO Term Loan	LIBOR (Q)	0.50%	13.62%	14.91%	8/29/2019	$20,060,606	19,698,428	20,060,606	1.25%	N
US Apple Holdco, LLC (Ventiv Technology)	First Lien Incremental Tranche B FILO Term Loan	LIBOR (Q)	0.50%	13.62%	14.97%	8/29/2019	$4,320,000	4,245,257	4,320,000	0.27%	N
								35,543,088	36,161,009	2.26%
Lessors of Nonfinancial Licenses
ABG Intermediate Holdings 2, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	7.75%	8.99%	9/29/2025	$15,000,000	14,887,500	15,150,000	0.95%
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.00%	9.65%	10.90%	3/21/2022	$33,544,709	33,232,910	33,199,199	2.07%	N
								48,120,410	48,349,199	3.02%
Management, Scientific, and Technical Consulting Services
Asentinel, LLC (Tangoe)	First Lien Last Out Term Loan	LIBOR (M)	1.00%	10.77%Cash+0.50%PIK	12.60%	6/16/2022	$24,259,932	23,339,619	23,495,744	1.47%	N
Dodge Data & Analytics, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.75%	10.06%	10/31/2019	$23,297,434	23,037,915	23,297,434	1.45%	N
								46,377,534	46,793,178	2.92%
Motion Picture and Video Industries
NEG Holdings, LLC (CORE Entertainment)	First Lien Term Loan	LIBOR (Q)	1.00%	8.00% PIK	9.33%	10/17/2022	$1,548,210	1,548,210	1,548,210	0.10%	N

Other Information Services
Asset International, Inc.	Delayed Draw Term Loan	LIBOR (Q)	1.00%	8.50%	9.84%	7/31/2020	$1,251,626	1,231,645	1,246,933	0.08%	N
Asset International, Inc.	Revolver Loan	LIBOR (Q)	1.00%	8.50%	9.84%	7/31/2020	$491,303	482,070	489,092	0.03%	N
Asset International, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.83%	7/31/2020	$15,213,518	15,042,452	15,179,287	0.95%	N
Discoverorg, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	8.50%	9.74%	2/26/2024	$12,839,252	12,712,038	12,710,859	0.79%	N
								29,468,205	29,626,171	1.85%
Other Manufacturing
AGY Holding Corp.	Sr Secured Term Loan	Fixed	—	12.00%	12.00%	9/15/2018	$4,869,577	4,869,577	4,869,577	0.30%	B/N
AGY Holding Corp.	Second Lien Notes	Fixed	—	11.00%	11.00%	11/15/2018	$9,268,000	7,586,317	9,268,000	0.58%	B/E/N
AGY Holding Corp.	Delayed Draw Term Loan	Fixed	—	12.00%	12.00%	9/15/2018	$1,049,146	1,049,146	1,049,146	0.06%	B/N
								13,505,040	15,186,723	0.94%
Other Publishing
Bisnow, LLC	First Lien Revolver	LIBOR (Q)	—	9.00%	N/A	4/29/2021	$—	(24,000)	—	—	K/N
Bisnow, LLC	First Lien Term Loan	LIBOR (Q)	—	9.00%	10.31%	4/29/2021	$8,247,890	8,121,791	8,313,875	0.52%	N
Contextmedia Health, LLC	First Lien Term Loan B	LIBOR (M)	1.00%	6.50%	7.75%	12/23/2021	$13,125,000	11,957,589	13,075,781	0.82%
Patient Point Network Solutions, LLC	First Lien Second Out Term Loan	LIBOR (M)	1.00%	7.50%	8.74%	6/26/2022	$7,003,544	6,916,582	6,916,000	0.43%	N
Patient Point Network Solutions, LLC	Revolver	LIBOR (M)	1.00%	7.50%	N/A	6/26/2022	$—	(5,366)	(5,506)	—	K/N
								26,966,596	28,300,150	1.77%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2017

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Pharmaceuticals
Nephron Pharmaceuticals Corporation	First Lien FILO Term Loan	LIBOR (M)	1.00%	8.75%	9.99%	8/7/2019	$44,047,447	$42,913,836	$43,122,451	2.69%	N

Other Real Estate Activities
Associations, Inc.	First Lien FILO Term Loan	LIBOR (Q)	1.00%	8.96%	10.29%	12/23/2019	$12,794,670	12,703,330	12,794,670	0.80%	N
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.26%	4/17/2024	$25,202,549	24,954,120	25,782,207	1.61%	N
								37,657,450	38,576,877	2.41%
Other Telecommunications
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR (M)	1.25%	7.75%	9.00%	4/30/2021	$4,516,129	4,470,968	4,542,458	0.28%
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	8.25%	9.25%	6/20/2025	$25,846,154	25,620,000	26,120,769	1.63%
								30,090,968	30,663,227	1.91%
Plastics Manufacturing
Iracore International, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	9.00%	10.25%	4/13/2021	$1,900,733	1,900,733	1,900,733	0.12%	B/N

Radio and Television Broadcasting
NEP/NCP Holdco, Inc.	Second Lien Term Loan	LIBOR (M)	1.00%	7.00%	8.23%	1/23/2023	$11,536,391	11,508,154	11,644,545	0.73%	G

Real Estate Leasing
Daymark Financial Acceptance, LLC	First Lien Delayed Draw Term Loan	LIBOR (Q)	—	9.50%	10.74%	1/12/2020	$14,000,000	13,879,590	13,748,000	0.86%	N
Home Partners of America, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	7.00%	8.23%	10/13/2022	$5,000,000	4,913,427	5,100,000	0.32%	N
								18,793,017	18,848,000	1.18%
Restaurants
RM OpCo, LLC (Real Mex)	Convertible Second Lien Term Loan Tranche B-1	Fixed	—	8.50%	8.50%	3/30/2018	$2,072,771	2,072,771	1,705,683	0.11%	B/N
RM OpCo, LLC (Real Mex)	First Lien Term Loan Tranche A	Fixed	—	7.00%	7.00%	3/30/2018	$4,892,097	4,608,710	4,892,097	0.30%	B/N
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B	Fixed	—	8.50%	8.50%	3/30/2018	$10,327,904	10,327,904	—	—	B/C/N
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B-1	Fixed	—	8.50%	8.50%	3/30/2018	$3,252,610	3,237,187	2,676,572	0.17%	B/N
RM OpCo, LLC (Real Mex)	Sr Convertible Second Lien Term Loan B	Fixed	—	8.50%	8.50%	3/30/2018	$6,490,093	6,490,093	6,490,103	0.40%	B/N
								26,736,665	15,764,455	0.98%
Retail
Bon-Ton, Inc.	First Lien Tranche A-1 Revolver	LIBOR (Q)	1.00%	9.50%	10.81%	3/15/2021	$4,432,934	4,361,693	4,399,687	0.27%	N
USR Parent, Inc. (Staples)	First Lien FILO Term Loan	LIBOR (M)	1.00%	8.84%	10.07%	9/12/2022	$11,149,443	10,871,171	10,870,707	0.68%	N
								15,232,864	15,270,394	0.95%
Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Sr New Money Initial Note	Fixed	—	10.00%	10.00%	10/1/2021	$1,273,204	1,240,014	1,062,330	0.07%	E/G/H/N
Avanti Communications Group, PLC (United Kingdom)	Sr Second-Priority PIK Toggle Note	Fixed	—	10.00%	10.00%	10/1/2021	$3,248,857	3,166,787	2,710,765	0.17%	E/G/H/N
Avanti Communications Group, PLC (United Kingdom)	Sr Secured Third-Priority Note	Fixed	—	12.00%	12.00%	10/1/2023	$6,729,804	3,428,151	1,716,100	0.11%	E/G/H/N
								7,834,952	5,489,195	0.35%
Scientific Research and Development Services
Envigo Holdings, Inc. (BPA Laboratories, Inc.)	First Lien Term Loan	LIBOR (Q)	—	2.50%	3.81%	4/29/2020	$1,857,267	1,671,540	1,798,456	0.11%
Envigo Holdings, Inc. (BPA Laboratories, Inc.)	Second Lien Term Loan	LIBOR (Q)	—	2.50%	3.81%	4/29/2020	$4,189,589	2,787,440	4,084,849	0.25%
Envigo Holdings, Inc. (BPA Laboratories, Inc.)	First Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.80%	11/3/2021	$34,930,560	34,339,828	35,017,889	2.19%	G
								38,798,808	40,901,194	2.55%
Textile Furnishings Mills
Lexmark Carpet Mills, Inc.	First Lien Term Loan (1.5% Exit Fee)	LIBOR (Q)	1.00%	10.00%Cash+1.00% PIK	12.3%	12/19/2019	$21,061,727	21,061,727	20,988,011	1.31%	L/N
Lexmark Carpet Mills, Inc.	First Lien Term Loan B (1.5% Exit Fee)	LIBOR (Q)	1.00%	10.00%Cash+1.00% PIK	12.3%	12/19/2019	$7,224,662	7,124,139	7,199,375	0.45%	L/N
								28,185,866	28,187,386	1.76%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2017

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal or Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Traveler Arrangement
CIBT Solutions, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	7.75%	9.08%	6/1/2025	$7,611,914	$7,536,412	$7,726,092	0.48%	N

Software Publishing
Acronis International GmbH (Switzerland)	First Lien Term Loan	LIBOR (Q)	1.00%	13.00%Cash+2.00%PIK	16.31%	7/16/2018	$17,446,997	17,452,145	17,446,997	1.09%	H/N
Actifio, Inc.	First Lien Term Loan (2.0% Exit Fee)	LIBOR (M)	1.00%	7.50% Cash+1.00% PIK	9.88%	11/1/2020	$35,204,503	34,711,491	34,708,120	2.17%	L/N
ArcServe (USA), LLC	Second Lien Term Loan	LIBOR (Q)	0.50%	8.50% Cash+1.25% PIK	11.00%	1/31/2020	$30,534,114	30,242,898	30,089,843	1.88%	N
Autoalert, LLC	First Lien Term Loan	LIBOR (Q)	0.25%	5.75% Cash+3.00% PIK	10.06%	3/31/2019	$36,505,910	36,256,859	36,816,210	2.30%	N
Bond International Software, Inc. (United Kingdom)	First Lien Term Loan	LIBOR (M)	1.00%	10.00%	11.24%	11/4/2021	$26,358,696	25,825,375	25,939,592	1.62%	H/N
ECI Macola/Max Holding, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.33%	9/19/2025	$24,325,623	24,082,367	24,386,437	1.52%	N
Fishbowl, Inc.	First Lien Term Loan	LIBOR (Q)	—	2.80% Cash+8.45% PIK	12.63%	1/26/2022	$19,316,029	18,756,824	18,947,092	1.18%	N
Mapp Digital US, LLC	First Lien Term Loan	LIBOR (Q)	—	9.50%	10.80%	12/31/2017	$5,621,605	5,607,200	5,613,173	0.35%	N
Newscycle Solutions, Inc.	Second Lien Term Loan	LIBOR (Q)	—	13.00%	14.32%	9/10/2021	$11,513,362	11,235,273	11,789,683	0.74%	N
Newscycle Solutions AB (Sweden)	Second Lien Term Loan B	LIBOR (Q)	—	13.00%	14.32%	9/10/2021	$11,513,362	11,235,273	11,789,683	0.74%	H/N
Tradeshift Holdings, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	LIBOR (M)	—	8.88%	10.25%	9/1/2020	$14,529,322	13,826,524	13,876,940	0.87%	L/N
Utilidata, Inc.	First Lien Delayed Draw Term Loan (1.0% Exit Fee)	LIBOR (M)	0.62%	9.88%	11.25%	1/1/2019	$2,255,976	2,210,023	2,224,505	0.14%	L/N
Xactly Corporation	First Lien Term Loan	LIBOR (M)	1.00%	7.25%	8.49%	7/31/2022	$16,397,517	16,077,665	16,069,567	1.00%	N
Xactly Corporation	Revolver	LIBOR (M)	1.00%	7.25%	N/A	7/31/2022	$—	(27,167)	(28,110)	—	K/N
								247,492,750	249,669,732	15.6%
Utility System Construction
GlassPoint Solar, Inc.	First Lien Term Loan (5.0% Exit Fee)	LIBOR (M)	—	11.44%	12.81%	8/1/2020	$3,912,604	3,585,789	3,804,828	0.24%	L/N
GlassPoint Solar, Inc.	First Lien Delay Draw Term Loan A	LIBOR (M)	—	11.44%	N/A	8/1/2020	$—	—	—	—	N
GlassPoint Solar, Inc.	First Lien Delay Draw Term Loan B	LIBOR (M)	—	11.44%	N/A	8/1/2020	$—	—	—	—	N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Bank Guarantee Credit Facility	Fixed	—	8.00% PIK	9.34%	7/2/2018	$17,471,897	17,471,897	16,700,513	1.04%	F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Revolving Credit Facility	LIBOR (Q)	—	—	—	7/2/2018	$6,072,441	6,072,441	6,072,441	0.38%	C/F/H/N
								27,130,127	26,577,782	1.66%
Wholesalers
NILCO, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	9.5%	10.74%	9/1/2021	$20,224,763	19,723,119	20,629,259	1.29%	N

Wired Telecommunications Carriers
Alpheus Communications, LLC	First Lien Delayed Draw FILO Term Loan	LIBOR (M)	1.00%	7.42%	8.73%	5/31/2018	$325,447	322,212	325,252	0.02%	N
Alpheus Communications, LLC	First Lien Delayed Draw FILO Term Loan	LIBOR (M)	1.00%	7.42%	8.51%	5/31/2018	$1,321,328	1,315,866	1,320,321	0.08%	N
Alpheus Communications, LLC	First Lien FILO Term Loan	LIBOR (M)	1.00%	7.42%	8.72%	5/31/2018	$7,110,607	7,039,918	7,106,340	0.44%	N
								8,677,996	8,751,913	0.54%
Wireless Telecommunications Carriers
Gogo, LLC	Sr Secured Notes	Fixed	—	12.50%	12.50%	7/1/2022	$10,000,000	10,000,000	11,443,750	0.71%	E/G

Total Debt Investments								1,468,606,760	1,463,294,967	91.42%

Equity Securities
Advertising, Public Relations and Marketing
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock						1,125,000	185,450	177,750	0.01%	C/E/N
InMobi, Inc. (Singapore)	Warrants to Purchase Common Stock						995,902	159,270	159,245	0.01%	C/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock						1,049,996	276,492	486,148	0.03%	C/E/H/N
								621,212	823,143	0.05%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2017

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Air Transportation
Aircraft Leased to United Airlines, Inc.
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests						683	$2,979,575	$2,983,358	0.19%	E/F/N
United N661UA-767, LLC (N661UA)	Trust Beneficial Interests						688	3,088,529	3,057,259	0.19%	E/F/N
Epic Aero, Inc. (One Sky)	Warrants to Purchase Common Stock						1,843	855,313	3,451,916	0.22%	C/E/N
								6,923,417	9,492,533	0.60%
Business Support Services
Findly Talent, LLC	Membership Units						708,229	230,938	143,133	0.01%	C/E/N
STG-Fairway Holdings, LLC (First Advantage)	Class A Units						803,961	325,432	604,016	0.04%	C/E/N
								556,370	747,149	0.05%
Chemicals
Green Biologics, Inc.	Warrants to Purchase Stock						909,300	272,807	1,546	—	C/E/N
Nanosys, Inc.	Warrants to Purchase Preferred Stock						800,000	605,266	806,400	0.05%	C/E/N
								878,073	807,946	0.05%
Communications Equipment Manufacturing
Wasserstein Cosmos Co-Invest, L.P. (Globecomm)	Limited Partnership Units						5,000,000	5,000,000	500	—	B/C/E/N

Data Processing and Hosting Services
Anacomp, Inc.	Class A Common Stock						1,255,527	26,711,049	1,255,527	0.08%	C/E/F/N

Educational Support Services
Edmentum Ultimate Holdings, LLC	Class A Common Units						159,515	680,226	1,595	—	B/C/E/N

Electrical Equipment Manufacturing
NEXTracker, Inc.	Series B Preferred Stock						558,884	—	480,640	0.03%	E/N
NEXTracker, Inc.	Series C Preferred Stock						17,640	—	15,170	—	E/N
								—	495,810	0.03%
Electronic Component Manufacturing
Soraa, Inc.	Warrants to Purchase Common Stock						3,071,860	478,899	1,843	—	C/E/N

Equipment Leasing
36th Street Capital Partners Holdings, LLC	Membership Units						7,082,618	7,082,618	9,445,380	0.59%	C/E/F/N
Essex Ocean II, LLC	Membership Units						199,430	103,398	—	—	C/E/F/N
								7,186,016	9,445,380	0.59%
Financial Investment Activities
GACP I, LP	Membership Units						16,607,783	16,697,588	17,159,258	1.07%	E/I/N

Metal and Mineral Mining
EPMC HoldCo, LLC	Membership Units						1,312,720	—	210,035	0.01%	B/E/N

Motion Picture and Video Industries
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Units						2,720,392	2,772,807	3,319,966	0.21%	C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Warrants to Purchase Class A Units						343,387	196,086	51,714	—	C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class B Warrants to Purchase Class A Units						346,794	198,032	52,227	—	C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Litigation Trust Units						407	—	1,201,138	0.08%	C/N
								3,166,925	4,625,045	0.29%
Other Information Services
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock						946,498	79,082	45,621	—	C/E/H/N

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2017

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Other Manufacturing
AGY Holding Corp.	Common Stock						1,333,527	$—	$—	—	B/C/E/N
KAGY Holding Company, Inc.	Series A Preferred Stock						9,778	1,091,200	11,021,542	0.69%	B/C/E/N
								1,091,200	11,021,542	0.69%
Plastics Manufacturing
Iracore Investments Holdings, Inc.	Class A Common Stock						16,207	4,177,710	3,033,842	0.19%	B/C/E/N

Radio and Television Broadcasting
Fuse Media, LLC	Warrants to Purchase Common Stock						233,470	300,322	—	—	C/E/N

Restaurants
RM Holdco, LLC (Real Mex)	Equity Participation						24	—	—	—	B/C/E/N
RM Holdco, LLC (Real Mex)	Membership Units						13,161,000	2,010,777	—	—	B/C/E/N
								2,010,777	—	—
Retail
Shop Holding, LLC (Connexity)	Class A Units						507,167	480,048	—	—	C/E/N

Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Common Stock						245,368	3,086	26,300	—	C/D/H

Scientific Research and Development Services
Lions Holdings, Inc. (BPA)	Series A Warrants to Purchase Common Stock						10,287	—	—	—	C/E/N
Lions Holdings, Inc. (BPA)	Series B Warrants to Purchase Common Stock						16,494	—	—	—	C/E/N
								—	—	—
Software Publishing
Actifio, Inc.	Warrants to Purchase Series F Preferred Stock						1,052,651	188,770	196,319	0.01%	C/E/N
Blackline, Inc.	Common Stock						1,797	4,449	61,313	—	C/J
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock						1,712,930	577,842	528,097	0.03%	C/E/N
Utilidata, Inc.	Warrants to Purchase Preferred Stock						719,998	216,335	373,319	0.02%	C/E/N
								987,396	1,159,048	0.06%
Utility System Construction
Conergy Asia Holdings Limited (United Kingdom)	Class B Shares						1,000,000	1,000,000	1,007,900	0.06%	C/E/F/H/N
Conergy Asia Holdings Limited (United Kingdom)	Ordinary Shares						3,333	7,833,333	1,827,603	0.12%	C/E/F/H/N
GlassPoint Solar, Inc.	Warrants to Purchase Series C-1 Preferred Stock						1,100,000	248,555	290,730	0.02%	C/E/N
Kawa Solar Holdings Limited (Cayman Islands)	Ordinary Shares						2,332,594	—	—	—	C/E/F/H/N
Kawa Solar Holdings Limited (Cayman Islands)	Series B Preferred Shares						93,023	1,395,349	243	—	C/E/F/H/N
								10,477,237	3,126,476	0.20%
Wired Telecommunications Carriers
V Telecom Investment S.C.A. (Vivacom) (Luxembourg)	Common Shares						1,393	3,236,256	1,976,927	0.12%	C/D/E/H/N

Total Equity Securities								91,742,889	65,455,520	4.08%

Total Investments								$1,560,349,649	$1,528,750,487

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2017

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Cash and Cash Equivalents
Cash Held on Account at Various Institutions									$64,929,885	4.06%
Wells Fargo Government Money Market Fund									4,000,000	0.25%
Wells Fargo Treasury Plus Government Money Market Fund									3,000,000	0.19%
Cash and Cash Equivalents									71,929,885	4.50%

Total Cash and Investments									$1,600,680,372	100%	M

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

(K)	Negative balances relate to an unfunded commitment that was acquired and/or valued at a discount.

(L)	In addition to the stated coupon, investment has an exit fee payable upon repayment of the loan in an amount equal to the percentage of the original principal amount shown.

(M)	All cash and investments, except those referenced in Notes G above, are pledged as collateral under certain debt as described in Note 4 to the Consolidated Financial Statements.

(N)	Inputs in the valuation of this investment included certain unobservable inputs that were significant to the valuation as a whole.

LIBOR or EURIBOR resets monthly (M), quarterly (Q), semiannually (S), or annually (A).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $652,394,259 and $434,061,754, respectively, for the nine months ended September 30, 2017. Aggregate acquisitions includes investment assets received as payment in kind.  Aggregate dispositions includes principal paydowns on and maturities of debt investments.  The total value of restricted securities and bank debt as of September 30, 2017 was $1,527,461,735 or 95.4% of total cash and investments of the Partnership.  As of September 30, 2017, approximately 12.6% of the total assets of the Partnership were not qualifying assets under Section 55(a) of the 1940 Act.

Options and Swaps at September 30, 2017 were as follows:

Receive	Pay	Counter Party	Maturity	Notional Amount	Fair Value	Upfront payments/receipts	Unrealized appreciation/depreciation
Interest at LIBOR plus 8.68% on USD 7,270,250	Interest at 8.00% on EUR 6,500,000	Wells Fargo Bank, N.A.	5/31/2019	USD 7,270,250/ EUR 6,500,000	$(470,202)	$—	$(470,202)

See accompanying notes to the consolidated financial statements.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments

December 31, 2016

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Activities Related to Credit Intermediation
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Term Loan	LIBOR (Q)	1.00%	6.75%	7.75%	12/20/2021	$14,769,821	$14,623,499	$14,622,123	1.07%	M
Pegasus Business Intelligence, LP (Onyx Centersource)	Revolver	LIBOR (Q)	1.00%	6.75%	N/A	12/20/2021	$—	(6,669)	(6,713)	—	J/M
iPayment, Inc.	First Lien Term Loan B2	LIBOR (Q)	1.50%	5.25%	6.75%	5/8/2017	$11,289,051	11,134,310	10,893,934	0.80%	M
								25,751,140	25,509,344	1.87%
Activities Related to Real Estate
Associations, Inc.	First Lien FILO Term Loan	LIBOR (Q)	1.00%	8.96%	9.96%	12/23/2019	$12,891,845	12,773,127	12,898,291	0.94%	M
Advertising and Public Relations Services
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 1 Term Loan (1.25% Exit Fee)	LIBOR (M)	0.33%	10.17%	10.98%	9/1/2018	$15,000,000	14,772,946	14,704,508	1.07%	H/K/M
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 2 Term Loan	LIBOR (M)	0.33%	10.17%	N/A	9/1/2018	$—	—	—	—	H/M
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 3 Term Loan	LIBOR (M)	0.33%	10.17%	N/A	9/1/2018	$—	—	—	—	H/M
								14,772,946	14,704,508	1.07%
Air Transportation
Mesa Air Group, Inc.	Acquisition Loan	LIBOR (M)	—	7.25%	8.00%	7/15/2022	$14,042,971	13,839,296	14,323,830	1.05%	M
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan A	LIBOR (M)	—	7.25%	8.00%	12/14/2021	$16,546,652	16,259,013	16,257,105	1.19%	M
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan B	LIBOR (M)	—	7.25%	N/A	2/28/2022	$—	—	—	—	M
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan C	LIBOR (M)	—	7.25%	N/A	12/31/2022	$—	—	—	—	M
								30,098,309	30,580,935	2.24%
Amusement and Recreation
AP Gaming I, LLC	First Lien Revolver	LIBOR (M)	—	8.25%	N/A	12/20/2018	$—	(1,655,756)	(937,500)	(0.07)%	J/M
VSS-Southern Holdings, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	6.50% Cash+2.00% PIK	9.50%	11/3/2020	$24,220,291	23,755,180	23,735,885	1.73%	M
VSS-Southern Holdings, LLC	Sr Secured Revolver	LIBOR (Q)	1.00%	6.50% Cash+2.00% PIK	N/A	11/3/2020	$—	(16,444)	(17,123)	—	J/M
								22,082,980	22,781,262	1.66%
Apparel Manufacturing
Broder Bros., Co.	First Lien Term Loan (First Out)	LIBOR (Q)	1.25%	5.75%	7.00%	6/3/2021	$9,700,000	9,541,402	9,700,000	0.71%	M
Broder Bros., Co.	First Lien Term Loan B (Last Out)	LIBOR (Q)	1.25%	12.25%	13.50%	6/3/2021	$9,800,000	9,646,339	9,800,000	0.72%	M
JH Apparel Holdings, LLC	First Lien FILO Term Loan	LIBOR (M)	1.00%	9.60%	10.60%	4/8/2019	$2,714,632	2,705,143	2,741,779	0.20%	M
								21,892,884	22,241,779	1.63%
Building Equipment Contractors
Hylan Datacom & Electrical, LLC	First Lien Delayed Draw Term Loan	LIBOR (Q)	1.00%	7.50%	8.50%	7/25/2021	$—	—	—	—	M
Hylan Datacom & Electrical, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	7.50%	8.50%	7/25/2021	$14,295,589	14,092,734	14,188,374	1.04%	M
								14,092,734	14,188,374	1.04%
Business Support Services
Enerwise Global Technologies, Inc.	Sr Secured Revolving Loan	LIBOR (Q)	0.23%	8.52%	N/A	11/30/2018	$—	(17,798)	70,000	0.01%	J/M
Enerwise Global Technologies, Inc.	Sr Secured Term Loan (1.0% Exit Fee)	LIBOR (Q)	0.23%	9.27%	10.12%	11/30/2019	$23,937,500	23,867,666	24,356,406	1.78%	K/M
STG-Fairway Acquisitions, Inc. (First Advantage)	Second Lien Term Loan	LIBOR (Q)	1.00%	9.25%	10.25%	6/30/2023	$31,000,000	30,588,757	30,336,600	2.22%	M
								54,438,625	54,763,006	4.01%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2016

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Chemicals
Anuvia Plant Nutrients Holdings, LLC	Sr Secured Term Loan (8.0% Exit Fee)	LIBOR (Q)	—	10.63%	11.63%	2/1/2018	$7,563,676	$7,995,360	$8,250,457	0.60%	K/M
Green Biologics, Inc.	Sr Secured Delayed Draw Term Loan (12.4% Exit Fee)	Prime Rate	—	7.75%	11.50%	6/30/2019	$15,000,000	15,468,439	14,905,500	1.09%	K/M
iGM RFE1 B.V. (Netherlands)	First Lien Delayed Draw Term Loan	LIBOR (Q)	—	8.00%	9.00%	10/12/2021	$253,581	245,565	251,684	0.02%	H/M
iGM RFE1 B.V. (Netherlands)	First Lien Term Loan	LIBOR (Q)	—	8.00%	9.00%	10/12/2021	$3,864,583	3,836,083	3,835,599	0.28%	H/M
Nanosys, Inc.	First Lien Delayed Draw Term Loan (3.5% Exit Fees)	LIBOR (Q)	—	9.81%	10.75%	4/1/2019	$10,000,000	9,526,456	9,712,000	0.71%	K/M
								37,071,903	36,955,240	2.70%
Communications Equipment Manufacturing
Globecomm Systems, Inc.	First Lien Term Loan	LIBOR (Q)	1.25%	7.63%	8.88%	12/11/2018	$14,480,001	14,335,200	14,480,002	1.06%	B/M
Triangle Acquisition Co. (Polycom)	First Lien Term Loan	LIBOR (Q)	1.00%	6.50%	7.50%	9/27/2023	$4,835,417	4,646,389	4,877,727	0.36%	M
								18,981,589	19,357,729	1.42%
Computer Systems Design and Related Services
Aptos Inc. (Canada)	First Lien Term Loan	LIBOR (Q)	1.00%	6.75%	7.75%	9/1/2022	$9,975,000	9,784,353	9,875,250	0.72%	HM
Dealersocket, Inc.	Senior Secured 1st Lien Term Loan	LIBOR (M)	1.00%	10.00%	11.00%	2/10/2021	$17,500,000	16,884,459	17,291,750	1.26%	M
MSC Software Corporation	Second Lien Term Loan	LIBOR (M)	1.00%	7.50%	8.50%	5/29/2021	$6,993,035	6,953,617	7,001,777	0.51%	M
Marketo, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	9.50%	10.50%	8/16/2021	$23,295,455	22,630,922	22,887,784	1.67%	M
Marketo, Inc.	Senior Secured Revolver	LIBOR (Q)	1.00%	9.50%	10.50%	8/16/2021	$—	(47,341)	21,307	—	J/M
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan B	LIBOR (Q)	—	8.00%	8.90%	9/3/2018	$2,314,000	2,314,000	2,314,000	0.17%	H/M
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan	LIBOR (Q)	—	8.00%	8.90%	9/3/2018	$10,320,000	10,268,787	10,320,000	0.75%	H/M
OnX USA, LLC	First Lien Term Loan B	LIBOR (Q)	—	8.00%	8.90%	9/3/2018	$3,738,000	3,738,000	3,738,000	0.27%	M
OnX USA, LLC	First Lien Term Loan	LIBOR (Q)	—	8.00%	8.90%	9/3/2018	$3,160,000	3,151,013	3,160,000	0.23%	M
Waterfall International, Inc.	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	LIBOR (Q)	—	11.67%	12.48%	9/1/2018	$4,800,000	4,827,231	4,970,640	0.36%	K/M
								80,505,041	81,580,508	5.94%
Data Processing and Hosting Services
IO Data Centers, USA, LLC	First Lien Term Loan	Fixed	—	9.00%	9.00%	1/15/2020	$6,876,756	6,876,756	6,876,756	0.50%	M

Electric Power Generation, Transmission and Distribution
Holocene Renewable Energy Fund 3, LLC (Conergy)	First Lien Term Loan	Fixed	—	9.00% Cash+1.00% PIK	10.00%	9/10/2017	$7,518,173	7,491,471	7,442,991	0.54%	M

Electronic Component Manufacturing
Soraa, Inc.	Tranche A Term Loan (3.0% Exit Fee)	LIBOR (Q)	0.44%	9.33%	10.15%	3/1/2018	$15,666,296	15,483,478	15,471,251	1.13%	K/M
Soraa, Inc.	Tranche B Term Loan	LIBOR (Q)	0.44%	9.33%	10.15%	9/1/2017	$1,603,779	1,556,152	1,563,204	0.11%	M
								17,039,630	17,034,455	1.24%
Equipment Leasing
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	—	12.00%	12.00%	11/1/2020	$29,203,304	29,203,304	29,203,304	2.13%	E/F/M
Essex Ocean, LLC (Solexel)	Sr Secured Term Loan	Fixed	—	8.00%	8.00%	8/15/2018	$1,685,289	1,685,289	1,718,994	0.13%	M
								30,888,593	30,922,298	2.26%
Facilities Support Services
NANA Development Corp.	First Lien Term Loan B	LIBOR (M)	1.25%	6.75%	8.00%	3/15/2018	$879,513	834,963	853,128	0.06%	M

Financial Investment Activities
Magnolia Finance V plc (Cayman Islands)	Asset-Backed Credit Linked Notes	Fixed	—	13.13%	13.13%	8/2/2021	$15,000,000	15,000,000	14,994,000	1.10%	E/H/M

Grocery Stores
Bashas, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.50%	8.80%	10.30%	10/8/2019	$9,333,235	9,297,529	9,426,567	0.69%	M

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2016

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Hospitals
KPC Healthcare, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	9.25%	10.51%	8/28/2020	$12,071,083	$11,857,665	$12,375,878	0.90%	M
Pacific Coast Holdings Investment, LLC	Senior Secured 1st Lien Delayed Draw Term Loan	LIBOR (M)	2.00%	9.70%	11.70%	10/23/2019	$10,828,233	10,806,929	10,828,233	0.79%	M
								22,664,594	23,204,111	1.69%
Insurance
Alera Group Intermediate Holdings, Inc.	First Lien Delayed Draw Term Loan	Prime	—	4.50%	8.25%	12/30/2022	$—	(8,333)	—	—	J/M
Alera Group Intermediate Holdings, Inc.	First Lien Revolver	Prime	—	4.50%	8.25%	12/30/2021	$—	(7,595)	—	—	J/M
Alera Group Intermediate Holdings, Inc.	First Lien Term Loan	Prime	—	4.50%	8.25%	12/30/2022	$3,407,121	3,373,050	3,373,050	0.25%	M
Association Member Benefits Advisors, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	8.75%	9.75%	6/8/2023	$8,277,983	8,112,882	8,112,423	0.59%	M
JSS Holdings, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	6.50%	7.50%	8/31/2021	$3,750,000	3,689,740	3,731,250	0.27%	M
US Apple Holdco, LLC (Ventiv Technology)	First Lien Term Loan	LIBOR (Q)	0.50%	13.62%	14.49%	8/29/2019	$20,015,152	19,533,393	20,015,152	1.46%	M
								34,693,137	35,231,875	2.57%
Lessors of Nonfinancial Licenses
ABG Intermediate Holdings 2, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	5/27/2022	$16,573,588	16,434,441	16,739,324	1.22%	M
ABG Intermediate Holdings 2, LLC	Second Lien Incremental Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	5/27/2022	$3,426,412	3,396,918	3,460,676	0.25%	M
								19,831,359	20,200,000	1.47%
Management, Scientific, and Technical Consulting Services
Dodge Data & Analytics, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.75%	9.75%	10/31/2019	$23,995,511	23,613,049	23,699,166	1.73%	M

Motion Picture and Video Industries
NEG Holdings, LLC (CORE Entertainment)	First Lien Term Loan	LIBOR (Q)	1.00%	8.00% PIK	9.00%	10/17/2022	$1,445,592	1,445,592	1,387,712	0.10%	M

Nondepository Credit Intermediation
Auto Trakk SPV, LLC	First Lien Delayed Draw Term Loan	LIBOR (M)	0.50%	9.50%	10.24%	12/21/2021	$32,392,942	31,888,166	31,939,467	2.33%	M
Caliber Home Loans, Inc.	First Lien Delayed Draw Term Loan	LIBOR (M)	1.00%	6.50%	7.50%	6/30/2020	$13,333,333	13,136,017	13,133,333	0.96%	M
Caribbean Financial Group (Cayman Islands)	Sr Secured Notes	Fixed	—	11.50%	11.50%	11/15/2019	$28,678,000	28,568,148	29,108,170	2.13%	E/G/H/M
Daymark Financial Acceptance, LLC	First Lien Delayed Draw Term Loan	LIBOR (M)	—	9.50%	10.27%	1/12/2020	$17,500,000	17,300,337	16,992,500	1.24%	M
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.00%	3/26/2021	$16,062,731	15,912,928	16,207,296	1.18%	M
Trade Finance Funding I, Ltd. (Cayman Islands)	Secured Class B Notes	Fixed	—	10.75%	10.75%	11/13/2018	$15,084,000	15,084,000	14,857,740	1.09%	E/H/M
								121,889,596	122,238,506	8.93%
Other Information Services
Asset International, Inc.	Delayed Draw Term Loan	LIBOR (M)	1.00%	8.50%	9.50%	7/31/2020	$1,251,626	1,227,886	1,231,183	0.09%	M
Asset International, Inc.	Revolver Loan	LIBOR (M)	1.00%	8.50%	9.50%	7/31/2020	$491,303	480,225	481,674	0.04%	M
Asset International, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	8.50%	9.50%	7/31/2020	$15,408,563	15,204,465	15,257,559	1.11%	M
Simmons Research, LLC	First Lien Term Loan	LIBOR (Q)	0.50%	10.50%	11.38%	12/11/2020	$4,936,601	4,853,985	4,973,625	0.36%	M
SoundCloud Ltd. (United Kingdom)	Sr Secured Term Loan (2.0% Exit Fee)	LIBOR (M)	0.28%	10.72%	11.60%	10/1/2018	$31,550,000	31,632,236	32,510,698	2.38%	H/K/M
TCH-2 Holdings, LLC (TravelClick)	Second Lien Term Loan	LIBOR (M)	1.00%	7.75%	8.75%	11/6/2021	$19,988,392	19,769,829	19,663,581	1.44%	G/M
								73,168,626	74,118,320	5.42%
Other Manufacturing
AGY Holding Corp.	Sr Secured Term Loan	Fixed	—	12.00%	12.00%	9/15/2018	$4,869,577	4,869,577	4,869,710	0.36%	B/M
AGY Holding Corp.	Second Lien Notes	Fixed	—	11.00%	11.00%	11/15/2018	$9,268,000	7,586,317	9,268,000	0.68%	B/E/M
AGY Holding Corp.	Delayed Draw Term Loan	Fixed	—	12.00%	12.00%	9/15/2018	$1,049,146	1,049,146	1,049,147	0.08%	B/M
Bioventus, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	6.25%	7.25%	11/15/2021	$5,000,000	4,900,613	5,000,000	0.37%	M
Boomerang Tube, LLC	Subordinated Notes	LIBOR (M)	—	17.50%	N/A	2/1/2021	$1,030,741	1,030,740	107,200	0.01%	C/M
								19,436,393	20,294,057	1.50%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2016

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Other Publishing
Bisnow, LLC	First Lien Revolver	LIBOR (Q)	—	9.00%	N/A	4/29/2021	$—	$(24,000)	$15,000	—	J/M
Bisnow, LLC	First Lien Term Loan	LIBOR (Q)	—	9.00%	9.88%	4/29/2021	$8,614,356	8,459,058	8,549,749	0.62%	M
Contextmedia Health, LLC	First Lien Term Loan B	LIBOR (M)	1.00%	6.50%	7.50%	12/23/2021	$13,636,364	12,272,727	12,477,273	0.91%
								20,707,785	21,042,022	1.53%
Other Telecommunications
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	7.75%	9.00%	4/30/2021	$4,516,129	4,470,968	4,407,177	0.32%

Pharmaceuticals
Lantheus Medical Imaging, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	6.00%	7.00%	6/30/2022	$8,642,604	8,199,514	8,664,210	0.63%

Plastics Manufacturing
Iracore International, Inc.	Sr Secured Notes	Fixed	—	9.50%	9.50%	6/1/2018	$13,600,000	14,246,000	4,503,640	0.33%	C/E/G/M

Radio and Television Broadcasting
Fuse, LLC	Sr Secured Notes	Fixed	—	10.38%	10.38%	7/1/2019	$7,312,000	7,312,000	4,435,972	0.32%	E/G
NEP/NCP Holdco, Inc.	Second Lien Term Loan	LIBOR (M)	1.25%	8.75%	10.00%	7/22/2020	$15,981,496	15,727,220	16,141,311	1.18%
								23,039,220	20,577,283	1.50%
Real Estate Leasing
Home Partners of America, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	7.00%	8.00%	10/13/2022	$5,000,000	4,902,332	5,000,000	0.37%	M

Restaurants
RM OpCo, LLC (Real Mex)	Convertible Second Lien Term Loan Tranche B-1	Fixed	—	8.50%	8.50%	3/30/2018	$1,943,371	1,943,371	1,943,371	0.14%	B/M
RM OpCo, LLC (Real Mex)	First Lien Term Loan Tranche A	Fixed	—	7.00%	7.00%	3/30/2018	$4,871,284	4,587,898	4,871,284	0.36%	B/M
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B	Fixed	—	8.50%	8.50%	3/30/2018	$9,683,150	9,683,150	3,154,770	0.23%	B/M
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B-1	Fixed	—	8.50%	8.50%	3/30/2018	$3,049,554	3,034,132	3,049,555	0.22%	B/M
RM OpCo, LLC (Real Mex)	Sr Convertible Second Lien Term Loan B	Fixed	—	8.50%	8.50%	3/30/2018	$4,251,368	4,251,368	4,251,368	0.31%	B/M
								23,499,919	17,270,348	1.26%
Retail
Bon-Ton, Inc.	First Lien Tranche A-1 Revolver	LIBOR (Q)	1.00%	9.50%	10.50%	3/15/2021	$4,432,934	4,348,162	4,388,605	0.32%	M
Gander Mountain Company	Second Lien Term Loan	LIBOR (M)	—	9.50%	10.44%	6/15/2018	$14,740,910	14,618,096	14,749,754	1.08%	M
The Gymboree Corporation	First Lien Term Loan	LIBOR (Q)	—	10.25%	11.18%	9/24/2020	$12,857,349	12,618,039	13,050,209	0.95%	M
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.00%	8.50%	9.50%	9/25/2020	$20,672,789	20,491,699	20,879,517	1.53%	M
								52,075,996	53,068,085	3.88%
Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Sr Secured Notes	Fixed	—	10.00%	10.00%	10/1/2019	$9,393,000	9,393,000	5,665,153	0.41%	E/G/H

Scientific Research and Development Services
Envigo Holdings, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	11/3/2021	$35,192,124	34,499,517	34,796,212	2.54%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2016

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Software Publishing
Acronis International GmbH (Switzerland)	First Lien Term Loan	LIBOR (Q)	1.00%	11.50%	12.50%	6/9/2017	$28,336,513	$28,329,478	$28,165,077	2.06%	H/M
ArcServe (USA), LLC	Second Lien Term Loan	LIBOR (Q)	0.50%	8.50% Cash+1.25% PIK	10.75%	1/31/2020	$30,222,833	29,851,330	28,893,029	2.11%	M
Autoalert, LLC	First Lien Term Loan	LIBOR (Q)	0.25%	5.75% Cash+3.00% PIK	9.63%	3/31/2019	$35,627,947	35,263,561	35,538,877	2.60%	M
Mapp Digital US, LLC	First Lien Term Loan	LIBOR (Q)	—	9.50%	10.35%	12/31/2017	$5,837,798	5,754,455	5,823,203	0.43%	M
Edmentum, Inc.	Jr Revolving Facility	Fixed	—	5.00%	5.00%	6/9/2020	$—	—	—	—	B/M
Edmentum Ultimate Holdings, LLC	Sr PIK Notes	Fixed	—	8.50%	8.50%	6/9/2020	$2,846,243	2,846,243	2,846,246	0.21%	B/M
Edmentum Ultimate Holdings, LLC	Jr PIK Notes	Fixed	—	10.00%	10.00%	6/9/2020	$13,040,391	12,539,980	12,101,483	0.88%	B/M
Fidelis Acquisitionco, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	6.00% Cash+2.00% PIK	9.00%	11/4/2019	$42,565,572	41,986,034	42,991,228	3.14%	M
Fidelis Acquisitionco, LLC	Sr Secured Revolver	LIBOR (Q)	1.00%	8.00%	9.00%	11/4/2019	$3,182,143	3,182,143	3,213,964	0.24%	M
Newscycle Solutions, Inc.	Second Lien Term Loan	LIBOR (Q)	—	13.00%	13.95%	9/10/2021	$11,513,361	11,196,782	11,334,905	0.83%	M
Newscycle Solutions AB (Sweden)	Second Lien Term Loan B	LIBOR (Q)	—	13.00%	13.95%	9/10/2021	$11,513,362	11,196,782	11,334,905	0.83%	H/M
Soasta, Inc.	Senior Secured 1st Lien Term Loan (4.0% Exit Fee)	LIBOR (M)	—	9.56%	10.50%	4/1/2019	$17,880,435	17,783,558	19,037,299	1.39%	K/M
Soasta, Inc.	Convertible Promissory Note	Fixed	—	10.00%	10.00%	12/16/2017	$2,282,609	2,282,609	5,504,054	0.40%	M
Utilidata, Inc.	First Lien Delayed Draw Term Loan (1.0% Exit Fee)	LIBOR (M)	0.62%	9.88%	10.69%	1/1/2019	$3,200,000	3,135,670	3,080,000	0.23%	K/M
								205,348,625	209,864,270	15.35%
Textile Furnishings Mills
Lexmark Carpet Mills, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.00%	12/19/2019	$22,804,525	22,804,525	22,827,329	1.67%	M
Lexmark Carpet Mills, Inc.	First Lien Term Loan B	LIBOR (Q)	1.00%	10.00%	11.00%	12/19/2019	$7,822,482	7,681,925	7,830,304	0.57%	M
								30,486,450	30,657,633	2.24%
Utility System Construction
Kawa Solar Holdings Limited (Cayman Islands)	Bank Guarantee Credit Facility	Fixed	—	8.20% Cash+3.50% PIK	11.70%	7/2/2017	$21,276,420	21,276,420	21,276,653	1.56%	F/H/M
Kawa Solar Holdings Limited (Cayman Islands)	Revolving Credit Facility	Fixed	—	8.20%	8.20%	7/2/2017	$4,000,000	4,000,000	4,000,000	0.29%	F/H/M
								25,276,420	25,276,653	1.85%
Wholesalers
NILCO, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	9.50%	10.50%	9/1/2021	$21,023,109	20,424,799	21,601,245	1.58%	M

Wired Telecommunications Carriers
Alpheus Communications, LLC	First Lien Delayed Draw FILO Term Loan	LIBOR (M)	1.00%	7.42%	8.53%	5/31/2018	$332,044	328,743	326,682	0.02%	M
Alpheus Communications, LLC	First Lien Delayed Draw FILO Term Loan	LIBOR (M)	1.00%	7.42%	8.66%	5/31/2018	$1,355,968	1,346,859	1,328,296	0.10%	M
Alpheus Communications, LLC	First Lien FILO Term Loan	LIBOR (M)	1.00%	7.42%	8.42%	5/31/2018	$7,255,721	7,183,589	7,139,992	0.52%	M
Integra Telecom Holdings, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	8.50%	9.75%	2/22/2020	$13,231,193	13,084,285	13,313,989	0.97%	G
U.S. TelePacific Corp.	First Lien Notes	LIBOR (Q)	1.00%	8.50%	9.50%	2/24/2021	$10,000,000	9,715,362	10,000,000	0.73%	M
								31,658,838	32,108,959	2.34%
Wireless Telecommunications Carriers
Gogo, LLC	Sr Secured Notes	Fixed	—	12.50%	12.50%	7/1/2022	$10,000,000	10,000,000	10,900,000	0.80%	E/G

Total Debt Investments								1,254,861,949	1,248,887,808	91.25%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2016

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Advertising and Public Relations Services
InMobi, Inc. (Singapore)	Warrants to Purchase Stock						562,496	$230,569	$87,356	0.01%	C/E/H/M

Air Transportation
Aircraft Leased to United Airlines, Inc.
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests						683	3,250,956	3,191,938	0.23%	E/F/M
United N661UA-767, LLC (N661UA)	Trust Beneficial Interests						688	3,376,251	3,266,101	0.24%	E/F/M
Epic Aero, Inc. (One Sky)	Warrants to Purchase Common Stock						1,843	855,313	1,909,600	0.14%	C/E/M
								7,482,520	8,367,639	0.61%
Business Support Services
Findly Talent, LLC	Membership Units						708,229	230,938	143,133	0.01%	C/E/M
STG-Fairway Holdings, LLC (First Advantage)	Class A Units						841,479	325,432	1,112,351	0.08%	C/E/M
								556,370	1,255,484	0.09%
Chemicals
Green Biologics, Inc.	Warrants to Purchase Stock						909,300	274,213	875	—	C/E/M
Nanosys, Inc.	Warrants to Purchase Common Stock						800,000	605,266	611,920	0.05%	C/E/M
								879,479	612,795	0.05%
Communications Equipment Manufacturing
Wasserstein Cosmos Co-Invest, L.P. (Globecomm)	Limited Partnership Units						5,000,000	5,000,000	1,530,000	0.11%	B/C/E/M

Computer Systems Design and Related Services
Waterfall International, Inc.	Series B Preferred Stock						1,428,571	1,000,000	1,145,286	0.08%	C/E/M
Waterfall International, Inc.	Warrants to Purchase Stock						920,000	89,847	175,168	0.01%	C/E/M
								1,089,847	1,320,454	0.09%
Data Processing and Hosting Services
Anacomp, Inc.	Class A Common Stock						1,255,527	26,711,048	1,205,306	0.09%	C/E/F/M
Rightside Group, Ltd.	Warrants						498,855	2,778,622	366,489	0.03%	C/E/M
								29,489,670	1,571,795	0.12%
Electrical Equipment Manufacturing
NEXTracker, Inc.	Series B Preferred Stock						558,884	—	1,727,622	0.13%	E/M
NEXTracker, Inc.	Series C Preferred Stock						17,640	—	54,525	—	E/M
								—	1,782,147	0.13%
Electronic Component Manufacturing
Soraa, Inc.	Warrants to Purchase Common Stock						3,071,860	478,899	5,222	—	C/E/M

Equipment Leasing
36th Street Capital Partners Holdings, LLC	Membership Units						6,818,897	6,818,897	6,818,897	0.50%	C/E/F/M
Essex Ocean II, LLC	Membership Units						199,430	103,398	159,045	0.01%	C/E/F/M
								6,922,295	6,977,942	0.51%
Financial Investment Activities
GACP I, LP	Membership Units						16,615,951	16,735,088	16,866,903	1.23%	C/E/I/M
Marsico Holdings, LLC	Common Interest Units						168,698	172,694	1,687	—	C/E/I/M
								16,907,782	16,868,590	1.23%
Metal and Mineral Mining
EPMC HoldCo, LLC	Membership Units						1,312,720	—	210,035	0.02%	B/E/M

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2016

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Motion Picture and Video Industries
NEG Parent, LLC	Class A Units						1,182,779	$1,235,194	$1,292,023	0.09%	C/E/M
NEG Parent, LLC	Class P Units						1,537,613	1,537,613	1,551,056	0.11%	C/E/M
NEG Parent, LLC	Class A Warrants to Purchase Class A Units						343,387	196,086	196,086	0.01%	C/E/M
NEG Parent, LLC	Class B Warrants to Purchase Class A Units						346,794	198,032	198,032	0.02%	C/E/M
								3,166,925	3,237,197	0.23%
Other Information Services
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock						946,498	79,082	95,502	0.01%	C/E/H/M

Other Manufacturing
AGY Holding Corp.	Common Stock						1,333,527	—	—	—	B/C/E/M
Boomerang Tube Holdings, Inc.	Common Stock						24,288	243	—	—	C/E/M
KAGY Holding Company, Inc.	Series A Preferred Stock						9,778	1,091,200	4,607,246	0.34%	B/C/E/M
								1,091,443	4,607,246	0.34%
Radio and Television Broadcasting
Fuse Media, LLC	Warrants to Purchase Common Stock						233,470	300,322	—	—	C/E/M
Restaurants
RM Holdco, LLC (Real Mex)	Equity Participation						24	—	—	—	B/C/E/M
RM Holdco, LLC (Real Mex)	Membership Units						13,161,000	2,010,777	—	—	B/C/E/M
								2,010,777	—	—
Retail
Shop Holding, LLC (Connexity)	Class A Units						507,167	480,049	—	—	C/E/M

Software Publishing
Blackline Intermediate, Inc.	Warrants to Purchase Common Stock						246,546	522,678	5,300,373	0.39%	C/E/M
Edmentum Ultimate Holdings, LLC	Class A Common Units						159,515	680,226	1,123,591	0.08%	B/C/E/M
Soasta, Inc.	Warrants to Purchase Series F Preferred Stock						1,251,630	533,192	794,535	0.06%	C/E/M
Utilidata, Inc.	Warrants to Purchase Stock						719,998	216,336	204,983	0.01%	C/E/M
								1,952,432	7,423,482	0.54%
Utility System Construction
Kawa Solar Holdings Limited (Cayman Islands)	Ordinary Shares						2,332,594	—	—	—	C/E/F/H/M
Kawa Solar Holdings Limited (Cayman Islands)	Series B Preferred Shares						93,023	1,395,349	1,395,350	0.10%	C/E/F/H/M
								1,395,349	1,395,350	0.10%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2016

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Wired Telecommunications Carriers
Integra Telecom, Inc.	Common Stock						1,274,522	$8,433,884	$6,533,964	0.48%	C/E/M
Integra Telecom, Inc.	Warrants						346,939	19,920	—	—	C/E/M
V Telecom Investment S.C.A. (Vivacom) (Luxembourg)	Common Shares						1,393	3,236,256	2,199,862	0.16%	C/D/E/H/M
								11,690,060	8,733,826	0.64%

Total Equity Securities								91,203,870	66,082,062	4.83%

Total Investments								$1,346,065,819	$1,314,969,870

Cash and Cash Equivalents
Cash Held on Account at Various Institutions									53,579,868	3.92%
Cash and Cash Equivalents									53,579,868	3.92%

Total Cash and Investments									$1,368,549,738	100.00%	L

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

(J)	Negative balances relate to an unfunded commitment that was acquired and/or valued at a discount.

(K)	In addition to the stated coupon, investment has an exit fee payable upon repayment of the loan in an amount equal to the percentage of the original principal amount shown.

(L)	All cash and investments, except those referenced in Notes G above, are pledged as collateral under certain debt as described in Note 4 to the Consolidated Financial Statements.

(M)	Inputs in the valuation of this investment included certain unobservable inputs that were significant to the valuation as a whole.

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

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment income
Interest income:
Companies less than 5% owned	$39,120,645	$35,115,862	$117,016,921	$99,016,633
Companies 5% to 25% owned	1,856,712	1,848,171	5,365,553	4,982,075
Companies more than 25% owned	1,363,740	1,313,034	4,720,816	1,915,981
Dividend income:
Companies less than 5% owned	—	—	16,627	—
Lease income:
Companies more than 25% owned	74,457	71,013	223,370	1,496,869
Other income:
Companies less than 5% owned	841,895	120,910	1,424,831	1,241,885
Companies 5% to 25% owned	31,486	—	94,458	—
Total investment income	43,288,935	38,468,990	128,862,576	108,653,443

Operating expenses
Management and advisory fees	5,611,249	4,816,043	15,624,277	13,976,545
Interest and other debt expenses	3,802,170	3,991,357	12,152,883	11,758,525
Administrative expenses	597,232	429,867	1,730,638	1,267,815
Legal fees, professional fees and due diligence expenses	175,002	267,294	692,722	811,002
Director fees	77,445	65,251	281,816	198,191
Custody fees	84,160	75,120	241,801	229,221
Insurance expense	74,571	53,328	218,667	190,230
Other operating expenses	375,650	265,612	1,306,669	861,548
Total operating expenses	10,797,479	9,963,872	32,249,473	29,293,077

Net investment income	32,491,456	28,505,118	96,613,103	79,360,366

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in companies less than 5% owned	(4,663,896)	(763,617)	(11,540,457)	(4,490,140)
Investments in companies 5% to 25% owned	—	102,392	—	417,446
Investments in companies more than 25% owned	—	—	—	79,742
Net realized loss	(4,663,896)	(661,225)	(11,540,457)	(3,992,952)

Change in net unrealized appreciation/depreciation	(2,772,338)	869,981	(967,257)	53,816
Net realized and unrealized gain (loss)	(7,436,234)	208,756	(12,507,714)	(3,939,136)

Net increase in net assets applicable to common limited and general partners resulting from operations	$25,055,222	$28,713,874	$84,105,389	$75,421,230

See accompanying notes to the consolidated financial statements.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Statements of Changes in Net Assets (Unaudited)

	Nine Months Ended September 30, 2017 (Unaudited)
	Total	Common Limited Partner	General Partner

Net assets applicable to common limited and general partners, beginning of period	$1,031,709,637	$1,031,709,637	$—

Contributions from common limited partner	217,286,250	217,286,250	—

Net investment income	96,613,103	79,915,915	16,697,188
Net realized loss	(11,540,457)	(11,540,457)	—
Change in unrealized appreciation/depreciation	(967,257)	(967,257)	—
Net increase in net assets applicable to common limited and general partners resulting from operations	84,105,389	67,408,201	16,697,188

Distributions to common limited and general partners from:
Net investment income	(89,131,416)	(72,434,228)	(16,697,188)
Net assets applicable to common limited and general partners, end of period (including accumulated net investment income of $25,246,361 in the account of the Common Limited Partner)	$1,243,969,860	$1,243,969,860	$—

	Year Ended December 31, 2016
	Total	Common Limited Partner	General Partner

Net assets applicable to common limited and general partners, beginning of year	$827,455,601	$827,455,601	$—

Contributions from common limited partner	200,870,570	200,870,570	—

Net investment income	106,953,875	87,903,210	19,050,665
Net realized loss	(15,002,148)	(15,002,148)	—
Change in unrealized appreciation/depreciation	15,116,650	15,116,650	—
Net increase in net assets applicable to common limited and general partners resulting from operations	107,068,377	88,017,712	19,050,665

Distributions to common limited and general partners from:
Net investment income	(101,805,363)	(82,754,698)	(19,050,665)
Returns of capital	(1,879,548)	(1,879,548)	—
Total distributions to common limited and general partners	(103,684,911)	(84,634,246)	(19,050,665)

Net assets applicable to common limited and general partners, end of year (including accumulated net investment income of $17,764,674 in the account of the Common Limited Partner)	$1,031,709,637	$1,031,709,637	$—
See accompanying notes to the consolidated financial statements.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net increase in net assets applicable to common limited and general partners resulting from operations	$84,105,389	$75,421,230
Adjustments to reconcile net increase in net assets applicable to common limited and general partners resulting from operations to net cash used in operating activities:
Net realized loss	11,540,457	3,992,952
Change in net unrealized appreciation/depreciation of investments	973,413	121,178
Net amortization of investment discounts and premiums	(10,569,705)	(9,263,325)
Interest and dividend income paid in kind	(10,130,140)	(5,209,391)
Amortization of deferred debt issuance costs	1,541,529	1,392,804
Changes in assets and liabilities:
Purchases of investment securities	(642,264,119)	(374,607,255)
Proceeds from sales, maturities and pay downs of investments	434,061,754	294,224,143
Increase in accrued interest income - companies less than 5% owned	(1,809,544)	(2,224,606)
Increase in accrued interest income - companies 5% to 25% owned	(1,284,273)	(295,458)
Decrease in accrued interest income - companies more than 25% owned	13,845	13,311
Increase in receivable for investments sold	(13,414,257)	(6,306,581)
Decrease (increase) in prepaid expenses and other assets	(2,837,021)	1,286,678
Increase in payable for investments purchased	73,196,164	2,725,929
Decrease in interest payable	(1,109,871)	(240,203)
Increase in payable to the Advisor	343,517	205,118
Increase (decrease) in accrued expenses and other liabilities	(44,168)	314,062
Net cash used in operating activities	(77,687,030)	(18,449,414)

Financing activities
Borrowings	321,000,000	473,700,000
Repayments of debt	(352,500,000)	(473,500,000)
Payments of debt issuance costs	(1,414,500)	(441,350)
Distributions paid to the common limited partner	(72,434,228)	(62,527,287)
Distributions of incentive allocation to the General Partner	(15,900,475)	(14,408,427)
Contributions from the common limited partner	217,286,250	200,870,570
Net cash provided by financing activities	96,037,047	123,693,506

Net increase in cash and cash equivalents	18,350,017	105,244,092
Cash and cash equivalents at beginning of period	53,579,868	35,629,435
Cash and cash equivalents at end of period	$71,929,885	$140,873,527

Supplemental cash flow information
Interest payments	$10,525,996	$9,714,732
See accompanying notes to the consolidated financial statements.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2017

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

September 30, 2017

2. Summary of Significant Accounting Policies — (continued)

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

September 30, 2017

2. Summary of Significant Accounting Policies — (continued)

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

At September 30, 2017, the Partnership’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$—	$—	$87,613
2	Other direct and indirect observable market inputs *	140,288,886	11,443,750	—
3	Independent third-party valuation sources that employ significant unobservable inputs	1,239,716,175	71,846,156	63,217,780
3	Advisor valuations with significant unobservable inputs	—	—	2,150,127
		$1,380,005,061	$83,289,906	$65,455,520
______________

*	For example, quoted prices in inactive markets or quotes for comparable investments

Unobservable inputs used in the fair value measurement of Level 3 investments as of September 30, 2017 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.)
Bank Debt	$1,116,767,255	Income approach	Discount rate	5.8% - 27.5% (11.9%)
	66,626,635	Market quotations	Indicative bid/ask quotes	1 (1)
	22,867,951	Market comparable companies	Revenue multiples	0.4x - 2.9x (1.1x)
	33,454,334	Market comparable companies	EBITDA multiples	3.4x - 9.5x (6.9x)
Other Corporate Debt	56,724,406	Market quotations	Indicative bid/ask quotes	1 - 11 (7)
	5,853,750	Market comparable companies	Revenue multiples	2.0x (2.0x)
	9,268,000	Market comparable companies	EBITDA multiples	8.0x (8.0x)
Equity	7,557,538	Income approach	Discount rate	4.0% - 19.5% (7.1%)
	30,631,924	Market quotations	Indicative bid/ask quotes	1 (1)
	3,516,942	Market comparable companies	Revenue multiples	0.3x - 4.4x (2.1x)
	23,661,503	Market comparable companies	EBITDA multiples	3.4x - 18.0x (9.0x)
$1,376,930,238

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2017

2. Summary of Significant Accounting Policies — (continued)

Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease

Changes in investments categorized as Level 3 during the three months ended September 30, 2017 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$1,131,662,534	$95,645,627	$65,359,889
Net realized and unrealized gains (losses)	(1,698,366)	(2,413,331)	(539,557)
Acquisitions *	219,258,618	10,349,086	11,837,810
Dispositions	(109,506,611)	(31,735,226)	(13,440,362)
Ending balance	$1,239,716,175	$71,846,156	$63,217,780

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(1,940,418)	$(2,413,332)	$(2,625,120)
______________

*	Includes payments received in kind and accretion of original issue and market discounts

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$—	$—	$2,221,444
Net realized and unrealized gains (losses)	—	—	(69,630)
Dispositions	—	—	(1,687)
Ending balance	$—	$—	$2,150,127

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$(69,630)

There were no transfers between Level 1 and 2 during the three months ended September 30, 2017.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2017

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the nine months ended September 30, 2017 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$1,036,044,457	$101,934,853	$64,521,901
Net realized and unrealized gains (losses)	(17,582,409)	(3,758,757)	34,522
Acquisitions *	559,544,251	25,582,996	28,384,223
Dispositions	(307,732,609)	(51,912,936)	(27,845,217)
Transfers out of Level 3 †	(30,557,515)	—	—
Reclassifications within Level 3 ‡	—	—	(1,877,649)
Ending balance	$1,239,716,175	$71,846,156	$63,217,780

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(9,121,109)	$(3,393,578)	$819,830
______________

*	Includes payments received in kind and accretion of original issue and market discounts

†	Comprised of two investments that were transferred to Level 2 due to increased observable market activity

‡	Comprised of three investments that were reclassified to Advisor Valuation

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$107,199	$—	$1,560,161
Net realized and unrealized gains (losses)	65,797	—	(1,285,996)
Acquisitions *	(20,962)	—	—
Dispositions	(152,034)	—	(1,687)
Reclassifications within Level 3 †	—	—	1,877,649
Ending balance	$—	$—	$2,150,127

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$(1,285,996)
______________

*	Includes payments received in kind and accretion of original issue and market discounts

†	Comprised of three investments that were reclassified from Independent Third-Party Valuation

There were no transfers between Level 1 and 2 during the nine months ended September 30, 2017.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2017

2. Summary of Significant Accounting Policies — (continued)

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

September 30, 2017

2. Summary of Significant Accounting Policies — (continued)

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

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2017

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the nine months ended September 30, 2016 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$907,967,337	$89,314,530	$49,956,123
Net realized and unrealized gains (losses)	4,677,005	(1,665,010)	(5,662,544)
Acquisitions *	324,878,794	23,280,718	19,764,729
Dispositions	(249,281,514)	—	(10,238,452)
Transfers out of Level 3 †	(5,492,400)	(46,265,760)	—
Transfers into Level 3 ‡	51,102,716	5,776,480	—
Reclassifications within Level 3 §	—	—	(325,743)
Ending balance	$1,033,851,938	$70,440,958	$53,494,113

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$7,944,054	$(1,665,010)	$(5,637,217)
______________

*	Includes payments received in kind and accretion of original issue and market discounts

†	Comprised of three investments that transferred to Level 2 due to increased observable market activity

‡	Comprised of six investments that transferred from Level 2 due to reduced trading volumes

§	Comprised of two investments that reclassified to Advisor Valuation

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$1,124,504	$—	$2,428,217
Net realized and unrealized losses	(923,349)	—	(582,896)
Acquisitions *	1,050,297	—	243
Dispositions	(1,101,994)	—	(417,816)
Reclassifications within Level 3 †	—	—	325,743
Ending balance	$149,458	$—	$1,753,491

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(881,282)	$—	$(999,280)
______________

*	Includes payments received in kind and accretion of original issue and market discounts

†	Comprised of two investments that reclassified from Independent Third-Party Valuation

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2017

2. Summary of Significant Accounting Policies — (continued)

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

Foreign Investments

The Partnership may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 0.7% and 0.2% of total investments at September 30, 2017 and December 31, 2016, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at September 30, 2017 and December 31, 2016 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

Derivatives

In order to mitigate certain currency exchange and interest rate risks, the Partnership may enter into certain derivative transactions. All derivatives are subject to a master netting agreement and are reported at their gross amounts as either assets or liabilities in the Consolidated Statements of Assets and Liabilities. Transactions entered into are accounted

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2017

2. Summary of Significant Accounting Policies — (continued)

for using the mark-to-market method with the resulting change in fair value recognized in earnings for the current period. Risks may arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts and from unanticipated movements in interest rates and the value of foreign currencies relative to the U.S. dollar. Certain derivatives may also require the Partnership to pledge assets as collateral to secure its obligations. The Partnership was required under the terms of its swap agreement to pledge assets as collateral to secure its obligation. As of September 30, 2017, $0.8 million of cash was held as collateral and was included in cash and cash equivalents in the Consolidated Statements of Assets and Liabilities.

During the nine months ended September 30, 2017, the Partnership entered into a cross currency basis swap with a notional amount of $7.2 million. The cross currency basis swap is reported in the Consolidated Statements of Assets and Liabilities as unrealized depreciation on swaps.  Gains and losses from derivatives during the nine months ended September 30, 2017 were included in net realized and unrealized loss on investments in the Consolidated Statements of Operations as follows:

Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)
Cross currency basis swap	$—	$(470,202)

During the nine months ended September 30, 2016, the Partnership entered into a GBP put option with a notional amount of £2.7 million.  During the nine months ended September 30, 2016, the Partnership's interest rate cap with a notional amount of $25.0 million expired and the Partnership exited a cross currency swap with a notional amount of $16.4 million. Gains and losses from derivatives during the nine months ended September 30, 2016 were included in net realized and unrealized loss on investments in the Consolidated Statements of Operations as follows:

Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)
Put option	$—	$460,972
Cross currency basis swap	2,746,072	(3,229,442)
Interest rate cap	(51,750)	51,750

Valuations of derivatives are determined using observable market inputs other than quoted prices in active markets for identical assets and, accordingly, are classified as Level 2 in the GAAP valuation hierarchy.

Deferred Debt Issuance Costs

Costs of approximately $1.1 million were incurred during 2017 in connection with extending the TCPC Funding Facility (see Note 4). Costs of approximately $0.4 million and $1.2 million were incurred during 2017 and 2016, respectively, in connection with placing the SBA Debentures (see Note 4). These costs were deferred and are being amortized on a straight-line basis over the estimated life of the respective instruments. The impact of utilizing the straight-line amortization method versus the effective-interest method is not material to the operations of the Partnership.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2017

2. Summary of Significant Accounting Policies — (continued)

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

Income Taxes

The income or loss of the Partnership, TCPC Funding and the SBIC is reported in the respective partners’ income tax returns. Consequently, no income taxes are paid at the partnership level or reflected in the Partnership’s financial statements. In accordance with ASC Topic 740 - Income Taxes, the Partnership recognizes in its consolidated financial statements the effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination. The tax returns of the Partnership, TCPC Funding and the SBIC remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending.

Cost and unrealized appreciation and depreciation of the Partnership’s investments (including derivatives) for U.S. federal income tax purposes at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Unrealized appreciation	$41,846,827	$33,945,996
Unrealized depreciation	(73,916,191)	(65,041,945)
Net unrealized depreciation	$(32,069,364)	$(31,095,949)

Cost	$1,560,349,649	$1,346,065,819

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

September 30, 2017

2. Summary of Significant Accounting Policies — (continued)

companies and similar entities. The adoption of this pronouncement did not have a material impact on the Partnership’s consolidated financial statements.

The Partnership also adopted ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs as well as ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015. Together, these ASUs required, in most cases, that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Debt issuance costs incurred in connection with line-of-credit arrangements, however, may continue to be presented as an asset in the balance sheet. The adoption of these ASUs resulted in the reclassification of certain debt issuance costs related to the Term Loan and SBA Debentures (as defined in Note 4) from deferred debt issuance costs to debt in the Consolidated Statements of Assets and Liabilities. As of September 30, 2017 and December 31, 2016, $2.8 million and $2.7 million in debt issuance costs, respectively, were included in debt in the Consolidated Statements of Assets and Liabilities.

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

In October 2016, the U.S. Securities and Exchange Commission adopted new rules and amended existing rules (together, the “Final Rules”) intended to modernize the reporting and disclosure of information by registered investment companies and business development companies. In part, the Final Rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X was August 1, 2017, and the Company has implemented the applicable requirements into this report, namely the standardized reporting of derivatives in the consolidated schedule of investments, disclosure of investments that had valuations which included certain unobservable inputs that were significant to the valuation as a whole and disclosure of realized gains/(losses) on controlled affiliated investments.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

 Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2017

3. Management Fees, Incentive Compensation and Other Expenses

The Partnership’s management fee is calculated at an annual rate of 1.5% of total assets (excluding cash and cash equivalents) of TCPC on a consolidated basis as of the beginning of each quarter and is payable to the Advisor quarterly in arrears.

Incentive compensation is only paid to the extent that TCPC's total performance exceeds a cumulative 8% annual return since January 1, 2013 (the “Total Return Hurdle”). The incentive compensation equals 20% of net investment income (reduced by preferred dividends) and 20% of net realized gains (reduced by any net unrealized losses), subject to the Total Return Hurdle. The incentive compensation is payable quarterly in arrears as an allocation and distribution to the General Partner and is calculated as the difference between cumulative incentive compensation earned since January
1, 2013 and cumulative incentive compensation paid since January 1, 2013. A reserve for incentive compensation is allocated to the account of the General Partner based on the amount of additional incentive compensation that would have been distributable to the General Partner assuming a hypothetical liquidation of TCPC and the Partnership at net asset value on the balance sheet date. The General Partner’s equity interest in the Partnership is comprised entirely of such reserve amount, if any. As of September 30, 2017 and December 31, 2016, no such reserve was allocated.

The Partnership bears all expenses incurred in connection with its business, including fees and expenses of outside contracted services, such as custodian, administrative, legal, audit and tax preparation fees, costs of valuing investments, insurance costs, brokers’ and finders’ fees relating to investments, and any other transaction costs associated with the purchase and sale of investments.

4. Leverage

Leverage is comprised of amounts outstanding under a term loan issued by the Partnership (the “Term Loan”) prior to its full repayment on August 9, 2017, amounts outstanding under a senior secured revolving credit facility issued by the Partnership (the “SVCP Revolver” and together with the Term Loan prior to its full repayment on August 9, 2017, the “SVCP Facility”), amounts outstanding under a senior secured revolving credit facility issued by TCPC Funding (the “TCPC Funding Facility”), and debentures guaranteed by the SBA (the “SBA Debentures”).

Total leverage outstanding and available at September 30, 2017 was as follows:

	Maturity	Rate	Carrying Value	Available	Total Capacity
SVCP Revolver	2018	L+2.50%*	$30,000,000	$86,000,000	$116,000,000
TCPC Funding Facility	2021	L+2.50%†	200,000,000	150,000,000	350,000,000
SBA Debentures	2024−2027	2.57%‡	75,000,000	75,000,000	150,000,000
Total leverage			305,000,000	$311,000,000	$616,000,000
Unamortized issuance costs			(2,750,014)
Debt, net of unamortized issuance costs			$302,249,986
______________

*	Based on either LIBOR or the lender’s cost of funds, subject to certain limitations

†	Or L+2.25% subject to certain funding requirements

‡	Weighted-average interest rate, excluding fees of 0.36%.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

 Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2017

4. Leverage — (continued)

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

The combined weighted-average interest rates on total leverage outstanding at September 30, 2017 and December 31, 2016 were 3.49% and 3.23%, respectively.

Total expenses related to debt include:

	Nine Months Ended September 30,
	2017	2016
Interest expense	$9,416,125	$9,474,529
Amortization of deferred debt issuance costs	1,541,529	1,392,804
Commitment fees	1,195,229	891,192
Total	$12,152,883	$11,758,525

Outstanding leverage is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of September 30, 2017, the estimated fair values of the SVCP Revolver, the TCPC Funding Facility and the SBA Debentures approximated their carrying values. The estimated fair values of the SVCP Revolver, the TCPC Funding Facility and the SBA Debentures are determined by discounting projected remaining payments using market interest rates for borrowings of the Partnership and entities with similar credit risks at the measurement date. At September 30, 2017, the estimated fair values of the SVCP Revolver, the TCPC Funding Facility and the SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

 Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2017

4. Leverage — (continued)

SVCP Facility

The SVCP Facility consists of a senior secured revolving credit facility which provides for amounts to be drawn up to $116.0 million, subject to certain collateral and other restrictions (the "SVCP Revolver") and, prior to its full repayment on August 9, 2017, a $100.5 million senior secured term loan. The SVCP Revolver matures on July 31, 2018. Most of the cash and investments held directly by the Operating Company, as well as the net assets of TCPC Funding and the SBIC, are included in the collateral for the facility.

Advances under the SVCP Revolver bear interest at an annual rate of 2.50% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). In addition to amounts due on outstanding debt, the SVCP Revolver accrues commitment fees of 0.20% per annum on the unused portion of the facility, or 0.25% per annum when less than $46.4 million in borrowings are outstanding. The SVCP Revolver may be terminated, and any outstanding amounts thereunder may become due and payable, should the Partnership fail to satisfy certain financial or other covenants. As of September 30, 2017, the Partnership was in full compliance with such covenants.

SBA Debentures

As of September 30, 2017, the SBIC is able to issue up to $150.0 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of September 30, 2017, the Partnership had committed $75.0 million of regulatory capital to the SBIC, all of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of LIBOR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.
SBA Debentures outstanding as of September 30, 2017 were as follows:

Issuance Date	Maturity	Debenture Amount	Fixed Interest Rate		SBA Annual Charge
September 24, 2014	September 1, 2024	$18,500,000	3.02%		0.36%
March 25, 2015	March 1, 2025	9,500,000	2.52%		0.36%
September 23, 2015	September 1, 2025	10,800,000	2.83%		0.36%
March 23, 2016	March 1, 2026	4,000,000	2.51%		0.36%
September 21, 2016	September 1, 2026	18,200,000	2.05%		0.36%
September 20, 2017	September 1, 2027	$14,000,000	2.52%		0.36%
		$75,000,000	2.57%	*
_____________

*	Weighted-average interest rate

SBA Debentures outstanding as of December 31, 2016 were as follows:

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

 Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2017

4. Leverage — (continued)

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

Borrowings under the TCPC Funding Facility bear interest at a rate of LIBOR plus either 2.25% or 2.50% per annum, subject to certain funding requirements, plus an administrative fee of 0.25% per annum. In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.50% per annum on the unused portion of the facility, or 0.75% per annum when the unused portion is greater than 33% of the total facility, plus an administrative fee of 0.25% per annum. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding fail to satisfy certain financial or other covenants. As of September 30, 2017, TCPC Funding was in full compliance with such covenants.

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

September 30, 2017

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

The Consolidated Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at September 30, 2017 and December 31, 2016 as follows:

		Unfunded Balances
Issuer	Maturity	September 30, 2017	December 31, 2016
Alera Group Intermediate Holdings, Inc.	12/30/2021	$708,333	$833,333
Alera Group Intermediate Holdings, Inc.	12/30/2022	759,546	759,547
Alpheus Communications, LLC	5/31/2018	357,419	357,419
AP Gaming I, LLC	12/20/2018	N/A	12,500,000
Applause App Quality, Inc.	9/20/2022	1,509,820	N/A
Asset International, Inc.	7/1/2021	1,325,721	1,325,721
Auto Trakk SPV, LLC	12/21/2021	3,827,058	3,827,058
Bisnow, LLC	4/29/2021	1,200,000	1,200,000
Caliber Home Loans, Inc.	6/30/2020	4,444,444	6,666,667
Edmentum, Inc.	6/9/2020	3,368,586	3,368,586
Enerwise Global Technologies, Inc.	11/30/2017	4,000,000	4,000,000
Foursquare Labs, Inc.	6/1/2020	3,750,000	N/A
GlassPoint Solar, Inc.	8/1/2020	16,000,000	N/A
Hylan Datacom & Electrical, LLC	7/25/2016	N/A	1,247,989
iGM RFE1 B.V.	10/12/2021	N/A	855,935
InMobi, Inc.	12/31/2019	8,299,181	7,500,000
Marketo, Inc.	8/16/2021	1,704,545	1,704,545
Mesa Airlines, Inc.	2/28/2022	N/A	9,268,182
Mesa Airlines, Inc.	12/31/2022	N/A	9,731,591
Patient Point Network Solutions, LLC	6/26/2022	440,474	N/A
Pegasus Business Intelligence, LP (Onyx Centersource)	12/20/2021	581,841	671,356
Pulse Secure, LLC	5/1/2022	1,342,516	N/A
RM OpCo, LLC (Real Mex)	3/30/2018	188,903	N/A
Tradeshift Holdings, Inc.	9/1/2020	9,941,115	N/A
VSS-Southern Holdings, LLC	11/3/2020	856,164	856,164
Videology Tech Technologies, LLC	1/10/2020	9,202,379	N/A
Xactly Corporation	7/31/2022	1,405,501	N/A
Total Unfunded Balances		$75,213,546	$66,674,093

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2017

6. Related Party Transactions

TCPC, the Partnership, TCPC Funding, the SBIC, the Advisor, the General Partner and their members and affiliates may be considered related parties. From time to time, the Partnership advances payments to third parties on behalf of TCPC which are reimbursable through deductions from distributions to TCPC. At September 30, 2017 and December 31, 2016, no such amounts were outstanding. From time to time, the Advisor advances payments to third parties on behalf of the Partnership and receives reimbursement from the Partnership. At September 30, 2017 and December 31, 2016, amounts reimbursable to the Advisor totaled 0.7 million and 0.3 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to an administration agreements between the Administrator and the Partnership (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Partnership, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Partnership. For the nine months ended September 30, 2017 and 2016, expenses allocated pursuant to the Administration Agreements totaled $1.7 million and $1.3 million, respectively.

7. Distributions

The Partnership’s distributions are recorded on the record date. The timing of distributions is determined by the General Partner, which has provided the Advisor with certain criteria for such distributions.

8. Subsequent Events

On November 7, 2017, TCPC’s board of directors declared a fourth quarter regular dividend of $0.36 per share payable on December 29, 2017 to stockholders of record as of the close of business on December 15, 2017.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2017

9. Financial Highlights

The financial highlights with respect to the common limited partner are as follows:

	Nine Months Ended September 30,
	2017	2016

Return on invested assets (1), (2)	8.7%	8.7%

Gross return to common limited partner (1)	7.9%	9.0%
Less: General Partner incentive allocation (1)	(1.6)%	(1.8)%
Return to common limited partner (1), (3)	6.3%	7.2%

Ratios to average common equity: (4)
Net investment income	9.5%	10.0%
Expenses	3.9%	4.5%
Expenses and General Partner allocation	5.3%	6.1%

Ending net assets attributable to common limited partner	$1,243,969,860	$1,026,886,283
Portfolio turnover rate (1)	31.1%	23.8%
Weighted-average leverage outstanding	$332,714,286	$404,391,241
Weighted-average interest rate on leverage	3.8%	3.1%
______________

(1)	Not annualized.

(2)	Return on invested assets is a time-weighted, geometrically linked rate of return and excludes cash and cash equivalents.

(3)	Returns (net of allocations to General Partner and Partnership expenses, including financing costs and management fees) are calculated on a monthly geometrically linked, time-weighted basis.

(4)	Net investment income and expenses annualized. General Partner allocation not annualized.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Changes in Investments in Affiliates(1) (Unaudited)

Nine months ended September 30, 2017

Security	Dividends or Interest (2)	Fair Value at December 31, 2016	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at September 30, 2017
36th Street Capital Partners Holdings, LLC, Membership Units	$—	$6,818,897	$—	$2,362,761	$1,876,574	$(1,612,852)	$9,445,380
36th Street Capital Partners Holdings, LLC, Senior Note, 12%, due 11/1/20	2,814,491	29,203,304	—	—	10,323,288	(17,829,721)	21,696,871
AGY Holding Corp., Common Stock	—	—	—	—	—	—	—
AGY Holding Corp., Senior Secured 2nd Lien Notes, 11%, due 11/15/16	764,610	9,268,000	—	—	—	—	9,268,000
AGY Holding Corp., Senior Secured Delayed Draw Term Loan, 12%, due 9/15/18	95,472	1,049,147	—	(1)	—	—	1,049,146
AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/16	443,133	4,869,710	—	(133)	—	—	4,869,577
Anacomp, Inc., Class A Common Stock	—	1,205,306	—	50,221	—	—	1,255,527
Conergy Asia Holdings Limited, Class B Shares	—	—	—	7,900	1,000,000		1,007,900
Conergy Asia Holdings Limited, Ordinary Shares	—	—	—	—	7,833,333	(6,005,729)	1,827,604
Edmentum Ultimate Holdings, LLC, Junior PIK Notes, 10%, due 6/9/20	1,123,796	12,101,483	—	(2,034,497)	1,106,331	—	11,173,317
Edmentum Ultimate Holdings, LLC, Senior PIK Notes, 8.5%, due 6/9/20	190,177	2,846,246	—	—	187,429	—	3,033,675
Edmentum, Inc., Junior Revolving Facility, 5%, due 6/9/20	78,261	—	—	—	3,368,589	(3,368,589)	—
Edmentum Ultimate Holdings, LLC, Class A Common Units	—	1,123,591	—	(1,121,996)	—	—	1,595
EPMC HoldCo, LLC, Membership Units	—	210,035	—	—	—	—	210,035
Essex Ocean II, LLC, Membership Units	—	159,045	—	(159,045)	—	—	—
Globecomm Systems Inc., Senior Secured 1st Lien Term Loan, LIBOR + 7.625%, 1.25% LIBOR Floor, due 12/11/18	973,215	14,480,002	—	(1,033,747)	373	(37,320)	13,409,308
Iracore International Holdings, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 9%, 1% LIBOR Floor, due 4/13/21	91,711	—	—	—	1,900,733	—	1,900,733
Iracore Investments Holdings, Inc., Class A Common Stock	—	—	—	(1,143,868)	4,177,710	—	3,033,842
KAGY Holding Company, Inc., Series A Preferred Stock	—	4,607,246	—	6,414,295		—	11,021,541
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, 8.2% Cash + 3.5% PIK, due 7/2/17	1,614,803	21,276,653	—	(771,618)	267,919	(4,072,441)	16,700,513
Kawa Solar Holdings Limited, Revolving Credit Facility, 8.2%, due 7/2/17	291,522	4,000,000	—	—	2,072,441	—	6,072,441
Kawa Solar Holdings Limited, Ordinary Shares	—	—	—	—	—	—	—
Kawa Solar Holdings Limited, Series B Preferred Shares	—	1,395,350	—	(1,395,340)	233	—	243
RM Holdco, LLC, Equity Participation	—	—	—	—	—	—	—
RM Holdco, LLC, Membership Units	94,458	—	—	—	—	—	—
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 7%, due 3/21/16	259,194	4,871,284	—	—	20,813	—	4,892,097
RM OpCo, LLC, Senior Secured 2nd Lien Term Loan Tranche B, 8.5%, due 3/30/18	644,597	3,154,770	—	(3,799,525)	644,755	—	—
RM OpCo, LLC, Senior Secured 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	203,774	3,049,555	—	(576,038)	203,055	—	2,676,572
RM OpCo, LLC, Convertible 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	129,857	1,943,371	—	(367,088)	129,400	—	1,705,683
RM OpCo, LLC, Senior Convertible 2nd Lien Term Loan B, 8.5%, due 3/30/18	367,755	4,251,368	—	—	2,238,735	—	6,490,103
United N659UA-767, LLC (N659UA)	119,856	3,191,938	—	62,801		(271,381)	2,983,358
United N661UA-767, LLC (N661UA)	103,515	3,266,101	—	78,880		(287,722)	3,057,259
Wasserstein Cosmos Co-Invest, L.P., Limited Partnership Units	—	1,530,000	—	(1,529,500)	—	—	500
______________
Notes to Consolidated Schedule of Changes in Investments in Affiliates:

(1)
The issuers of the securities listed on this schedule are considered affiliates under the Investment Company Act of 1940 due to the ownership by the Partnership of 5% or more of the issuers’ voting securities.

(2)	Also includes fee and lease income as applicable.

(3)	Acquisitions include new purchases, PIK income and amortization of original issue and market discounts.

(4)	Dispositions include decreases in the cost basis from sales, paydowns, mortgage amortizations and aircraft depreciation.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Changes in Investments in Affiliates(1)

Year Ended December 31, 2016

Security	Dividends or Interest(2)	Fair Value at December 31, 2015	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions(3)	Dispositions(4)	Fair Value at December 31, 2016
36th Street Capital Partners Holdings, LLC, Membership Units	$—	$225,000	$—	$—	$6,593,897	$—	$6,818,897
36th Street Capital Partners Holdings, LLC, Subordinated Promissory Note, 12%, due 11/1/20	1,921,851	900,000	—	—	28,303,304	—	29,203,304
AGY Holding Corp., Senior Secured 2nd Lien Notes, 11%, due 11/15/16	1,019,480	9,268,000	—	—	—	—	9,268,000
AGY Holding Corp., Senior Secured Delayed Draw Term Loan, 12%, due 9/15/18	20,074	—	—	—	1,049,147	—	1,049,147
AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/16	594,088	4,869,577	—	—	133	—	4,869,710
Anacomp, Inc., Class A Common Stock	—	1,581,964	—	(376,658)	—	—	1,205,306
Edmentum Ultimate Holdings, LLC, Junior PIK Notes, 10%, due 6/9/20	1,381,227	11,343,490	—	(605,002)	1,362,995	—	12,101,483
Edmentum Ultimate Holdings, LLC, Senior PIK Notes, 8.5%, due 6/9/20	236,640	2,612,408	—	—	233,838	—	2,846,246
Edmentum, Inc., Junior Revolving Facility, 5%, due 6/9/20	51,210	—	—	—	2,762,241	(2,762,241)	—
Edmentum Ultimate Holdings, LLC, Class A Common Units	—	680,218	—	—	443,373	—	1,123,591
EPMC HoldCo, LLC, Membership Units	—	682,614	417,445	(472,579)	—	(417,445)	210,035
Essex Ocean II, LLC, Membership Units	—	200,686	—	54,390	—	(96,031)	159,045
Globecomm Systems Inc., Senior Secured 1st Lien Term Loan, LIBOR + 7.625%, 1.25% LIBOR Floor, due 12/11/18	1,316,646	14,256,233	—	371,555	1,493	(149,279)	14,480,002
KAGY Holding Company, Inc., Series A Preferred Stock	—	6,118,515	—	(1,511,269)	—	—	4,607,246
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, 8.2% Cash + 3.5% PIK, due 7/2/17	2,475,897	25,000,000	—	—	(3,723,347)	—	21,276,653
Kawa Solar Holdings Limited, Revolving Credit Facility, 8.2%, due 7/2/17	93,425	—	—	—	4,000,000	—	4,000,000
Kawa Solar Holdings Limited, Ordinary Shares	—	—	—	—	—	—	—
Kawa Solar Holdings Limited, Series B Preferred Shares	—	—	—	—	1,395,350	—	1,395,350
N659UA Aircraft Secured Mortgage, 12%, due 2/28/16	4,554	318,980	—	(5,665)	—	(313,315)	—
N661UA Aircraft Secured Mortgage, 12%, due 5/4/16	11,822	570,303	—	(12,619)	—	(557,684)	—
N913DL Aircraft Secured Mortgage, 8%, due 3/15/17	2,322	115,617	—	(1,421)	—	(114,196)	—
N918DL Aircraft Secured Mortgage, 8%, due 8/15/18	5,109	237,494	—	(4,275)	—	(233,219)	—
N954DL Aircraft Secured Mortgage, 8%, due 3/20/19	7,829	342,734	—	(6,180)	—	(336,554)	—
N955DL Aircraft Secured Mortgage, 8%, due 6/20/19	8,463	369,162	—	(6,930)	—	(362,232)	—
N956DL Aircraft Secured Mortgage, 8%, due 5/20/19	8,365	365,197	—	(6,817)	—	(358,380)	—
N957DL Aircraft Secured Mortgage, 8%, due 6/20/19	8,537	372,392	—	(6,991)	—	(365,401)	—
N959DL Aircraft Secured Mortgage, 8%, due 7/20/19	8,708	379,522	—	(7,161)	—	(372,361)	—
N960DL Aircraft Secured Mortgage, 8%, due 10/20/19	9,289	403,869	—	(7,700)	—	(396,169)	—
N961DL Aircraft Secured Mortgage, 8%, due 8/20/19	9,028	393,115	—	(7,448)	—	(385,667)	—
N976DL Aircraft Secured Mortgage, 8%, due 2/15/18	4,636	218,321	—	(3,635)	—	(214,686)	—
N913DL Equipment Trust Beneficial Interests	491,371	107,501	211,982	(23,336)	—	(296,147)	—
N918DL Equipment Trust Beneficial Interests	8,483	127,662	89,515	(41,618)	—	(175,559)	—
N954DL Equipment Trust Beneficial Interests	8,743	77,850	(17,833)	17,495	—	(77,512)	—
N955DL Equipment Trust Beneficial Interests	8,278	108,100	(40,649)	(16,055)	—	(51,396)	—
N956DL Equipment Trust Beneficial Interests	8,362	104,478	(36,257)	(12,484)	—	(55,737)	—
N957DL Equipment Trust Beneficial Interests	8,249	105,329	(43,849)	(12,913)	—	(48,567)	—
N959DL Equipment Trust Beneficial Interests	8,139	106,203	(51,380)	(13,363)	—	(41,460)	—
N960DL Equipment Trust Beneficial Interests	7,785	105,937	(76,964)	(11,434)	—	(17,539)	—
N961DL Equipment Trust Beneficial Interests	7,976	101,487	(65,354)	(7,469)	—	(28,664)	—
N976DL Equipment Trust Beneficial Interests	8,635	100,793	110,531	(12,825)	—	(198,499)	—
RM Holdco, LLC, Equity Participation	—	—	—	—	—	—	—
RM Holdco, LLC, Membership Units	251,887	—	—	—	—	—	—
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 7%, due 3/21/16	328,902	3,719,155	—	281,896	870,233	—	4,871,284
RM OpCo, LLC, Senior Secured 2nd Lien Term Loan Tranche B, 8.5%, due 3/30/18	804,739	4,490,993	—	(2,135,114)	798,891	—	3,154,770
RM OpCo, LLC, Senior Secured 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	253,440	2,797,956	—	—	251,599	—	3,049,555
RM OpCo, LLC, Convertible 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	165,193	1,783,036	—	(3,685)	164,020	—	1,943,371
RM OpCo, LLC, Senior Convertible 2nd Lien Term Loan B, 8.5%, due 3/30/18	248,959	2,188,233	—	—	2,063,135	—	4,251,368
United N659UA-767, LLC (N659UA)	456,168	3,368,599	—	(284,572)	—	107,911	3,191,938
United N661UA-767, LLC (N661UA)	549,091	3,294,024	—	(341,679)	—	313,756	3,266,101
Wasserstein Cosmos Co-Invest, L.P., Limited Partnership Units	—	4,198,500	—	(2,668,500)	—	—	1,530,000
______________
Notes to Consolidated Schedule of Changes in Investments in Affiliates:

(1)

(1)
The issuers of the securities listed on this schedule are considered affiliates under the Investment Company Act of 1940 due to the ownership by the Partnership of 5% or more of the issuers’ voting securities.

(2)	Also includes fee and lease income as applicable.

(3)	Acquisitions include new purchases, PIK income and amortization of original issue and market discounts.

(4)	Dispositions include decreases in the cost basis from sales, paydowns, mortgage amortizations and aircraft depreciation.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

September 30, 2017

Investment	Acquisition Date
Actifio, Inc., Warrants to Purchase Series F Preferred Stock	5/5/17
Avanti Communications Group, PLC (144A), Senior New Money Initial Note, 10%, due 10/1/21	1/26/17
Avanti Communications Group, PLC (144A), Senior Second-Priority PIK Toggle Note, 10%, due 10/1/21	1/26/17
Avanti Communications Group, PLC (144A), Senior Secured Third-Priority Note, 12%, due 10/1/23	1/26/17
Caribbean Financial Group, Senior Secured Notes, 11.5%, due 11/15/19	10/19/12
Epic Aero, Inc. (One Sky), Warrants to Purchase Common Stock	12/4/13
Findly Talent, LLC, Membership Units	1/1/14
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
Fuse Media, LLC, Warrants to Purchase Common Stock	8/3/12
GACP I, LP, Membership Units	10/1/15
GlassPoint Solar, Inc., Warrants to Purchase Series C-1 Preferred Stock	2/7/17
Gogo Intermediate Holdings, LLC, Senior Secured Notes, 12.5%, due 7/1/22	6/9/16
Green Biologics, Inc., Convertible Note, 10% PIK, due 6/30/19	7/12/17
Green Biologics, Inc., Warrants to Purchase Stock	12/22/14
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock	9/18/15
Lions Holdings, Inc., (BPA), Series A Warrants to Purchase Common Stock	7/14/17
Lions Holdings, Inc., (BPA), Series B Warrants to Purchase Common Stock	7/14/17
Nanosys, Inc., Warrants to Purchase Common Stock	3/29/16
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Units	10/17/16
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Warrants to Purchase Class A Units	10/17/16
NEG Parent, LLC (CORE Entertainment, Inc.), Class B Warrants to Purchase Class A Units	10/17/16
NEXTracker, Inc., Series B Preferred Stock	12/17/14
NEXTracker, Inc., Series C Preferred Stock	6/12/15
Shop Holding, LLC (Connexity), Class A Units	6/2/11
Soraa, Inc., Warrants to Purchase Common Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
STG-Fairway Holdings, LLC (First Advantage), Class A Units	12/30/10
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Warrants to Purchase Stock	12/22/15
V Telecom Investment S.C.A. (Vivacom), Common Shares	11/9/12

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

Our leverage program is comprised of $116.0 million in available debt under a senior secured revolving credit facility issued by the Partnership (the “SVCP Revolver”), $350.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding (the “TCPC Funding Facility”) and $150.0 million in committed leverage from the SBA (the “SBA Program” and, together with the SVCP Revolver and the TCPC Funding Facility, the “Leverage Program”).

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of September 30, 2017, 87.4% of our total assets were invested in qualifying assets.

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

As of September 30, 2017, less than 0.1% of our investments were categorized as Level 1, 9.9% were categorized as Level 2, 89.9% were Level 3 investments valued based on valuations by independent third party sources, and 0.1% were Level 3 investments valued based on valuations by the Advisor.

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

Portfolio and investment activity

During the three months ended September 30, 2017, we invested approximately $245.7 million, comprised of new investments in nine new and seven existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 97.6% were in senior secured debt comprised of senior secured loans ($236.3 million, or 96.2% of total acquisitions) and senior secured notes ($3.4 million, or 1.4% of total acquisitions). The remaining $6.0 million (2.4% of total acquisitions) were comprised of equity investments including $2.8 million in equity interests in two portfolios of debt and lease assets and warrants received in connection with a debt investment. Additionally, we received approximately $158.1 million in proceeds from sales or repayments of investments during the three months ended September 30, 2017.

During the three months ended September 30, 2016, we invested approximately $146.6 million, comprised of new investments in eight new and five existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 96.2% were in senior secured debt comprised of senior secured loans ($133.4 million, or 91.0% of total acquisitions) and senior secured notes ($7.7 million, or 5.2% of total acquisitions). The remaining $5.5 million (3.8% of total acquisitions) were comprised of equity interests in two portfolios of debt and lease assets. Additionally, we received approximately $108.2 million in proceeds from sales or repayments of investments during the three months ended September 30, 2016.

During the nine months ended September 30, 2017, we invested approximately $652.4 million, comprised of new investments in 22 new and 17 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 97.2% were in senior secured debt comprised of senior secured loans ($613.5 million, or 94.0% of total acquisitions) and senior secured notes ($20.8 million, or 3.2% of total acquisitions). The remaining $18.1 million (2.8% of total acquisitions) were comprised of equity investments including $13.9 million in equity interests in two portfolios of debt and lease assets, and warrants received in connection with five debt investments. Additionally, we received approximately $434.1 million in proceeds from sales or repayments of investments during the nine months ended September 30, 2017.

During the nine months ended September 30, 2016, we invested approximately $379.8 million, comprised of new investments in 17 new and 11 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 95.1% were in senior secured debt comprised of senior secured loans ($313.7 million, or 82.6% of total acquisitions) and senior secured notes ($47.3 million, or 12.5% of total acquisitions). The remaining $18.7 million (4.9% of total acquisitions) were comprised of $17.8 million in equity interests in two portfolios of debt and lease assets, as well as $0.9 million in two warrant positions received in connection with debt investments. Additionally, we received approximately $294.2 million in proceeds from sales or repayments of investments during the nine months ended September 30, 2016.

At September 30, 2017, our investment portfolio of $1,528.8 million (at fair value) consisted of 97 portfolio companies and was invested 95.7% in debt investments, substantially all of which was in senior secured debt. In aggregate, our investment portfolio was invested 89.7% in senior secured loans, 6.0% in senior secured notes and 4.3% in equity investments. Our average portfolio company investment at fair value was approximately $15.8 million. Our largest portfolio company investment by value was approximately $45.5 million and our five largest portfolio company investments by value comprised approximately 13.6% of our portfolio at September 30, 2017.

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

The industry composition of our portfolio at fair value at September 30, 2017 was as follows:

Industry	Percent of Total Investments
Software Publishing	16.4%
Computer Systems Design and Related Services	8.6%
Data Processing and Hosting Services	5.2%
Credit (Nondepository)	5.1%
Air Transportation	3.6%
Advertising, Public Relations and Marketing	3.6%
Business Support Services	3.5%
Lessors of Nonfinancial Licenses	3.2%
Management, Scientific, and Technical Consulting Services	3.1%
Hospitals	2.9%
Pharmaceuticals	2.8%
Scientific Research and Development Services	2.7%
Credit Related Activities	2.6%
Chemicals	2.5%
Other Real Estate Activities	2.5%
Insurance	2.4%
Equipment Leasing	2.0%
Other Telecommunications	2.0%
Utility System Construction	1.9%
Other Information Services	1.9%
Other Publishing	1.9%
Textile Furnishings Mills	1.8%
Other Manufacturing	1.7%
Amusement and Recreation	1.6%
Wholesalers	1.4%
Real Estate Leasing	1.2%
Apparel Manufacturing	1.2%
Financial Investment Activities	1.1%
Restaurants	1.0%
Retail	1.0%
Educational Support Services	0.9%
Building Equipment Contractors	0.9%
Communications Equipment Manufacturing	0.9%
Other	4.9%
Total	100.0%

The weighted average effective yield of the debt securities in our portfolio was 10.95% at September 30, 2017 and 10.92% at December 31, 2016. At September 30, 2017, 88.8% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 11.2% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that bore interest based on an interest rate floor was 81.3% at September 30, 2017. At December 31, 2016, 80.5% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime

Rate, and 19.5% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that bore interest based on an interest rate floor was 77.0% at December 31, 2016.

Results of operations

Investment income

Investment income totaled $43.3 million and $38.5 million, respectively, for the three months ended September 30, 2017 and 2016, of which $42.3 million and $38.3 million were attributable to interest and fees on our debt investments, $0.1 million and $0.1 million to lease income and $0.9 million and $0.1 million to other income, respectively. Included in interest and fees on our debt investments were $1.8 million and $3.0 million of income related to prepayments for the three months ended September 30, 2017 and 2016, respectively. The increase in investment income in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 reflects an an increase in interest income due to the larger portfolio size during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, and an increase in other income partially offset by a decrease in prepayment income.

Investment income totaled $128.9 million and $108.7 million, respectively, for the nine months ended September 30, 2017 and 2016, of which $127.1 million and $105.9 million were attributable to interest and fees on our debt investments, $0.2 million and $1.5 million to lease income and $1.5 million and $1.3 million to other income, respectively. Included in interest and fees on our debt investments were $13.5 million and $5.9 million of non-recurring income related to prepayments for the nine months ended September 30, 2017 and 2016, respectively. The increase in investment income in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 reflects an increase in interest income due to the increase in prepayment income and the larger portfolio size during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, partially offset by a decrease in lease income.

Expenses

Total operating expenses for the three months ended September 30, 2017 and 2016 were $10.8 million and $10.0 million, respectively, comprised of $5.6 million and $4.8 million in base management fees, $3.8 million and $4.0 million in interest expense and related fees, $0.6 million and $0.4 million in administrative expenses, $0.2 million and $0.3 million in legal and professional fees, and $0.6 million and $0.5 million in other expenses, respectively. The increase in expenses in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily reflects the increase in management and advisory fees, partially offset by the decrease in interest expense and other costs as a result of the full repayment of the Term Loan on August 9, 2017.

Total operating expenses for the nine months ended September 30, 2017 and 2016 were $32.2 million and $29.3 million, respectively, comprised of $15.6 million and $14.0 million in base management fees, $12.2 million and $11.8 million in interest expense and related fees, $1.7 million and $1.3 million in administrative expenses, $0.7 million and $0.8 million in legal and professional fees, and $2.0 million and $1.5 million in other expenses, respectively. The increase in expenses in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily reflects the increase in management and advisory fees and the increase in interest expense and other costs related to the increase in outstanding debt, as well as the increase in LIBOR rates during the period.

Net investment income

Net investment income was $32.5 million and $28.5 million, respectively, for the three months ended September 30, 2017 and 2016. The increase in net investment income in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily reflects the increase in investment income, partially offset by the increase in expenses in the three months ended September 30, 2017.

Net investment income was $96.6 million and $79.4 million, respectively, for the nine months ended September 30, 2017 and 2016. The increase in net investment income in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily reflects the increase in investment income, partially offset by the increase in expenses in the nine months ended September 30, 2017.

Net realized and unrealized gain or loss

Net realized losses for the three months ended September 30, 2017 and 2016 were $4.7 million and $0.7 million, respectively. Net realized losses during the three months ended September 30, 2017 were comprised primarily of $2.8 million on the expiration of our Rightside warrants and $1.9 million on the disposition of our Fuse notes, respectively. Both positions have generated significant interest and other income. The Rightside warrants were allocated value at acquisition in connection with our funding of loans to Rightside at a significant discount to par. The Rightside loans were repaid in full during 2016.

Net realized losses for the nine months ended September 30, 2017 and 2016 were $11.5 million and $4.0 million, respectively. Net realized losses during the nine months ended September 30, 2017 were comprised primarily of a $10.1 million loss realization on the restructuring of our loan to Iracore, a $3.5 million loss realization on the restructuring of our loan to Avanti Communications Group, the realized losses on Rightside and Fuse Media and a $1.5 million loss on the disposition of our investment in Integra Telecom Holdings, partially offset by a $7.0 million gain on the sale of our equity in Blackline and $1.7 million gain on the sale of our equity in Soasta. The net realized loss during the nine months ended September 30, 2016 was primarily due to the taxable reorganization of our investment in Boomerang Tube, LLC.

For the three months ended September 30, 2017 and 2016, the change in net unrealized appreciation/depreciation was $(2.8) million and $0.9 million, respectively. The change in net unrealized appreciation/depreciation for the three months ended September 30, 2017 was primarily due to a $2.3 million markdown on Edmentum, $2.0 million markdown of Kawa, and $2.1 million markdown of Real Mex, partially offset by the reversal of previously recognized unrealized losses and various net unrealized gains. The change in net unrealized appreciation/depreciation for the three months ended September 30, 2016 was comprised primarily of mark-to-market adjustments resulting from narrower market yield spreads during the quarter.

For the nine months ended September 30, 2017 and 2016, the change in net unrealized appreciation/depreciation was $(1.0) million and $0.0 million, respectively. The change in net unrealized appreciation/depreciation for the nine months ended September 30, 2017 was comprised primarily of a $8.1 million markdown of Kawa as well as a $4.6 million markdown of Real Mex in line with industry comparables, partially offset by the reversal of previously recognized unrealized losses as well as various market gains resulting from generally tighter spreads.
Net increase in net assets applicable to common limited and general partners resulting from operations

The net increase in net assets applicable to common limited and general partners resulting from operations was $25.1 million and $28.7 million for the three months ended September 30, 2017 and 2016, respectively. The lower net increase in net assets applicable to common limited and general partners resulting from operations during the three months ended September 30, 2017 is primarily due to the net realized and unrealized loss during the three months ended September 30, 2017 compared to the net realized and unrealized gain during the three months ended September 30, 2016, partially offset by the increase in net investment income.

The net increase in net assets applicable to common limited and general partners resulting from operations was $84.1million and $75.4 million for the nine months ended September 30, 2017 and 2016, respectively. The higher net increase in net assets applicable to common limited and general partners resulting from operations during the nine months ended September 30, 2017 is primarily due to the higher net investment income during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 partially offset by the larger net realized and unrealized loss during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

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

Total leverage outstanding and available under the combined Leverage Program at September 30, 2017 were as follows:

	Maturity	Rate	Carrying Value	Available	Total Capacity
SVCP Revolver	2018	L+2.50%*	30,000,000	86,000,000	116,000,000
TCPC Funding Facility	2021	L+2.50%†	200,000,000	150,000,000	350,000,000
SBA Debentures	2024−2027	2.57%‡	75,000,000	75,000,000	150,000,000
Total leverage			305,000,000	$311,000,000	$616,000,000
Unamortized issuance costs			(2,750,014)
Debt, net of unamortized issuance costs			$302,249,986
______________

*	Based on either LIBOR or the lender’s cost of funds, subject to certain limitations

†	Or L+2.25% subject to certain funding requirements

‡	Weighted-average interest rate, excluding fees of 0.36%.

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

Net cash used in operating activities during the nine months ended September 30, 2017 was $77.7 million. Our primary use of cash in operating activities during this period consisted of the settlement of acquisitions of investments (net of dispositions) of $208.2 million, partially offset by net investment income less incentive allocation (net of non-cash income and expenses) of approximately $130.5 million.

Net cash provided by financing activities was $96.0 million during the nine months ended September 30, 2017, consisting primarily of $217.3 million of contributions from the common limited partner reduced by $72.5 million in distributions to TCPC, $31.5 million of net repayments of debt, $15.9 million in distributions of incentive compensation to the General Partner, and payment of $1.4 million in debt issuance costs.

At September 30, 2017, we had $71.9 million in cash and cash equivalents.

The SVCP Revolver and the TCPC Funding Facility are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 200% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the SVCP Revolver and the TCPC Funding Facility, and may therefore impact our ability to borrow under the SVCP Revolver and the TCPC Funding Facility. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At September 30, 2017, we were in compliance with all financial and operational covenants required by the Leverage Program.

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

The following table summarizes our distributions to our common limited partner for the nine months ended September 30, 2017 and 2016:

Date Declared	Total Amount
February 22, 2017	$23,007,950
May 9, 2017	24,239,365
August 3, 2017	25,186,913
$72,434,228
February 24, 2016	$20,893,214
May 10, 2016	21,972,039
August 9, 2016	19,662,034
$62,527,287

Distributions to the General Partner

TCPC’s performance during the nine months ended September 30, 2017 and 2016 exceeded the total return threshold; accordingly, incentive compensation of $16.7 million and $14.3 million for the nine months ended September 30, 2017 and 2016, respectively, was distributable to the General Partner.

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

Recent Developments

From October 1, 2017 through November 3, 2017, we have invested approximately $68.1 million primarily in four senior secured loans with a combined effective yield of approximately 10.0%.

On November 7, 2017, TCPC’s board of directors declared a fourth quarter regular dividend of $0.36 per share payable on December 29, 2017 to stockholders of record as of the close of business on December 15, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2017, 88.8% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At September 30, 2017, the percentage of floating rate debt investments in our portfolio that bore interest based on an interest rate floor was 81.3%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our September 30, 2017 balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest income	Interest Expense	Net Investment Income
Up 300 basis points	$45,988,135	$(9,150,000)	$36,838,135
Up 200 basis points	32,119,293	(6,100,000)	26,019,293
Up 100 basis points	18,250,452	(3,050,000)	15,200,452
Down 100 basis points	(7,085,379)	3,050,000	(4,035,379)
Down 200 basis points	(8,033,856)	4,036,065	(3,997,791)
Down 300 basis points	(8,033,856)	4,036,065	(3,997,791)

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

Part II - Other Information

Item 1.     Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of September 30, 2017, we are currently not a party to any pending material legal proceedings.

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

Date: November 7, 2017
	By:	/s/ Howard M. Levkowitz
	Name:	Howard M. Levkowitz
	Title:	Chief Executive Officer
Date: November 7, 2017
	By:	/s/ Paul L. Davis
	Name:	Paul L. Davis
	Title:	Chief Financial Officer