Form 10-K
period 2017-12-31
Special Value Continuation Partners, LP
filed 2018-02-27
CIK 1370754

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2017

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

The number of the Registrant’s common limited partner interests outstanding as of December 31, 2017 was $1,288,902,795.
Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2018 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

SPECIAL VALUE CONTINUATION PARTNERS, LP

FORM 10-K

FFOR THE YEAR ENDED DECEMBER 31, 2017

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
Tennenbaum Capital Partners, LLC
Our investment activities are managed by the Advisor. The Advisor is a leading investment manager (including specialty lending to middle-market companies). The Advisor is a Delaware limited liability company and is registered as an investment advisor under the Investment Advisers Act of 1940. As of December 31, 2017, the Advisor had approximately $9 billion in committed capital under management, approximately 23% of which consists of TCPC’s committed capital, and a team of approximately 80 people including investment professionals and other personnel that focus on operations, finance, legal, and compliance, accounting and reporting, investor relations, information technology, and administration. The Advisor was founded in 1999 by Michael E. Tennenbaum, Mark K. Holdsworth and Howard M. Levkowitz, and its predecessor entity, formed by the same individuals, commenced operations in 1996. Mark K. Holdsworth and Howard M. Levkowitz along with Michael E. Leitner, Philip M. Tseng, Rajneesh Vig, and Lee Landrum constitute the Advisor’s active partners (the “Advisor Partners”). The Advisor Partners have significant industry experience, including experience investing in middle-market companies. Together, the Advisor Partners have invested approximately $21.9 billion in 567 companies since the Advisor’s inception, through multiple business and credit cycles, across all segments of the capital structure and through a broad set of credit-oriented strategies including leveraged loan origination, secondary investments of discounted debt securities, and distressed and control opportunities. We believe the Advisor Partners’ investment perspectives, complementary skills, and collective investment experience provide the Advisor with a strategic and competitive advantage in middle-market investing.
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
Since the beginning of 2011, the Advisor executed across its funds approximately $8.8 billion in direct origination leveraged loans primarily to middle-market companies, of which approximately $3.1 billion was for our account. There can be no assurance that similar deal flow or terms will be available in the future for loans in which we may invest.
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
Investment Strategy
To achieve our investment objectives, we intend to focus on a subset of the broader investment strategies historically pursued by the Advisor. Our primary investment focus is the ongoing origination of and investments in leveraged loans of performing middle-market companies, building on the Advisor’s established track record of origination and participation in the original syndication of approximately $13.0 billion of leveraged loans to 351 companies since 1999, of which we invested over $3.7 billion in 208 companies. For the purposes of this filing, the term “leveraged loans” refers to senior debt investments that rank ahead of subordinated debt and that generally have the benefit of security interests in the assets of the borrower. Our investments generally range from $10 million to $50 million per company, the size of which may grow over time in proportion with our capital base. We expect to generate current returns through a combination of the receipt of contractual interest payments on debt investments and origination and similar fees, and, to a lesser extent, equity appreciation through options, warrants, conversion rights or direct equity investments. We often receive equity interests such as preferred or common stock and warrants or options in connection with our debt investments. From time to time we may also use other investment strategies, which are not our primary focus, to attempt to enhance the overall return of our portfolio. These investment strategies may include, but are not limited to, the purchase of discounted debt, opportunistic investments, and financial instruments to hedge currency or interest rate risk associated with our portfolio.
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
Investment Portfolio
At December 31, 2017, our investment portfolio of $1,514.5 million (at fair value) consisted of 96 portfolio companies and was invested 95.5%% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 86.3% in senior secured loans, 6.5% in senior secured notes, 2.7% in junior notes and 4.5% in equity investments. Our average portfolio company investment at fair value was approximately $15.8 million. Our largest portfolio company investment by value was approximately 2.9% of our portfolio and our five largest portfolio company investments by value comprised approximately 13.3% of our portfolio at December 31, 2017.
The following charts summarize our portfolio mix by industry and type based on the fair value of our investments as of December 31, 2017.
Investment Process
The Advisor’s investment process is designed to maximize its strategic advantages: a strong brand name as a specialty lender to the middle-market and diverse in-house expertise and skills. The Advisor seeks out opportunities by conducting a rigorous and disciplined investment process that combines the following characteristics:
Deal Sourcing
As a leading middle-market corporate debt investment manager with approximately $9 billion in committed capital as of December 31, 2017 (approximately 23% of which consists of the Company’s committed capital) and which has invested on behalf of institutions since 1999, the Advisor is active in new deal financing opportunities in the middle-market segment. However, we believe that the Advisor’s real deal flow advantage comes from the proprietary network of established relationships of its investment professionals and synergies among its professionals and portfolio companies. Members of the Advisor’s Investment Committee for the Partnership (the “Investment Committee”) have long-term relationships with deal sources including investment bankers, restructuring professionals, bankruptcy attorneys, senior lenders, high yield bond specialists, research analysts, accountants, fund management teams, the Advisor’s advisory board, senior executive advisors, board members of former clients,former colleagues and other operating professionals to facilitate deal flow. The Investment Committee is currently comprised of five voting members. In total, the Investment Committee consists of approximately 30 members from the Advisor. The number of voting and non-voting members of the Investment Committee is subject to increase or decrease in the sole discretion of the Advisor. All members of the Investment Committee attend investment meetings and are encouraged to participate in discussions. In addition, members of the Investment Committee have relationships with other investors, including insurance companies, bond funds, mezzanine funds, private equity funds, hedge funds and other funds which invest in similar assets. Further, the Advisor regularly calls on both active and recently retired senior executives from the relevant industries to assist with the due diligence of potential investments. Historically, these relationships with retired senior executives have also been a valuable source of transactions and information. The Advisor anticipates that they will continue to provide future opportunities. We believe the Advisor’s strong relationships with its portfolio companies facilitate positive word-of-mouth recommendations to other companies seeking the Advisor’s expertise. The Advisor’s relationships often result in the ability to access investment opportunities earlier than many of its competitors and in some cases on an exclusive basis.

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
Distressed Debt
The Partnership’s portfolio currently includes distressed debt investments and the Partnership is authorized to continue to invest in the securities and other obligations of distressed and bankrupt issuers, including debt obligations that are in covenant or payment default. As of December 31, 2017, one of the Partnership’s debt investment was in non-accrual status. The Partnership does not anticipate distressed debt to be a significant part of its ongoing investment strategy. Such investments generally trade significantly below par and are considered speculative. The repayment of defaulted obligations is subject to significant uncertainties. Defaulted obligations might be repaid only after lengthy workout or bankruptcy proceedings, during which the issuer might not make any interest or other payments. Typically such workout or bankruptcy proceedings result in only partial recovery of cash payments or an exchange of the defaulted obligation for other debt or equity securities of the issuer or its affiliates, which may in turn be illiquid or speculative.
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
Investment Management Agreements
The Partnership and TCPC have entered into separate but substantially identical investment management agreements with the Advisor, under which the Advisor, subject to the overall supervision of our respective boards of directors, manages the day-to-day operations and provides investment advisory services to the Partnership and TCPC. In addition, pursuant to the limited partnership agreement of the Partnership (the "LPA"), the General Partner directs and executes the day-to-day operational activities of the Partnership. For providing these services, the Advisor receives a base management fee and may receive incentive compensation. On January 29, 2018, the Partnership amended and restated the LPA, effective as of January 1, 2018, to convert the existing incentive compensation structure from a profit allocation and distribution to the General Partner into a fee payable to the Advisor pursuant to the investment management agreements.  The amendment has no impact on the amount of the incentive compensation paid or services received by the Partnership. Accordingly, prior to January 1, 2018, incentive compensation was allocated to the General Partner as a distribution.
The base management fee and the incentive compensation, if any, are paid by the Partnership to the Advisor. If the Partnership is terminated or for any other reasons incentive compensation is not paid by the Partnership, such amounts will be paid directly by TCPC to the Advisor pursuant to its investment management agreement with the Advisor.
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

Incentive Compensation. We also pay incentive compensation to the Advisor pursuant to the investment management agreements. Prior to January 1, 2018, incentive compensation was allocated to the General Partner as a distribution. Under the investment management agreements and the LPA, pursuant to which incentive compensation was distributed to the General Partner prior to January 1, 2018, no incentive compensation was incurred until after January 1, 2013.
Beginning January 1, 2013, the incentive compensation equals the sum of (1) 20% of all ordinary income since that date and (2) 20% of all net realized capital gains (net of any net unrealized capital depreciation) since that date, with each component being subject to a total return requirement of 8% of contributed common equity of TCPC annually. Through December 31, 2017, the incentive compensation was an equity allocation to the General Partner under the LPA. Effective January 1, 2018, the LPA was amended to remove the incentive compensation distribution provisions therein, and the incentive compensation became payable as a fee to the Advisor pursuant to the investment management agreements. The amendment has no impact on the amount of the incentive compensation paid or services received by the Partnership.
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
Limitation of liability and indemnification
The investment management agreements provide that the Advisor and its officers, directors, employees and affiliates are not liable to us or to the common limited partner for any act or omission by it or its employees in the supervision or management of our investment activities or for any loss sustained by us or the common limited partner, except that the foregoing exculpation does not extend to any act or omission constituting willful misfeasance, bad faith, gross negligence or reckless disregard of its obligations under the investment management agreements. The investment management agreements also provide for indemnification by us of the Advisor’s members, directors, officers, employees, agents and control persons for liabilities incurred by it in connection with their services to us, subject to the same limitations and to certain conditions.
Board and shareholder approval of the investment management agreements
Our board of directors held an in-person meeting on May 3, 2017, in order to consider and reapprove our investment management agreements. In its consideration of the investment management agreements, the board of directors focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Advisor; (b) comparative data with respect to advisory fees or similar expenses paid by other business development companies with similar investment objectives; (c) our financial performance, operating expenses and expense ratio compared to business development companies with similar investment objectives; (d) any existing and potential sources of indirect income to the Advisor from its relationships with us and the profitability of those relationships; (e) information about the services performed and the personnel performing such services under the investment management agreements; (f) the organizational capability and financial condition of the Advisor and its affiliates; (g) the Advisor’s practices regarding the selection and compensation of brokers that execute our portfolio transactions and the brokers’ provision of brokerage and research services to our investment advisor; and (h) the possibility of obtaining similar services from other third party service providers or through an internally managed structure.
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
Leverage
Our leverage program is comprised of $116.0 million in available debt under a senior secured revolving credit facility issued by the Operating Company (the “SVCP Revolver”), $350.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding (the “TCPC Funding Facility”) and $150.0 million in committed leverage from the SBA (the “SBA Program,” and, together with the SVCP Facility and the TCPC Funding Facility the “Leverage Program”). Prior to the repurchase and retirement of the remaining preferred interests on September 3, 2015, the Leverage Program also included amounts outstanding under a preferred equity facility issued by the Partnership (the “Preferred Interests”).
The SVCP Revolver matures on July 31, 2018 and bears interest at an annual rate of 2.50% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). In addition to amounts due on outstanding debt, the SVCP Revolver accrues commitment fees of 0.20% per annum on the unused portion of the facility, or 0.25% per annum when less than $46.4 million in borrowings are outstanding.
The TCPC Funding Facility matures on April 26, 2021, subject to extension by the lender at the request of TCPC Funding, and contains an accordion feature which allows for expansion of the facility up to $400.0 million subject to consent from the lender and other customary conditions. Borrowings under the TCPC Funding Facility bear interest at a rate of LIBOR plus either 2.25% or 2.50% per annum subject to certain funding requirements, plus an administrative fee of 0.25% per annum. In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.50% per annum on the unused portion of the facility, or 0.75% per annum when the unused portion is greater than 33.0% of the total facility, plus an administrative fee of 0.25% per annum.
The SBIC is able to issue up to $150.0 million in debt under the SBA Program, subject to funded regulatory capital and other customary regulatory requirements. The Partnership has committed $75.0 million of regulatory capital to the SBIC, all of which had been funded at December 31, 2017. Debt issued under the SBA Program is non-recourse and may be prepaid at any time without penalty. The interest rate on such debt is fixed at the time of issuance at a market-driven spread over 10-year U.S. Treasury Notes.
The Leverage Program is subject to certain financial or other covenants. As of December 31, 2017, we were in full compliance with such covenants.

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
In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. In December 2016, the Federal Reserve raised the target range for the federal funds rate, which was only the second such interest rate hike in nearly a decade, and during 2017, the Federal Reserve raised the federal funds rate three more times, and may continue to raise the Federal Funds Rate over time. To the extent the Federal Reserve continues to raise rates, and without quantitative easing by the Federal Reserve, there is a risk that the debt markets may experience increased volatility and that the liquidity of certain of our investments may be reduced. These developments, along with the United States government's credit and deficit concerns, the European sovereign debt crisis and the economic slowdown in China could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms.

As of December 31, 2017, the Trump administration has called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal monetary policy. To the extent the U.S. Congress or Trump administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Some particular areas identified as subject to potential change, amendment or repeal include the Dodd-Frank Wall street Reform and Consumer Protection Act (the "Dodd-Frank Act"), including the Volcker Rule and various swaps and derivatives regulations, credit risk retention requirements and the authorities of the Federal Reserve, the Financial Stability Oversight Council and the SEC. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

On February 3, 2017, President Trump signed Executive Order 13772 announcing the new Administration's policy to regulate the U.S. financial system in a manner consistent with certain "Core Principles," including regulation that is efficient, effective and appropriately tailored. The Executive Order directed the Secretary of the Treasury, in consultation with the head of the member agencies of the Financial Stability Oversight Council, to report to the President on the extent to which existing laws, regulations and other government policies promote the Core Principles and to identify government policies that inhibit financial regulation consistent with them. On June 12, 2017, the U.S. Department of the Treasury published the first of four reports in response to the Executive Order on the depository system covering banks and other savings institutions. Subsequent reports are expected to address: capital markets; the asset management and insurance industries, and retail and institutional investment products and vehicles; and non-bank financial institutions, financial technology and financial innovation. The report included recommendations to reduce fragmentation, overlap, and duplication in the U.S. regulatory structure; to decrease the burden of statutory stress testing and ease liquidity and leverage standards for domestic banks; to restructure the Consumer Financial Protection Bureau; to reduce compliance burdens under the Volcker Rule; to reconsider the implications of implementing the revised standards for credit risk under Basel III; and to require uniform, consistent rigorous methods to analyze costs and benefits, increase transparency and make available for public comment cost-benefit analyses for all "economically significant" proposed regulations.

On June 8, 2017, the U.S. House of Representatives passed the Financial Choice Act, which includes legislation intended to repeal or replace substantial portions of the Dodd-Frank Act. Among other things, the proposed law would repeal the Volcker Rule limiting certain proprietary investment and trading activities by banks, eliminate the authority of regulators to designate asset managers and other large non-bank institutions as "systematically important financial institutions," and repeal the Department of Labor (DOL) "fiduciary rule" governing standards for dealing with retirement plans until the SEC issues standards for similar dealings by broker-dealers and limiting the substance of any subsequent DOL rule to the SEC standards. The bill must be approved by the Senate, where we believe it is unlikely to pass in its current form. At this time it is unclear what impact the Administration's policies in response to the Executive Order, the Financial Choice Act or other pending legislation and developments will have on regulations that affect our and our competitors' and our portfolio companies' businesses.

Congress has recently enacted a tax reform bill that, among other things, significantly changes the taxation of business entities, the deductibility of certain items of loss and expense (including limits on the deductibility of interest expense), and the timing in which certain income items are recognized. We cannot predict the impact, if any, of these changes to our business or the business of the portfolio companies in which we invest. Until we can evaluate how these changes impact our business and the business of our portfolio companies over the long term, we will not know if, overall, we will benefit from them or be negatively impacted by them.
Uncertainty regarding the United Kingdom's departure from the European Union could negatively impact our business, financial condition and earnings.

As a consequence of the United Kingdom's vote to withdraw from the European Union (the "EU"), the government of the United Kingdom gave notice of its withdrawal from the EU ("Brexit"). As a result of this decision, the financial markets experienced high levels of volatility and it is likely that, in the near term, Brexit will continue to bring about higher levels of uncertainty and volatility. During this period of uncertainty, the negative impact on not only the United Kingdom and European economies, but the broader global economy, could be significant, potentially resulting in increased market and currency volatility (including volatility of the value of the British pound sterling relative to the United States dollar and other currencies and volatility in global currency markets generally), and illiquidity and lower economic growth for companies that rely significantly on Europe for their business activities and revenues. It is possible that certain economic activity will be curtailed until some signs of clarity begin to emerge, including negotiations around the terms for the United Kingdom's exit out of the EU. Additional risks associated with the outcome of Brexit include macroeconomic risk to the United Kingdom and European economies, impetus for further disintegration of the EU and related political stresses (including those related to sentiment against cross border capital movements and activities of investors like us), prejudice to financial services businesses that are conducting business in the EU and which are based in the United Kingdom, legal uncertainty regarding achievement of compliance with applicable financial and commercial laws and regulations in view of the expected steps to be taken pursuant to or in contemplation of Article 50 of the Treaty on European Union and negotiations undertaken under Article 218 of the Treaty on the Functioning of the European Union, and the unavailability of timely information as to expected legal, tax and other regimes. Any further exits from the EU, or the possibility of such exits, would likely cause additional market disruption globally and introduce new legal and regulatory uncertainties.
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
You should also be aware that a change in the general level of interest rates can be expected to lead to a change in the interest rate we receive on many of our debt investments. Accordingly, a change in the interest rate could make it easier for us to meet or exceed the performance threshold and may result in a substantial increase in the amount of incentive compensation payable to our Advisor with respect to the portion of the incentive compensation based on income.
Changes relating to the LIBOR calculation process and the phase-out of LIBOR may adversely affect the value of the LIBOR-indexed, floating-rate debt securities in our portfolio.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect on any such event on our cost of capital and net investment income cannot yet be determined.
Actions by the British Bankers’ Association (“BBA”), regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. Potential changes, uncertainty related to such potential changes and the phase-out of LIBOR may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities.
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
In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment under the SVCP Revolver and TCPC Funding Facility, thereby materially and adversely affecting our liquidity, financial condition and results of operations.
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

In addition, by limiting the circumstances in which borrowings may occur under the SVCP Revolver and TCPC Funding Facility, the credit agreements related to such facilities (the “Credit Agreements”) in effect provide for various asset coverage, credit quality and diversification limitations on our investments. Such limitations may cause us to be unable to make or retain certain potentially attractive investments or to be forced to sell investments at an inappropriate time and consequently impair our profitability or increase losses or result in adverse tax consequences. As of February 26, 2018, we were in compliance with these covenants. However our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will continue to comply with the covenants in the Credit Agreements. Failure to comply with these covenants would result in a default under the Credit Agreements which, if we were unable to obtain a waiver from the respective lenders thereunder, could result in an acceleration of repayments under the Credit Agreements.
The SVCP Revolver also has certain “key man” provisions. For example, it is an event of default if either Howard M. Levkowitz or Rajneesh Vig cease to be actively involved in the management of the Partnership and is not replaced with someone with comparable skills within 180 days. Further, if any two of the individuals cease to be actively involved in management of the Partnership, the administrative agent under the SVCP Revolver Credit Agreement may veto a proposed replacement for one of such individuals and may veto any of the Partnership’s portfolio transactions that are in excess of 15% of its total assets until a replacement has been appointed to fill one of such positions.

Additionally, if signed into law, the Financial Choice Act would decrease the asset coverage requirement for BDCs to 150 percent from 200 percent under certain circumstances. Different BDCs may be positioned differently with respect to such changes and/or pursue different strategies should these regulations become effective.
The SVCP Revolver matures in July 2018 and the TCPC Funding Facility matures in April 2021, subject to extension by the lenders at our request. Any inability to renew, extend or replace the SVCP Revolver and/or TCPC Funding Facility could adversely impact our liquidity and ability to find new investments or maintain distributions to our common limited partner.
The SVCP Revolver matures July 31, 2018, subject to extension by the lenders at our request. Advances under the SVCP Revolver generally bear interest at LIBOR plus 2.50% per annum, subject to certain limitations. The TCPC Funding Facility matures on April 26, 2021, subject to an extension by the lender at our request. Advances under the TCPC Funding Facility generally bear interest based on LIBOR plus either 2.25% or 2.50% per annum, subject to certain limitations. We do not currently know whether we will renew, extend or replace the SVCP Revolver and TCPC Funding Facility upon their maturities or whether we will be able to do so on terms that are as favorable as the SVCP Revolver and TCPC Funding Facility. In addition, we will be required to liquidate assets to repay amounts due under the SVCP Revolver and TCPC Funding Facility if we do not renew, extend or replace the SVCP Revolver and TCPC Funding Facility prior to their respective maturities.
Upon the termination of the SVCP Revolver and TCPC Funding Facility, there can be no assurance that we will be able to enter into a replacement facility on terms that are as favorable to us, if at all. Our ability to replace the SVCP Revolver and TCPC Funding Facility may be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to replace the SVCP Revolver and TCPC Funding Facility at the time of their maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our common limited partner and our ability to qualify as a RIC.
The creditors under the SVCP Revolver and TCPC Funding Facility have a first claim on all of the Partnership’s assets included in the collateral for the respective facilities.
Lenders have fixed dollar claims on our assets that are superior to the claims of our common limited partner. Substantially all of our current assets have been pledged as collateral under the SVCP Revolver and TCPC Funding Facility. If an event of default occurs under either of the SVCP Revolver and TCPC Funding Facility, the respective lenders would be permitted to accelerate amounts due under the respective facilities and liquidate our assets to pay off amounts owed under the respective facilities and limitations would be imposed on us with respect to the purchase or sale of investments. Such limitations may cause us to be unable to make or retain certain potentially attractive investments or to be forced to sell investments at an inappropriate time and consequently impair our profitability or increase our losses or result in adverse tax consequences.

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
Lenders under the SVCP Revolver may have a veto power over the Partnership’s investment policies.
If a default has occurred under the SVCP Revolver, the lenders under the SVCP Revolver may veto changes in investment policies. The SVCP Revolver also has certain limitations on unusual types of investments such as commodities, real estate and speculative derivatives, which are not part of the Partnership’s investment strategy or policies in any event.
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
An SBIC may not borrow an amount in excess of two times (and in certain cases, up to three times) its regulatory capital. As of December 31, 2017, the SBIC had $83.0 million in SBA-guaranteed debentures outstanding. If we reach the maximum dollar amount of SBA-guaranteed debentures permitted, and if we require additional capital, our cost of capital may increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.
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
The Partnership has indebtedness pursuant to the Leverage Program and expects, in the future, to borrow additional amounts under the SVCP Revolver and TCPC Funding Facility and may increase the size of the SVCP Revolver and TCPC Funding Facility or enter into other borrowing arrangements.
Illustration. The following table illustrates the effect of leverage on returns from an investment in our common limited partner interests assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation is based on our level of leverage at December 31, 2017, which represented borrowings equal to 19.3% of our total assets. On such date, we also had $1,628.7 million in total assets; $1,514.5 million in total investments; an average cost of funds of 3.54%; $315.0 million aggregate principal amount of debt outstanding; and $1,288.9 million of total net assets. In order to compute the “Corresponding Return to Common Limited Partner,” the “Assumed Return on Portfolio (Net of Expenses Other than Interest)” is multiplied by the total value of our investment portfolio at December 31, 2017 to obtain an assumed return to us. From this amount, interest expense multiplied the combined rate of interest of 3.54% by the $315.0 million of debt is subtracted to determine the return available to limited partners. The return available to limited partners is then divided by the total value of our net assets at December 31, 2017 to determine the “Corresponding Return to Common Limited Partner.” Actual interest payments may vary.

Assumed Return on Portfolio (Net of Expenses Other than Interest)	-10%	-5%	0%	5%	10%
Corresponding Return to the Common Limited Partner	-13%	-7%	-1%	5%	11%

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
The Advisor and its affiliates, employees and associates currently do and in the future may manage other funds and accounts, including for other funds and accounts in which certain holders of our common stock have investments, which we refer to as Other Advisor Accounts. Other Advisor Accounts invest in assets that are also eligible for purchase by us. Our investment policies, fee arrangements and other circumstances may vary from those of Other Advisor Accounts. Accordingly, conflicts may arise regarding the allocation of investments or opportunities among us and Other Advisor Accounts. In general, the Advisor and its affiliates will allocate investment opportunities pro rata among us and Other Advisor Accounts (assuming the investment satisfies the objectives of each) based on the amount of committed capital each then has available. The allocation of certain investment opportunities in private placements is subject to independent director approval pursuant to the terms of the co-investment exemptive order applicable to us and described below. In certain cases, investment opportunities may be made other than on a pro rata basis. For example, we may desire to retain an asset at the same time that one or more Other Advisor Accounts desire to sell it or we may not have additional capital to invest at a time Other Advisor Accounts do. When our investment allocations are made on a basis other than pro rata our investment performance may be less favorable when compared to the investment performance of Other Advisor Accounts with respect to those investments. The Advisor and its affiliates intend to allocate investment opportunities to us and Other Advisor Accounts in a manner that they believe in their judgment and based upon their fiduciary duties to be appropriate given the investment objectives, size of transaction, investable assets, alternative investments potentially available, prior allocations, liquidity, maturity, expected holding period, diversification, lender covenants and other limitations of ours and the Other Advisor Accounts. See “- Risks related to our operations as a BDC - While our ability to enter into transactions with our affiliates is restricted under the 1940 Act, we have received an exemptive order from the SEC permitting certain affiliated investments subject to certain conditions. As a result, the Advisor may face conflicts of interests and investments made pursuant to the exemptive order conditions could in certain circumstances adversely affect the price paid or received by us or the availability or size of the position purchased or sold by us.”
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
The incentive compensation payable by us to the Advisor may create an incentive for the Advisor to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive compensation is determined may encourage the Advisor to increase the use of leverage or take additional risk to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our common stock, or of securities convertible into our common stock or warrants representing rights to purchase our common stock or securities convertible into our common stock. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain of our debt investments and may accordingly result in a substantial increase in the amount of incentive compensation payable to the Advisor with respect to our cumulative investment income. Although the incentive compensation is subject to a total return limitation, the Advisor may have some ability to accelerate the realization of gains to obtain incentive compensation earlier than it otherwise would when it may be in our best interests to not yet realize gains. Our directors monitor our use of leverage and the Advisor’s management of our investment program in the best interests of our common limited partner.
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
The Advisor is entitled to incentive compensation for each fiscal quarter after January 1, 2013 in an amount equal to a percentage of our ordinary income (before deducting incentive compensation) since that date and, separately, a percentage of our realized capital gains (net of realized capital losses and unrealized depreciation) since that date, in each case subject to a cumulative total return requirement. If we pay incentive compensation and thereafter experience additional realized capital losses or unrealized capital depreciation such that we would no longer have been required to provide incentive compensation, we will not be able to recover any portion of the incentive compensation previously paid or distributed because our incentive compensation arrangements do not contain any clawback provisions. As a result, the incentive compensation could exceed 20% of our cumulative total return, depending on the timing of unrealized appreciation, net unrealized depreciation and net realized capital losses. For example, part of the incentive compensation payable or distributable by us that relates to our ordinary income is computed on income that may include interest that has been accrued but not yet received in cash. If a portfolio company defaults on a loan, it is possible that accrued interest previously used in the calculation of the incentive compensation will become uncollectible. Similarly, the income component is measured against a total return limitation that includes unrealized gains. Such gains may not be realized or may be realized at a lower amount. Consequently, we may have paid incentive compensation on income in circumstances where we otherwise would not have done so and with respect to which we do not have a clawback right against the Advisor.
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
Our investments in the software sector are subject to various risks, including intellectual property infringement issues and rapid technological changes, which may adversely affect our performance. Software is our largest industry concentration. Each industry contains certain industry related credit risks.
General risks of companies in the software industry sector include intellectual property infringement liability issues, the inability to protect software and other proprietary technology, extensive competition and limited barriers to entry. Generally, the market for software products is characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introduction and enhancements. If a portfolio company in the software sector cannot develop new products and enhance its current products in response to technological changes and competing products, its business and operating results will be negatively affected. In addition, there has been a substantial amount of litigation in the software industry relating to intellectual property rights. Regardless of whether claims that a company is infringing patents or other intellectual property have any merit, these claims are time-consuming and costly. Moreover, a software company must monitor the unauthorized use of its intellectual property, which may be difficult and costly. A company's failure to protect its intellectual property could put it at a disadvantage to its competitors and harm its business, results of operations and financial condition. If a software company in which we invest is unable to navigate these risks, our performance may be adversely affected.

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
Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities or is managed by the Advisor will generally be our affiliate for purposes of the 1940 Act and we are generally prohibited from participating in certain transactions such as co-investing with, or buying or selling any security from or to, such affiliate, absent the prior approval of our independent directors and, in some cases, of the SEC. However, the Advisor and the funds managed by the Advisor have received an exemption from certain SEC regulations prohibiting transactions with affiliates. The exemptive order requires that certain procedures be followed prior to making an investment subject to the order and such procedures could in certain circumstances adversely affect the price paid or received by us or the availability or size of the position purchased or sold by us. The Advisor may also face conflicts of interest in making investments pursuant to the exemptive order. See “Risks related to our business - We have limited operating history as a BDC, and if the Advisor is unable to manage our investments effectively, we may be unable to achieve our investment objective. In addition, the Advisor may face conflicts in allocating investment opportunities between us and certain other entities that could impact our investment returns.”
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
As a BDC, we are prohibited from acquiring any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. As of December 31, 2017, approximately $183.8 million, or approximately 11.4%, of our adjusted total assets were not “qualifying assets.” If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from investing in additional non-qualifying assets, which could have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to come into compliance with the 1940 Act. If we need to dispose of these investments quickly, it may be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if a buyer is found, we may have to sell the investments at a substantial loss.
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
sudden electrical or telecommunications outages;
natural disasters such as earthquakes, tornadoes and hurricanes;
disease pandemics;
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

Item 4:     Mine Safety Disclosures.

Not applicable.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Not applicable

Item 6.	Selected Financial Data
The selected financial and other data below reflects the historical operations of the Partnership.
The selected financial data below for the years ended December 31, 2017, 2016, 2015, 2014, and 2013 and have been derived from the consolidated financial statements that were audited by our independent registered public accounting firm. The following selected financial data should be read in conjunction with our financial statements and related notes thereto.

	Fiscal Year Ended December 31,
	2017	2016	2015	2014	2013
Performance Data:
Interest income	$173,527,345	$145,018,414	$142,012,553	$100,923,265	$66,979,064
Dividend income	254,025	—	—	1,968,748	—
Lease income	294,366	1,571,280	1,352,797	1,334,330	1,121,614
Other income	1,891,654	1,591,071	3,349,659	2,355,105	1,508,368
Total investment income	175,967,390	148,180,765	146,715,009	106,581,448	69,609,046
Interest and other debt expenses	15,996,467	15,722,855	12,125,830	6,197,090	2,339,447
Management and advisory fees	21,560,868	18,881,786	18,593,660	13,646,064	8,820,229
Other expenses	5,922,121	6,622,249	4,650,398	3,589,196	2,109,147
Total expenses	43,479,456	41,226,890	35,369,888	23,432,350	13,268,823
Net investment income	132,487,934	106,953,875	111,345,121	83,149,098	56,340,223
Net realized and unrealized gains (losses)	(22,790,283)	114,502	(22,405,111)	(27,304,578)	9,071,361
Gain on repurchase of Series A preferred interests	—	—	1,675,000	—	—
Dividends to preferred interest holders	—	—	(754,140)	(1,438,172)	(1,494,552)
Net increase in net assets applicable to common limited and general partners resulting from operations	$109,697,651	$107,068,377	$89,860,870	$54,406,348	$63,917,032
Assets and Liabilities Data:
Investments	$1,514,532,703	$1,314,969,870	$1,182,919,725	$1,146,535,886	$766,262,959
Other assets	114,122,440	72,257,125	55,909,313	54,716,020	37,035,750
Total assets	1,628,655,143	1,387,226,995	1,238,829,038	1,201,251,906	803,298,709
Debt, net of unamortized issuance costs	312,223,905	333,787,426	394,467,407	221,620,714	95,000,000
Other liabilities	27,528,443	21,729,932	16,906,030	11,317,312	21,530,832
Total liabilities	339,752,348	355,517,358	411,373,437	232,938,026	116,530,832

Preferred limited partnership interest	—	—	—	134,497,790	134,504,252
Net assets	$1,288,902,795	$1,031,709,637	$827,455,601	$833,816,090	$552,263,625
Investment Activity Data:
No. of portfolio companies at period end	96	90	88	84	67
Acquisitions	$865,427,957	$587,219,129	$500,928,009	$669,515,626	$471,087,319
Sales, repayments, and other disposals	$655,674,365	$473,457,512	$456,059,137	$266,008,974	$235,641,665
Weighted-Average Yield at end of period	11.0%	10.9%	11.0%	10.9%	10.9%

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our audited consolidated financial statements and related notes thereto appearing elsewhere in this annual report on Form 10-K. Some of the statements in this report (including in the following discussion) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events or the future performance or financial condition of Special Value Continuation Partners, LP (the “Partnership,” “we,” “us,” or “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of December 31, 2017, 88.6% of our total assets were invested in qualifying assets.

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

Additionally, the investment management agreements provide that the Advisor or its affiliates may be entitled to incentive compensation under certain circumstances. According to the terms of such agreements, no incentive compensation was incurred prior to January 1, 2013. Beginning January 1, 2013, the incentive compensation equals the sum of (1) 20% of all ordinary income since January 1, 2013 and (2) 20% of all net realized capital gains (net of any net unrealized capital depreciation) since January 1, 2013, with each component being subject to a total return requirement of 8% of contributed common equity annually. Through December 31, 2017, the incentive compensation was payable to the General Partner by the Partnership pursuant to the LPA. Effective January 1, 2018, the LPA was amended to remove the incentive compensation distribution provisions therein, and the incentive compensation became payable as a fee under the investment management agreements. The amendment has no impact on the amount of the incentive compensation paid or services received by the Partnership. The determination of incentive compensation is subject to limitations under the 1940 Act and the Advisers Act.

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

As of December 31, 2017, less than 0.1% of our investments were categorized as Level 1, 8.4% were categorized as Level 2, 91.4% were Level 3 investments valued based on valuations by independent third party sources, and 0.1% were Level 3 investments valued based on valuations by the Advisor.

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

Portfolio and investment activity

During the year ended December 31, 2017, we invested approximately $865.4 million, comprised of new investments in 32 new and 20 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 97.5% were in senior secured debt comprised of senior secured loans ($784.9 million, or 90.7% of total acquisitions) and senior secured notes ($58.7 million, or 6.8% of total acquisitions). The remaining $21.8 million (2.5% of total acquisitions) were comprised of equity investments including $17.4 million in equity interests in two portfolios of debt and lease assets, and warrants received in connection with six debt investments. Additionally, we received approximately $655.7 million in proceeds from sales or repayments of investments during the year ended December 31, 2017.

During the year ended December 31, 2016, we invested approximately $587.2 million, comprised of new investments in 28 new and 19 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 95.6% were in senior secured debt comprised of senior secured loans ($506.1 million, or 86.2% of total acquisitions) and senior secured notes ($55.0 million, or 9.4% of total acquisitions). The remaining $26.1 million (4.4% of total acquisitions) were comprised of $23.5 million in equity interests in two portfolios of debt and lease assets, as well as $2.6 million in two warrant positions and two preferred stock positions received in connection with debt investments. Additionally, we received approximately $473.5 million in proceeds from sales or repayments of investments during the year ended December 31, 2016.

At December 31, 2017, our investment portfolio of $1,514.5 million (at fair value) consisted of 96 portfolio companies and was invested 95.5% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 86.3% in senior secured loans, 6.5% in senior secured notes, 2.7% in junior notes and 4.5% in equity investments. Our average portfolio company investment at fair value was approximately $15.8 million. Our largest portfolio company investment by value was approximately 2.9% of our portfolio and our five largest portfolio company investments by value comprised approximately 13.3% of our portfolio at December 31, 2017.

At December 31, 2016, our investment portfolio of $1,315.0 million (at fair value) consisted of 90 portfolio companies and was invested 95.0% in debt investments, substantially all of which was in senior secured debt. In aggregate, our investment portfolio was invested 83.7% in senior secured loans, 11.3% in senior secured notes and 5.0% in equity investments. Our average portfolio company investment at fair value was approximately $14.6 million. Our largest portfolio company investment by value was approximately 3.5% of our portfolio and our five largest portfolio company investments by value comprised approximately 14.1% of our portfolio at December 31, 2016.

The industry composition of our portfolio at fair value at December 31, 2017 was as follows:

Industry	Percent of Total Investments
Software	17.1%
Data Processing and Hosting Services	9.4%
Computer Systems Design and Related Services	7.2%
Credit (Nondepository)	4.5%
Advertising, Public Relations and Marketing	3.5%
Business Support Services	3.5%
Insurance	3.3%
Lessors of Nonfinancial Licenses	3.1%
Management, Scientific, and Technical Consulting Services	3.1%
Equipment Leasing	2.9%
Air Transportation	2.8%
Pharmaceuticals	2.7%
Scientific Research and Development Services	2.7%
Credit Related Activities	2.6%
Other Real Estate Activities	2.5%
Chemicals	2.2%
Health Care	2.0%
Utility System Construction	1.9%
Textile Furnishings Mills	1.8%
Retail	1.8%
Other Manufacturing	1.7%
Other Telecommunications	1.7%
Financial Investment Activities	1.7%
Amusement and Recreation	1.6%
Wired Telecommunications Carriers	1.3%
Real Estate Leasing	1.3%
Educational Support Services	1.0%
Publishing	1.0%
Other	8.1%
Total	100.0%

The weighted average effective yield of the debt securities in our portfolio was 10.97% at December 31, 2017 and 10.92% at December 31, 2016. At December 31, 2017, 89.2% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 10.8% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that bore interest based on an interest rate floor was 82.7% at December 31, 2017. At December 31, 2016, 80.5% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 19.5% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that bore interest based on an interest rate floor was 77.0% at December 31, 2016.

Results of operations

Investment income

Investment income totaled $176.0 million, $148.2 million and $146.7 million, respectively, for the years ended December 31, 2017, 2016 and 2015, of which $173.5 million, $145.0 million and $142.0 million were attributable to interest and fees on our debt investments, $0.3 million, $1.6 million and $1.4 million to lease income, $0.3 million, $0.0 million and $0.0 million to dividends from equity securities, and $1.9 million, $1.6 million and $3.3 million to other income, respectively. Included in interest and fees on our debt investments were $18.6 million, $10.6 million and $12.5 million of non-recurring income related to prepayments for the years ended December 31, 2017, 2016 and 2015, respectively. The increase in investment income in the year ended December 31, 2017 compared to the year ended December 31, 2016 reflects an increase in interest income due to the increase in prepayment income and the larger portfolio size during the year ended December 31, 2017 compared to the year ended December 31, 2016, partially offset by a decrease in lease income. The increase in investment income in the year ended December 31, 2016 compared to the year ended December 31, 2015 reflects an increase in interest income due to the larger portfolio size and an increase in lease income in the year ended December 31, 2016 compared to the year ended December 31, 2015, partially offset by a decrease in other income.

Expenses

Total operating expenses for the years ended December 31, 2017, 2016 and 2015 were $43.5 million, $41.2 million and $35.4 million, respectively, comprised of $21.6 million, $18.9 million and $18.6 million in base management and advisory fees, $16.0 million, $15.7 million and $12.1 million in interest expense and related fees, $2.3 million, $1.7 million and $1.6 million in administrative expenses, $0.9 million, $1.8 million and $1.2 million in legal and professional fees, and $2.7 million, $3.1 million and $1.9 million in other expenses, respectively. The increase in expenses in the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily reflects the increase in management and advisory fees due to the increase in assets and the increase in interest expense and other costs related to the increase in LIBOR rates during the period. The increase in expenses in the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily reflects the increase in interest expense due to the conversion of the Preferred Interests to term debt and the increase in LIBOR rates, as well as $1.3 million in non-recurring legal costs incurred in 2016.

Net investment income

Net investment income was $132.5 million, $107.0 million and $111.3 million, respectively, for the year ended December 31, 2017, 2016 and 2015. The increase in net investment income in the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily reflects the increase in investment income, partially offset by the increase in expenses in the year ended December 31, 2017. The decrease in net investment income in the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily reflects the increase in expenses, partially offset by the increase in investment income in the year ended December 31, 2016.

Net realized and unrealized gain or loss

Net realized losses for the years ended December 31, 2017, 2016 and 2015 were $20.7 million, $15.0 million and $17.7 million, respectively. Net realized losses during the year ended December 31, 2017 were comprised primarily of a $10.1 million loss realization on the restructuring of our loan to Iracore, a $7.1 million loss realization on the restructuring of our loan to Globecomm, and a $3.5 million loss realization on the restructuring of our loan to Avanti Communications Group. The realized losses for all of these investments were triggered in connection with recapitalizations and all of these investments are still held by us. These realized losses were partially offset by a $7.0 million gain on the sale of our equity in Blackline.
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

For the years ended December 31, 2017, 2016 and 2015, the change in net unrealized appreciation/depreciation was $(2.1) million, $15.1 million and $(4.7) million, respectively. The change in net unrealized appreciation/depreciation for the year ended December 31, 2017 was comprised primarily of a $9.0 million markdown of Kawa as well as a $7.1 million markdown of Real Mex in line with industry comparables, partially offset by a $6.4 million markup on AGY and the reversal of previously recognized unrealized gains and losses.
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

Gain on repurchase of Series A preferred interests
The gain on repurchase of Series A preferred interests of $1.7 million during the year ended December 31, 2015 was due to the repurchase of 1,675 Preferred Interests on June 30, 2015 at a price of $31.8 million.

Dividends to preferred limited partners
Dividends on the Preferred Interests for the years ended December 31, 2017, 2016 and 2015 were $0.0 million, $0.0 million and $0.8 million, respectively. The decrease in dividends on Preferred Interests compared to the year ended December 31, 2015 was due to the repurchase and retirement of all remaining Preferred Interests during 2015.

Net increase in net assets applicable to common limited and general partners resulting from operations

The net increase in net assets applicable to common limited and general partners resulting from operations was $109.7 million, $107.1 million and $89.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. The higher net increase in net assets applicable to common limited and general partners resulting from operations during the year ended December 31, 2017 is primarily due to the higher net investment income during the year ended December 31, 2017 compared to the year ended December 31, 2016 partially offset by the larger net realized and unrealized loss during the year ended December 31, 2017 compared to the year ended December 31, 2016. The higher net increase in net assets applicable to common limited and general partners resulting from operations during the year ended December 31, 2016 is primarily due to the net realized and unrealized gains during the year ended December 31, 2016 compared to the net realized and unrealized losses during the year ended December 31, 2015.

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

Total leverage outstanding and available under the combined Leverage Program at December 31, 2017 were as follows:

	Maturity	Rate	Carrying Value	Available	Total Capacity
SVCP Revolver	2018	L+2.50%*	57,000,000	59,000,000	116,000,000
TCPC Funding Facility	2021	L+2.50%†	175,000,000	175,000,000	350,000,000
SBA Debentures	2024−2028	2.57%‡	83,000,000	67,000,000	150,000,000
Total leverage			315,000,000	$301,000,000	$616,000,000
Unamortized issuance costs			(2,776,095)
Debt, net of unamortized issuance costs			$312,223,905
______________

*	Based on either LIBOR or the lender’s cost of funds, subject to certain limitations

†	Or L+2.25% subject to certain funding requirements

‡
Weighted-average interest rate on pooled loans, excluding fees of 0.36%. As of December 31, 2017, $8.0 million if the outstanding amount was not yet pooled, and bore interest at a temporary rate of 1.79% plus fees of 0.35% through March 20, 2018, the date of the next SBA pooling.

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

Net cash used in operating activities during the year ended December 31, 2017 was $92.6 million. Our primary use of cash in operating activities during this period consisted of the settlement of acquisitions of investments (net of dispositions) of $198.4 million, partially offset by net investment income less incentive allocation (net of non-cash income and expenses) of approximately $105.8 million.

Net cash provided by financing activities was $125.7 million during the year ended December 31, 2017, consisting primarily of $268.1 million of contributions from the common limited partner, reduced by $97.9 million in distributions to TCPC, $21.5 million of net repayments of debt, $21.4 million in distributions of incentive compensation to the General Partner, and payment of $1.6 million in debt issuance costs.

At December 31, 2017, we had $86.6 million in cash and cash equivalents.

The SVCP Revolver and the TCPC Funding Facility are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 200% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the SVCP Revolver and the TCPC Funding Facility, and may therefore impact our ability to borrow under the SVCP Revolver and the TCPC Funding Facility. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At December 31, 2017, we were in compliance with all financial and operational covenants required by the Leverage Program.

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

The following table summarizes our distributions to our common limited partner for the year ended December 31, 2017 and 2016:

Date Declared	Total Amount
February 28, 2017	$23,007,950
May 9, 2017	24,239,365
August 3, 2017	25,186,913
November 7, 2017	25,436,116
Total for year ended December 31, 2017	$97,870,344
February 24, 2016	$20,893,214
May 10, 2016	21,972,039
August 9, 2016	19,662,034
November 8, 2016	22,106,959
Total for year ended December 31, 2016	$84,634,246

Distributions to the General Partner

TCPC’s performance during the years ended December 31, 2017 and 2016 exceeded the total return threshold; accordingly, incentive compensation of $22.7 million and $19.1 million for the years ended December 31, 2017 and 2016, respectively, was distributable to the General Partner.

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

Recent Developments

From January 1, 2018 through February 26, 2018, we have invested approximately $80.9 million primarily in four senior secured loans with a combined effective yield of approximately 10.2%.

On January 29, 2018, the Partnership amended and restated its limited partnership agreement, effective as of January 1, 2018, to convert the existing incentive compensation structure from a profit allocation and distribution to the General Partner into a fee payable to the Advisor. The amendment has no impact on the amount of the incentive compensation paid or services received by the Partnership.

On February 26, 2018, the Partnership established a new $100 million revolving, multi-currency credit facility with ING Capital LLC, as administrative agent (the “Credit Facility”).  The Credit Facility matures on February 28, 2022 and generally bears interest at LIBOR plus 2.25%.  This new credit facility replaces the previous SVCP Revolver which generally bore interest at LIBOR plus 2.50%.

On February 27, 2018, TCPC’s board of directors declared a first quarter regular dividend of $0.36 per share payable on March 30, 2018 to stockholders of record as of the close of business on March 16, 2018.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2017, 89.2% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2017, the percentage of floating rate debt investments in our portfolio that bore interest based on an interest rate floor was 82.7%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our December 31, 2017 balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest income	Interest Expense	Net Investment Income
Up 300 basis points	$49,093,811	$(9,450,000)	$39,643,811
Up 200 basis points	35,279,754	(6,300,000)	28,979,754
Up 100 basis points	21,465,697	(3,150,000)	18,315,697
Down 100 basis points	(9,860,481)	3,150,000	(6,710,481)
Down 200 basis points	(11,735,601)	5,070,870	(6,664,731)
Down 300 basis points	(11,735,601)	5,070,870	(6,664,731)

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Special Value Continuation Partners, LP

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Special Value Continuation Partners, LP (the "Partnership") and subsidiaries, including the consolidated schedule of investments, as of December 31, 2017 and 2016, the related consolidated statements of operations, cash flows, changes in net assets, and the financial highlights (in Note 10) for each of the three years in the period then ended, and the related notes and consolidating schedules listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations, changes in net assets, cash flows, and the financial highlights for each of the three years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2017 and 2016, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 27, 2018

We have served as the Partnership’s auditor since 2015.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Statements of Assets and Liabilities

	December 31, 2017	December 31, 2016

Assets
Investments, at fair value:
Companies less than 5% owned (cost of $1,356,459,251 and $1,174,421,611, respectively)	$1,362,514,206	$1,175,097,468
Companies 5% to 25% owned (cost of $84,153,698 and $75,508,585, respectively)	75,635,342	69,355,808
Companies more than 25% owned (cost of $106,543,799 and $96,135,623, respectively)	76,383,155	70,516,594
Total investments (cost of $1,547,156,748 and $1,346,065,819, respectively)	1,514,532,703	1,314,969,870

Cash and cash equivalents	86,625,237	53,579,868
Accrued interest income:
Companies less than 5% owned	18,533,095	12,713,025
Companies 5% to 25% owned	817,984	953,561
Companies more than 25% owned	16,859	25,608
Deferred debt issuance costs	3,276,838	3,828,784
Receivable for investments sold	431,483	—
Prepaid expenses and other assets	4,420,944	1,156,279
Total assets	1,628,655,143	1,387,226,995

Liabilities
Debt, net of unamortized issuance costs of $2,776,095 and $2,712,574, respectively	312,223,905	333,787,426
Payable for investments purchased	16,474,632	12,348,925
Incentive allocation payable	5,983,135	4,716,834
Interest payable	2,557,994	2,715,380
Unrealized depreciation on swaps	603,745	—
Payable to the Advisor	442,029	325,790
Accrued expenses and other liabilities	1,466,908	1,623,003
Total liabilities	339,752,348	355,517,358

Commitments and contingencies (Note 5)

Net assets applicable to common limited and general partners	$1,288,902,795	$1,031,709,637

Composition of net assets applicable to common limited and general partners
Paid-in capital in excess of par	$1,448,070,491	$1,180,024,317
Accumulated net investment income	13,465,105	17,764,674
Accumulated net realized losses	(139,393,068)	(134,962,632)
Accumulated net unrealized depreciation	(33,239,733)	(31,116,722)
Net assets applicable to common limited and general partners	$1,288,902,795	$1,031,709,637

See accompanying notes to the consolidated financial statements.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments

December 31, 2017

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Advertising, Public Relations and Marketing
Foursquare Labs, Inc.	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	LIBOR (M)	—	8.81%	10.31%	6/1/2020	$18,750,000	$18,410,907	$18,383,250	1.15%	L/N
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 1 Term Loan (4.00% Exit Fee)	LIBOR (M)	1.37%	8.13%	9.63%	12/31/2019	$24,897,542	24,417,800	24,593,791	1.54%	H/L/N
Videology Media Technologies, LLC	First Lien UK Revolver (2.0% Exit Fee)	LIBOR (M)	1.00%	10.00%	11.48%	1/10/2020	$6,299,020	6,299,020	6,115,830	0.38%	L/N
Videology Media Technologies, LLC	First Lien US Revolver (2.0% Exit Fee)	LIBOR (M)	1.00%	8.50%	9.98%	1/10/2020	$3,047,945	3,047,945	3,032,930	0.19%	L/N
								52,175,672	52,125,801	3.26%
Air Transportation
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan A	LIBOR (M)	—	7.25%	8.88%	12/14/2021	$14,609,503	14,400,062	14,686,203	0.92%	N
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan B	LIBOR (M)	—	7.25%	8.88%	2/28/2022	$8,515,704	8,389,636	8,519,110	0.53%	N
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan C	LIBOR (M)	—	7.25%	8.88%	7/31/2022	$3,538,544	3,486,116	3,508,467	0.22%	N
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan C-1	LIBOR (M)	—	7.25%	8.88%	9/30/2022	$5,412,085	5,320,659	5,339,563	0.33%	N
								31,596,473	32,053,343	2.00%
Amusement and Recreation
VSS-Southern Holdings, LLC (Southern Theatres)	First Lien Term Loan	LIBOR (Q)	1.00%	6.50% Cash + 2.00%PIK	10.19%	11/3/2020	$24,342,738	23,991,933	23,790,158	1.49%	N
VSS-Southern Holdings, LLC (Southern Theatres)	Sr Secured Revolver	LIBOR (Q)	1.00%	6.50% Cash + 2.00%PIK	N/A	11/3/2020	$—	(12,135)	(19,435)	—	K/N
								23,979,798	23,770,723	1.49%
Building Equipment Contractors
Hylan Datacom & Electrical, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	7.50%	9.07%	7/25/2021	$13,626,146	13,467,549	13,769,221	0.86%	N

Business Support Services
Enerwise Global Technologies, Inc.	Sr Secured Revolving Loan	LIBOR (Q)	0.23%	8.52%	N/A	11/30/2018	$—	—	(23,000)	—	K/N
Enerwise Global Technologies, Inc.	Sr Secured Term Loan (3.77% Exit Fee)	LIBOR (Q)	0.23%	9.27%	10.60%	11/30/2019	$22,687,500	22,487,892	22,557,047	1.41%	L/N
STG-Fairway Acquisitions, Inc. (First Advantage)	Second Lien Term Loan	LIBOR (Q)	1.00%	9.25%	10.73%	6/30/2023	$31,000,000	30,637,657	29,676,300	1.85%	N
								53,125,549	52,210,347	3.26%
Chemicals
Anuvia Plant Nutrients Holdings, LLC	Sr Secured Term Loan (8.0% Exit Fee)	LIBOR (M)	—	10.63%	12.13%	2/1/2018	$1,147,372	1,159,323	1,147,372	0.07%	L/N
Green Biologics, Inc.	Convertible Note	Fixed	—	10% PIK	10.00%	6/30/2019	$7,500,000	7,467,998	4,472,250	0.28%	E/N
Green Biologics, Inc.	Sr Secured Term Loan (12.4 % Exit Fee)	Fixed	—	10% PIK	10.00%	12/31/2020	$8,312,637	8,272,422	5,160,485	0.32%	L/N
iGM RFE1 B.V. (Netherlands)	First Lien Delayed Draw Term Loan	LIBOR (Q)	—	8.00%	9.69%	10/12/2021	$871,842	866,740	915,260	0.06%	H/N
iGM RFE1 B.V. (Netherlands)	First Lien Term Loan	LIBOR (Q)	—	8.00%	9.69%	10/12/2021	$3,767,969	3,745,385	3,955,614	0.25%	H/N
iGM RFE1 B.V. (Netherlands)	First Lien Term Loan	EURIBOR (Q)	—	8.00%	8.00%	10/12/2021	$6,377,358	6,966,626	8,037,289	0.50%	D/H/N
Nanosys, Inc.	First Lien Delayed Draw Term Loan (3.5% Exit Fee)	LIBOR (Q)	—	9.81%	11.31%	4/1/2019	$8,969,791	8,664,362	8,848,699	0.55%	L/N
								37,142,856	32,536,969	2.03%
Communications Equipment Manufacturing
Globecomm Systems, Inc.	First Lien Incremental Term Loan	LIBOR (Q)	1.25%	7.63%	9.11%	12/21/2021	$175,824	171,604	175,824	0.01%	B/N
Globecomm Systems, Inc.	First Tranche Term Loan	LIBOR (Q)	1.25%	5.50%	7.06%	12/11/2021	$7,200,000	7,200,000	7,200,000	0.45%	B/N
Globecomm Systems, Inc.	Second Tranche Term Loan	LIBOR (Q)	1.25%	8.00%	9.56%	12/11/2021	$2,400,000	2,400,000	2,400,000	0.15%	B/N
Globecomm Systems, Inc.	Third Tranche Term Loan	Fixed	—	12.50% PIK	12.50%	12/11/2021	$1,248,000	1,248,000	1,248,000	0.08%	B/N
Globecomm Systems, Inc.	Fourth Tranche Term Loan	Fixed	—	12.50% PIK	12.50%	12/11/2021	$2,256,000	2,256,000	2,256,000	0.14%	B/N
								13,275,604	13,279,824	0.83%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2017

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Computer Systems Design and Related Services
Aptos Inc. (Canada)	First Lien Incremental Term Loan	LIBOR (Q)	1.00%	6.75%	8.44%	9/1/2022	$7,918,930	$7,806,963	$7,839,741	0.49%	H/N
Aptos Inc. (Canada)	First Lien Term Loan	LIBOR (Q)	1.00%	6.75%	8.44%	9/1/2022	$9,837,500	9,677,911	9,739,125	0.61%	H/N
Bracket Intermediate Holding Corp.	Second Lien Term Loan	LIBOR (Q)	1.00%	9.00%	10.48%	3/14/2024	$10,925,551	10,622,213	10,783,519	0.67%	N
Dealersocket, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	10.00%	11.49%	2/10/2021	$14,875,000	14,462,683	14,875,000	0.93%	N
Fidelis Acquisitionco, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	6.00% Cash + 2.00%PIK	9.38%	11/4/2019	$43,440,093	43,045,225	39,712,933	2.48%	N
Fidelis Acquisitionco, LLC	Sr Secured Revolver	LIBOR (Q)	1.00%	8.00%	9.38%	11/4/2019	$3,182,143	3,182,143	2,909,115	0.18%	N
Marketo, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	9.50%	11.19%	8/16/2021	$23,295,455	22,749,196	23,295,455	1.45%	N
Marketo, Inc.	Senior Secured Revolver	LIBOR (Q)	1.00%	9.50%	N/A	8/16/2021	$—	(37,215)	—	—	K/N
								111,509,119	109,154,888	6.81%
Credit (Nondepository)
Auto Trakk SPV, LLC	First Lien Delayed Draw Term Loan	LIBOR (M)	0.50%	9.50%	10.98%	12/21/2021	$22,432,442	22,090,438	22,971,871	1.43%	N
Caliber Home Loans, Inc.	First Lien Delayed Draw Term Loan	LIBOR (M)	1.00%	6.50%	8.07%	6/30/2020	$17,111,111	16,968,821	17,111,111	1.07%	N
CFG Investments Limited (Caribbean Financial Group) (Cayman Islands)	Subordinated Class B Notes	Fixed	—	9.42%	9.42%	11/15/2026	$28,314,000	27,425,923	27,530,552	1.72%	E/G/H/N
								66,485,182	67,613,534	4.22%
Credit Related Activities
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Term Loan	LIBOR (Q)	1.00%	6.75%	8.45%	12/20/2021	$14,622,123	14,503,579	14,622,123	0.91%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	Revolver	LIBOR (Q)	1.00%	6.75%	N/A	12/20/2021	$—	(5,405)	—	—	K/N
Pacific Union Financials, LLC	First Lien Term Loan	LIBOR (M)	1.00%	7.50%	8.86%	4/21/2022	$25,000,000	24,774,024	25,000,000	1.56%	N
								39,272,198	39,622,123	2.47%
Data Processing and Hosting Services
Applause App Quality, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	6.50%	7.86%	9/20/2022	$22,647,306	22,214,352	22,381,200	1.40%	N
Applause App Quality, Inc.	First Revolver	LIBOR (Q)	1.00%	6.50%	N/A	9/20/2022	$—	(28,508)	(17,740)	—	K/N
Datto, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	8.00%	9.41%	12/7/2022	$32,792,848	32,136,991	32,136,991	2.01%	N
Datto, Inc.	Sr Secured Revolver	LIBOR (M)	1.00%	8.00%	N/A	12/7/2022	$—	(43,556)	(44,143)	—	K/N
DigiCert Holdings, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.38%	10/31/2025	$11,988,526	11,947,192	12,080,359	0.75%
Domo, Inc.	First Lien Delayed Draw Term Loan (4.5% Exit Fee)	LIBOR (M)	—	5.50% Cash + 2.50%PIK	9.50%	2/1/2021	$25,494,938	24,834,102	25,074,781	1.57%	L/N
Internap Corporation	First Lien Term Loan	LIBOR (M)	1.00%	7.00%	8.41%	4/3/2022	$8,163,812	8,054,758	8,262,472	0.52%	J
Intralinks, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.70%	11/14/2025	$4,045,291	4,004,922	4,045,291	0.25%	N
IO Data Centers, USA, LLC	First Lien Term Loan	Fixed	—	9.00%	9.00%	1/15/2020	$15,000,000	15,000,000	15,000,000	0.94%	N
Pulse Secure, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	7.00%	8.34%	5/1/2022	$11,961,813	11,800,299	11,997,700	0.75%	N
Pulse Secure, LLC	Revolver	LIBOR (Q)	1.00%	7.00%	N/A	5/1/2022	$—	(17,489)	—	—	K/N
TierPoint, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	7.25%	8.82%	5/5/2025	$9,675,000	9,607,335	9,729,422	0.61%
								139,510,398	140,646,333	8.80%
Educational Support Services
Edmentum, Inc.	Jr Revolving Facility	Fixed	—	5.00%	5.00%	6/9/2020	$2,189,581	2,189,581	2,189,584	0.14%	B/N
Edmentum Ultimate Holdings, LLC	Sr PIK Notes	Fixed	—	8.50%	8.50%	6/9/2020	$3,099,573	3,099,573	3,099,573	0.19%	B/N
Edmentum Ultimate Holdings, LLC	Jr PIK Notes	Fixed	—	10.00%	10.00%	6/9/2020	$14,413,652	14,039,962	10,377,830	0.65%	B/N
								19,329,116	15,666,987	0.98%
Electronic Component Manufacturing
Soraa, Inc.	Tranche A Term Loan (3.0% Exit Fee)	LIBOR (M)	0.44%	9.33%	10.71%	3/1/2018	$7,570,571	7,531,474	7,449,820	0.47%	L/N
Soraa, Inc.	Tranche B Term Loan	LIBOR (M)	0.44%	9.33%	10.71%	3/1/2018	$1,603,779	1,593,183	1,579,883	0.10%	N
								9,124,657	9,029,703	0.57%
Equipment Leasing
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	—	12.00%	12.00%	11/1/2020	$30,827,391	30,827,391	30,827,391	1.93%	E/F/N

Facilities Support Services
NANA Development Corp.	First Lien Term Loan B	LIBOR (Q)	1.25%	6.75%	8.37%	3/15/2018	$116,662	116,039	116,662	0.01%	N

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2017

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Financial Investment Activities
Institutional Shareholder Services, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	7.50%	9.11%	10/16/2025	$9,333,333	$9,286,899	$9,403,333	0.59%	N

Grocery Stores
Bashas, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.50%	8.80%	10.30%	10/8/2019	$3,497,286	3,483,906	3,497,286	0.22%	N

Health Care
Pacific Coast Holdings Investment, LLC (KPC Healthcare)	First Lien Term Loan	LIBOR (M)	1.00%	7.50%	9.07%	2/14/2021	$29,288,064	28,933,992	29,712,741	1.86%	N

Insurance
Alera Group Intermediate Holdings, Inc.	First Lien Delayed Draw Term Loan	LIBOR (M)	1.00%	5.50%	6.86%	12/30/2022	$457,917	449,703	457,917	0.03%	N
Alera Group Intermediate Holdings, Inc.	First Lien Revolver	LIBOR (M)	1.00%	5.50%	N/A	12/30/2021	$—	(7,558)	—	—	K/N
Alera Group Intermediate Holdings, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	5.50%	6.86%	12/30/2022	$3,381,568	3,353,038	3,381,568	0.21%	N
Association Member Benefits Advisors, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.75%	10.31%	6/8/2023	$8,277,983	8,135,840	8,230,384	0.51%	N
Higginbotham Insurance Agency, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	7.25%	8.25%	12/19/2025	$9,850,547	9,752,041	9,752,041	0.61%	N
IAS Investco, Inc.	First Lien Delayed Draw Term Loan A	LIBOR (Q)	1.00%	5.50%	N/A	1/24/2021	$—	(57,726)	(58,286)	—	K/N
IAS Investco, Inc.	First Lien Delayed Draw Term Loan B	LIBOR (Q)	1.00%	5.50%	N/A	1/24/2021	$—	(16,978)	(17,143)	—	K/N
IAS Investco, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	5.50%	6.90%	1/24/2021	$4,401,429	4,357,753	4,357,414	0.27%	N
US Apple Holdco, LLC (Ventiv Technology)	First Lien FILO Term Loan	LIBOR (Q)	0.50%	13.62%	14.96%	8/29/2019	$20,075,758	19,756,604	20,075,758	1.25%	N
US Apple Holdco, LLC (Ventiv Technology)	First Lien Incremental Tranche B FILO Term Loan	LIBOR (Q)	0.50%	13.62%	15.08%	8/29/2019	$4,320,000	4,253,133	4,320,000	0.27%	N
								49,975,850	50,499,653	3.15%
Lessors of Nonfinancial Licenses
ABG Intermediate Holdings 2, LLC (Athentic Brands)	Second Lien Term Loan	LIBOR (Q)	1.00%	7.75%	9.44%	9/29/2025	$15,000,000	14,890,502	15,225,000	0.95%	N
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.00%	9.65%	11.21%	3/21/2022	$32,220,576	31,934,409	31,932,202	1.99%	N
								46,824,911	47,157,202	2.94%
Management, Scientific, and Technical Consulting Services
Asentinel, LLC (Tangoe)	First Lien Last Out Term Loan	LIBOR (Q)	1.00%	10.77%Cash +0.50%PIK	12.96%	6/16/2022	$24,249,887	23,368,696	23,740,640	1.48%	N
Dodge Data & Analytics, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.75%	10.13%	10/31/2019	$22,948,395	22,732,919	22,948,395	1.43%	N
								46,101,615	46,689,035	2.91%
Metal Manufacturing
Neenah Foundries Company	First Lien Term Loan B	LIBOR (M)	—	6.50%	7.97%	12/13/2022	$5,872,557	5,813,832	5,843,195	0.36%	N

Motion Picture and Video Industries
NEG Holdings, LLC (CORE Entertainment)	First Lien Term Loan	LIBOR (Q)	1.00%	8.00% PIK	9.69%	10/17/2022	$1,584,734	1,584,734	1,584,734	0.10%	N

Other Information Services
Discoverorg, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	8.50%	10.07%	2/26/2024	$12,839,252	12,715,576	12,707,649	0.79%	N

Other Manufacturing
AGY Holding Corp.	Sr Secured Term Loan	Fixed	—	12.00%	12.00%	9/15/2018	$4,869,577	4,869,577	4,869,577	0.30%	B/N
AGY Holding Corp.	Second Lien Notes	Fixed	—	11.00%	11.00%	11/15/2018	$9,268,000	7,586,317	9,268,000	0.58%	B/E/N
AGY Holding Corp.	Delayed Draw Term Loan	Fixed	—	12.00%	12.00%	9/15/2018	$1,049,146	1,049,146	1,049,147	0.07%	B/N
								13,505,040	15,186,724	0.95%
Other Real Estate Activities
Associations, Inc.	First Lien FILO Term Loan	LIBOR (Q)	1.00%	8.96%	10.65%	12/23/2019	$12,762,279	12,681,580	12,762,279	0.80%	N
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.40%	4/17/2024	$25,202,549	24,956,798	25,661,235	1.60%	N
								37,638,378	38,423,514	2.40%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2017

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Other Telecommunications
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	8.25%	9.87%	11/1/2025	$25,846,154	$25,624,354	$26,169,231	1.63%

Pharmaceuticals
Nephron Pharmaceuticals Corporation	First Lien FILO Term Loan	LIBOR (M)	1.00%	8.75%	10.12%	8/7/2019	$41,439,197	40,499,748	41,298,303	2.58%	N

Plastics Manufacturing
Iracore International, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	9.00%	10.63%	4/13/2021	$1,900,733	1,900,733	1,900,733	0.12%	B/N

Publishing
Bisnow, LLC	First Lien Revolver	LIBOR (Q)	—	9.00%	N/A	4/29/2021	$—	(24,000)	—	—	K/N
Bisnow, LLC	First Lien Term Loan	LIBOR (Q)	—	9.00%	10.38%	4/29/2021	$7,962,890	7,847,037	8,050,482	0.50%	N
Patient Point Network Solutions, LLC	First Lien Second Out Term Loan	LIBOR (M)	1.00%	7.50%	9.07%	6/26/2022	$6,959,497	6,876,410	6,882,942	0.43%	N
Patient Point Network Solutions, LLC	Sr Secured Revolver	LIBOR (M)	1.00%	7.50%	N/A	6/26/2022	$—	(5,082)	(4,845)	—	K/N
								14,694,365	14,928,579	0.93%
Radio and Television Broadcasting
NEP/NCP Holdco, Inc.	Second Lien Term Loan	LIBOR (M)	1.00%	7.00%	8.43%	1/23/2023	$11,536,391	11,509,202	11,637,334	0.73%	G

Real Estate Leasing
Daymark Financial Acceptance, LLC	First Lien Delayed Draw Term Loan	LIBOR (Q)	—	9.50%	10.89%	1/12/2020	$14,000,000	13,892,791	13,949,600	0.87%	N
Home Partners of America, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	7.00%	8.50%	10/13/2022	$5,000,000	4,916,646	5,100,000	0.32%	N
								18,809,437	19,049,600	1.19%
Restaurants
RM OpCo, LLC (Real Mex)	Convertible Second Lien Term Loan Tranche B-1	Fixed	—	8.50%	8.50%	3/30/2018	$2,117,626	2,117,626	862,509	0.05%	B/N
RM OpCo, LLC (Real Mex)	First Lien Term Loan Tranche A	Fixed	—	7.00%	7.00%	3/30/2018	$4,899,257	4,615,870	4,899,257	0.31%	B/N
RM OpCo, LLC (Real Mex)	First Out Term Loan Tranche A	Fixed	—	8.50%	8.50%	3/30/2018	$—	(38,949)	—	—	B/K/N
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B	Fixed	—	8.50%	8.50%	3/30/2018	$10,398,622	10,398,622	—	—	B/C/N
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B-1	Fixed	—	8.50%	8.50%	3/30/2018	$3,322,997	3,307,575	1,353,457	0.08%	B/N
RM OpCo, LLC (Real Mex)	Sr Convertible Second Lien Term Loan B	Fixed	—	8.50%	8.50%	3/30/2018	$7,250,973	7,250,973	7,250,973	0.45%	B/N
								27,651,717	14,366,196	0.89%
Retail
Bon-Ton, Inc.	First Lien Tranche A-1 Revolver	LIBOR (Q)	1.00%	9.50%	10.91%	3/15/2021	$15,515,269	15,341,877	15,422,178	0.96%	N
USR Parent, Inc. (Staples)	First Lien FILO Term Loan	LIBOR (M)	1.00%	8.84%	10.18%	9/12/2022	$11,149,443	10,879,867	11,149,443	0.70%	N
								26,221,744	26,571,621	1.66%
Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Sr New Money Initial Note	Fixed	—	10.00%	10.00%	10/1/2021	$1,368,694	1,337,235	1,108,642	0.07%	E/G/H/N
Avanti Communications Group, PLC (United Kingdom)	Sr Second-Priority PIK Toggle Note	Fixed	—	10.00%	10.00%	10/1/2021	$3,492,521	3,414,731	2,828,942	0.18%	E/G/H/N
Avanti Communications Group, PLC (United Kingdom)	Sr Secured Third-Priority Note	Fixed	—	12.00%	12.00%	10/1/2023	$7,318,661	4,070,879	1,976,038	0.12%	E/G/H/N
								8,822,845	5,913,622	0.37%
Scientific Research and Development Services
Envigo Holdings, Inc. (BPA Laboratories, Inc.)	First Lien Term Loan	LIBOR (Q)	—	2.50%	4.19%	4/29/2020	$1,857,267	1,675,566	1,847,981	0.11%
Envigo Holdings, Inc. (BPA Laboratories, Inc.)	Second Lien Term Loan	LIBOR (Q)	—	2.50%	4.19%	4/29/2020	$4,189,589	2,787,441	4,147,693	0.26%
Envigo Holdings, Inc. (BPA Laboratories, Inc.)	First Lien Term Loan	LIBOR (M)	1.00%	8.50%	9.87%	11/3/2021	$34,843,373	34,277,807	34,930,481	2.18%	G
								38,740,814	40,926,155	2.55%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2017

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal or Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Software
Acronis International GmbH (Switzerland)	First Lien Term Loan	LIBOR (Q)	1.00%	13.50%	16.38%	7/16/2018	$17,446,997	$17,452,145	$17,446,997	1.09%	H/N
Actifio, Inc.	First Lien Term Loan (2.0% Exit Fee)	LIBOR (M)	1.00%	7.50% Cash +1.00% PIK	10.00%	11/1/2020	$35,293,567	34,828,518	34,857,692	2.18%	L/N
ArcServe (USA), LLC	Second Lien Term Loan	LIBOR (Q)	0.50%	8.50% Cash + 1.25%PIK	11.08%	1/31/2020	$30,643,867	30,381,023	30,179,612	1.88%	N
Autoalert, LLC	First Lien Term Loan	LIBOR (Q)	0.25%	5.75% Cash + 3.00%PIK	10.13%	3/31/2019	$36,791,873	36,573,746	37,150,593	2.32%	N
Bond International Software, Inc. (United Kingdom)	First Lien Term Loan	LIBOR (M)	1.00%	10.00%	11.37%	11/4/2021	$26,358,696	25,845,796	26,008,125	1.62%	H/N
ECI Macola/Max Holding, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.69%	9/19/2025	$24,325,623	24,095,710	24,295,216	1.52%	N
Fishbowl, Inc.	First Lien Term Loan	LIBOR (Q)	—	2.80% Cash + 8.45%PIK	13.00%	1/26/2022	$19,778,356	19,241,895	19,548,927	1.22%	N
JAMF Holdings, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.41%	11/13/2022	$14,160,797	13,882,080	13,877,581	0.87%	N
JAMF Holdings, Inc.	Sr Secured Revolver	LIBOR (Q)	1.00%	8.00%	N/A	11/13/2022	$—	(23,635)	(24,281)	—	K/N
Lithium Technologies, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.39%	10/3/2022	$20,884,731	20,434,582	20,414,823	1.28%	N
Lithium Technologies, LLC	First Revolver	LIBOR (Q)	1.00%	8.00%	N/A	10/3/2022	$—	(32,719)	(34,383)	—	K/N
Tradeshift Holdings, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	LIBOR (M)	—	8.88%	10.38%	9/1/2020	$16,058,724	15,410,629	15,575,433	0.97%	L/N
Utilidata, Inc.	First Lien Delayed Draw Term Loan (1.0% Exit Fee)	LIBOR (M)	0.62%	9.88%	11.25%	1/1/2019	$2,255,976	2,216,688	2,235,108	0.14%	L/N
Xactly Corporation	First Lien Term Loan	LIBOR (M)	1.00%	7.25%	8.82%	7/31/2022	$16,397,517	16,089,310	16,143,356	1.01%	N
Xactly Corporation	Sr Secured Revolver	LIBOR (M)	1.00%	7.25%	N/A	7/31/2022	$—	(25,774)	(21,785)	—	K/N
								256,369,994	257,653,014	16.10%
Textile Furnishings Mills
Lexmark Carpet Mills, Inc.	First Lien Term Loan (1.5% Exit Fee)	LIBOR (Q)	1.00%	10.00%Cash + 1.00%PIK	12.34%	12/19/2019	$20,748,146	20,748,146	20,561,413	1.28%	L/N
Lexmark Carpet Mills, Inc.	First Lien Term Loan B (1.5% Exit Fee)	LIBOR (Q)	1.00%	10.00%Cash + 1.00%PIK	12.34%	12/19/2019	$7,117,096	7,028,637	7,053,042	0.44%	L/N
								27,776,783	27,614,455	1.72%
Traveler Arrangement
CIBT Solutions, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	7.75%	9.44%	6/1/2025	$7,611,914	7,538,934	7,726,092	0.48%

Utility System Construction
Conergy Asia & ME Pte. Ltd (Singapore)	First Lien Term Loan	Fixed	—	10.00%	10.00%	6/30/2018	$666,667	666,667	666,667	0.04%	F/H/N
GlassPoint Solar, Inc.	First Lien Term Loan (5.0% Exit Fee)	LIBOR (M)	—	11.44%	12.94%	8/1/2020	$3,642,021	3,358,719	3,554,248	0.22%	L/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Bank Guarantee Credit Facility	LIBOR (Q)	—	8.00% PIK	9.34%	7/2/2018	$16,233,432	16,233,433	16,233,431	1.01%	F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Revolving Credit Facility	Fixed	—	0.00%	0.00%	7/2/2018	$7,048,850	7,048,850	7,048,850	0.44%	C/F/H/N
								27,307,669	27,503,196	1.71%
Wired Telecommunications Carriers
American Broadband Holding Company	First Lien Term Loan	LIBOR (Q)	1.25%	7.75%	9.12%	10/25/2022	$18,480,691	18,032,158	18,018,674	1.13%	N

Wireless Telecommunications Carriers
Gogo, LLC	Sr Secured Notes	Fixed	—	12.50%	12.50%	7/1/2022	$10,000,000	10,000,000	11,331,250	0.71%	E/G

Total Debt Investments								$1,458,302,831	1,445,736,970	90.29%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2017

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Advertising, Public Relations and Marketing
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock	5/4/2027	1,125,000	$185,450	$170,888	0.01%	C/E/N
InMobi, Inc. (Singapore)	Warrants to Purchase Common Stock	8/15/2027	995,902	159,270	160,838	0.01%	C/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock	9/18/2025	1,049,996	276,492	485,518	0.03%	C/E/H/N
				621,212	817,244	0.05%
Air Transportation
Aircraft Leased to United Airlines, Inc.
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests		683	2,889,115	3,161,798	0.20%	E/F/N
United N661UA-767, LLC (N661UA)	Trust Beneficial Interests		688	2,992,621	3,228,449	0.20%	E/F/N
Epic Aero, Inc. (One Sky)	Warrants to Purchase Common Stock	12/4/2018	1,843	855,313	3,534,383	0.22%	C/E/N
				6,737,049	9,924,630	0.62%
Business Support Services
Findly Talent, LLC	Membership Units		708,229	230,938	57,012	—	C/E/N
STG-Fairway Holdings, LLC (First Advantage)	Class A Units		803,961	325,432	950,925	0.06%	C/E/N
				556,370	1,007,937	0.06%
Chemicals
Green Biologics, Inc.	Warrants to Purchase Stock	10/1/2021	909,300	272,807	—	—	C/E/N
Nanosys, Inc.	Warrants to Purchase Preferred Stock	3/29/2023	800,000	605,266	805,600	0.05%	C/E/N
				878,073	805,600	0.05%
Communications Equipment Manufacturing
HCT Acquisition, LLC (Globecomm)	Membership Units		909,300	531,575	531,575	0.03%	B/C/N

Data Processing and Hosting Services
Anacomp, Inc.	Class A Common Stock		1,255,527	26,711,048	1,418,746	0.09%	C/E/F/N
Domo, Inc.	Warrants to Purchase Series D-2 Preferred Stock	12/30/2027	1,835,636	264,624	264,882	0.02%	C/E/N
				26,975,672	1,683,628	0.11%
Educational Support Services
Edmentum Ultimate Holdings, LLC	Class A Common Units		159,515	680,226	—	—	B/C/E/N

Electronic Component Manufacturing
Soraa, Inc.	Warrants to Purchase Common Stock	8/29/2024	3,071,860	478,899	1,843	—	C/E/N

Equipment Leasing
36th Street Capital Partners Holdings, LLC	Membership Units		8,945,992	8,945,992	12,576,276	0.79%	C/E/F/N

Financial Investment Activities
GACP I, LP (Great American Capital)	Membership Units		16,349,004	16,438,809	16,463,873	1.03%	E/I/N

Metal and Mineral Mining
EPMC HoldCo, LLC	Membership Units		1,312,720	—	210,035	0.01%	B/C/E/N

Motion Picture and Video Industries
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Units		2,720,392	2,772,807	4,345,010	0.27%	C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Warrants to Purchase Class A Units	10/17/2026	343,387	196,086	111,875	0.01%	C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class B Warrants to Purchase Class A Units	10/17/2026	346,794	198,032	112,985	0.01%	C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Litigation Trust Units		407	—	1,201,138	0.08%	C/N
				3,166,925	5,771,008	0.37%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2017

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Other Information Services
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock	4/29/2025	946,498	$79,082	$45,148	—	C/E/H/N

Other Manufacturing
AGY Holding Corp.	Common Stock		1,333,527	—	—	—	B/C/E/N
KAGY Holding Company, Inc.	Series A Preferred Stock		9,778	1,091,200	11,034,519	0.69%	B/C/E/N
				1,091,200	11,034,519	0.69%
Plastics Manufacturing
Iracore Investments Holdings, Inc.	Class A Common Stock		16,207	4,177,710	3,458,749	0.22%	B/C/E/N

Radio and Television Broadcasting
Fuse Media, LLC	Warrants to Purchase Common Stock	8/3/2022	233,470	300,322	—	—	C/E/N

Restaurants
RM Holdco, LLC (Real Mex)	Equity Participation		24	—	—	—	B/C/E/N
RM Holdco, LLC (Real Mex)	Membership Units		13,161,000	2,010,777	—	—	B/C/E/N
				2,010,777	—	—
Retail
Shop Holding, LLC (Connexity)	Class A Units		507,167	480,048	—	—	C/E/N

Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Common Stock		245,368	3,086	28,614	—	C/D/H

Scientific Research and Development Services
Lions Holdings, Inc. (BPA)	Series A Warrants to Purchase Common Stock	4/29/2020	10,287	—	—	—	C/E/N
Lions Holdings, Inc. (BPA)	Series B Warrants to Purchase Common Stock	4/29/2020	16,494	—	—	—	C/E/N
				—	—	—
Software
Actifio, Inc.	Warrants to Purchase Series F Preferred Stock	5/5/2027	1,052,651	188,770	186,424	0.01%	C/E/N
Blackline, Inc.	Common Stock		1,797	4,450	58,941	—	C/J
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock	3/26/2027	1,712,930	577,842	590,790	0.04%	C/E/N
Utilidata, Inc.	Warrants to Purchase Preferred Stock	12/22/2022	719,998	216,335	369,215	0.02%	C/E/N
				987,397	1,205,370	0.07%
Utility System Construction
Conergy Asia Holdings Limited (United Kingdom)	Class B Shares		1,000,000	1,000,000	1,027,700	0.06%	C/E/F/H/N
Conergy Asia Holdings Limited (United Kingdom)	Ordinary Shares		3,333	7,833,333	193,847	0.01%	C/E/F/H/N
GlassPoint Solar, Inc.	Warrants to Purchase Series C-1 Preferred Stock	2/7/2027	1,100,000	248,555	250,360	0.02%	C/E/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Ordinary Shares		2,332,594	—	—	—	C/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Series B Preferred Shares		93,023	1,395,349	—	—	C/E/F/H/N
				10,477,237	1,471,907	0.09%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2017

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Wired Telecommunications Carriers
V Telecom Investment S.C.A. (Vivacom) (Luxembourg)	Common Shares		1,393	$3,236,256	$1,757,777	0.11%	C/D/E/H/N

Total Equity Securities				88,853,917	68,795,733	4.30%

Total Investments				$1,547,156,748	$1,514,532,703

Cash and Cash Equivalents
Cash Held on Account at Various Institutions					65,625,237	4.10%
Wells Fargo Treasury Plus Government Money Market Fund					21,000,000	1.31%
Cash and Cash Equivalents					86,625,237	5.41%

Total Cash and Investments					$1,601,157,940	100.00%	M

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $865,427,957 and $655,674,364, respectively, for the year ended December 31, 2017. Aggregate acquisitions includes investment assets received as payment in kind.  Aggregate dispositions includes principal paydowns on and maturities of debt investments.  The total value of restricted securities and bank debt as of December 31, 2017 was $1,512,712,435 or 94.5% of total cash and investments of the Partnership.  As of December 31, 2017, approximately 11.4% of the total assets of the Partnership were not qualifying assets under Section 55(a) of the 1940 Act.

Swaps at December 31, 2017 were as follows:

Receive	Pay	Counter Party	Maturity	Notional Amount	Fair Value	Upfront payments/receipts	Unrealized appreciation/depreciation
Interest at LIBOR plus 8.68% on USD 7,270,250	Interest at 8.00% on EUR 6,500,000	Wells Fargo Bank, N.A.	5/31/2019	USD 7,270,250/ EUR 6,500,000	$(603,745)	$—	$(603,745)

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

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2016

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Advertising and Public Relations Services
InMobi, Inc. (Singapore)	Warrants to Purchase Stock	5/4/2027	562,496	$230,569	$87,356	0.01%	C/E/H/M

Air Transportation
Aircraft Leased to United Airlines, Inc.
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests		683	3,250,956	3,191,938	0.23%	E/F/M
United N661UA-767, LLC (N661UA)	Trust Beneficial Interests		688	3,376,251	3,266,101	0.24%	E/F/M
Epic Aero, Inc. (One Sky)	Warrants to Purchase Common Stock	12/4/2018	1,843	855,313	1,909,600	0.14%	C/E/M
				7,482,520	8,367,639	0.61%
Business Support Services
Findly Talent, LLC	Membership Units		708,229	230,938	143,133	0.01%	C/E/M
STG-Fairway Holdings, LLC (First Advantage)	Class A Units		841,479	325,432	1,112,351	0.08%	C/E/M
				556,370	1,255,484	0.09%
Chemicals
Green Biologics, Inc.	Warrants to Purchase Stock	10/1/2021	909,300	274,213	875	—	C/E/M
Nanosys, Inc.	Warrants to Purchase Common Stock	3/29/2023	800,000	605,266	611,920	0.05%	C/E/M
				879,479	612,795	0.05%
Communications Equipment Manufacturing
Wasserstein Cosmos Co-Invest, L.P. (Globecomm)	Limited Partnership Units		5,000,000	5,000,000	1,530,000	0.11%	B/C/E/M

Computer Systems Design and Related Services
Waterfall International, Inc.	Series B Preferred Stock		1,428,571	1,000,000	1,145,286	0.08%	C/E/M
Waterfall International, Inc.	Warrants to Purchase Stock	9/16/2025	920,000	89,847	175,168	0.01%	C/E/M
				1,089,847	1,320,454	0.09%
Data Processing and Hosting Services
Anacomp, Inc.	Class A Common Stock		1,255,527	26,711,048	1,205,306	0.09%	C/E/F/M
Rightside Group, Ltd.	Warrants		498,855	2,778,622	366,489	0.03%	C/E/M
				29,489,670	1,571,795	0.12%
Electrical Equipment Manufacturing
NEXTracker, Inc.	Series B Preferred Stock		558,884	—	1,727,622	0.13%	E/M
NEXTracker, Inc.	Series C Preferred Stock		17,640	—	54,525	—	E/M
				—	1,782,147	0.13%
Electronic Component Manufacturing
Soraa, Inc.	Warrants to Purchase Common Stock	8/29/2024	3,071,860	478,899	5,222	—	C/E/M

Equipment Leasing
36th Street Capital Partners Holdings, LLC	Membership Units		6,818,897	6,818,897	6,818,897	0.50%	C/E/F/M
Essex Ocean II, LLC	Membership Units		199,430	103,398	159,045	0.01%	C/E/F/M
				6,922,295	6,977,942	0.51%
Financial Investment Activities
GACP I, LP	Membership Units		16,615,951	16,735,088	16,866,903	1.23%	C/E/I/M
Marsico Holdings, LLC	Common Interest Units		168,698	172,694	1,687	—	C/E/I/M
				16,907,782	16,868,590	1.23%
Metal and Mineral Mining
EPMC HoldCo, LLC	Membership Units		1,312,720	—	210,035	0.02%	B/E/M

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2016

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Motion Picture and Video Industries
NEG Parent, LLC	Class A Units		1,182,779	$1,235,194	$1,292,023	0.09%	C/E/M
NEG Parent, LLC	Class P Units		1,537,613	1,537,613	1,551,056	0.11%	C/E/M
NEG Parent, LLC	Class A Warrants to Purchase Class A Units	10/17/2026	343,387	196,086	196,086	0.01%	C/E/M
NEG Parent, LLC	Class B Warrants to Purchase Class A Units	10/17/2026	346,794	198,032	198,032	0.02%	C/E/M
				3,166,925	3,237,197	0.23%
Other Information Services
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock	4/29/2025	946,498	79,082	95,502	0.01%	C/E/H/M

Other Manufacturing
AGY Holding Corp.	Common Stock		1,333,527	—	—	—	B/C/E/M
Boomerang Tube Holdings, Inc.	Common Stock		24,288	243	—	—	C/E/M
KAGY Holding Company, Inc.	Series A Preferred Stock		9,778	1,091,200	4,607,246	0.34%	B/C/E/M
				1,091,443	4,607,246	0.34%
Radio and Television Broadcasting
Fuse Media, LLC	Warrants to Purchase Common Stock	8/3/2022	233,470	300,322	—	—	C/E/M
Restaurants
RM Holdco, LLC (Real Mex)	Equity Participation		24	—	—	—	B/C/E/M
RM Holdco, LLC (Real Mex)	Membership Units		13,161,000	2,010,777	—	—	B/C/E/M
				2,010,777	—	—
Retail
Shop Holding, LLC (Connexity)	Class A Units		507,167	480,049	—	—	C/E/M

Software Publishing
Blackline Intermediate, Inc.	Warrants to Purchase Common Stock	9/25/2023	246,546	522,678	5,300,373	0.39%	C/E/M
Edmentum Ultimate Holdings, LLC	Class A Common Units		159,515	680,226	1,123,591	0.08%	B/C/E/M
Soasta, Inc.	Warrants to Purchase Series F Preferred Stock	3/24/2026	1,251,630	533,192	794,535	0.06%	C/E/M
Utilidata, Inc.	Warrants to Purchase Stock	12/22/2022	719,998	216,336	204,983	0.01%	C/E/M
				1,952,432	7,423,482	0.54%
Utility System Construction
Kawa Solar Holdings Limited (Cayman Islands)	Ordinary Shares		2,332,594	—	—	—	C/E/F/H/M
Kawa Solar Holdings Limited (Cayman Islands)	Series B Preferred Shares		93,023	1,395,349	1,395,350	0.10%	C/E/F/H/M
				1,395,349	1,395,350	0.10%

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Investments (Continued)

December 31, 2016

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Wired Telecommunications Carriers
Integra Telecom, Inc.	Common Stock		1,274,522	$8,433,884	$6,533,964	0.48%	C/E/M
Integra Telecom, Inc.	Warrants	11/19/2019	346,939	19,920	—	—	C/E/M
V Telecom Investment S.C.A. (Vivacom) (Luxembourg)	Common Shares		1,393	3,236,256	2,199,862	0.16%	C/D/E/H/M
				11,690,060	8,733,826	0.64%

Total Equity Securities				91,203,870	66,082,062	4.83%

Total Investments				$1,346,065,819	$1,314,969,870

Cash and Cash Equivalents
Cash Held on Account at Various Institutions					53,579,868	3.92%
Cash and Cash Equivalents					53,579,868	3.92%

Total Cash and Investments					$1,368,549,738	100.00%	L

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

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Statements of Operations

	Year Ended December 31,
	2017	2016	2015
Investment income
Interest income:
Companies less than 5% owned	$160,664,562	$133,915,069	$135,518,703
Companies 5% to 25% owned	7,018,326	6,672,486	5,932,861
Companies more than 25% owned	5,844,457	4,430,859	560,989
Dividend income:
Companies less than 5% owned	16,627	—	—
Companies more than 25% owned	237,398	—	—
Lease income:
Companies more than 25% owned	294,366	1,571,280	1,352,797
Other income:
Companies less than 5% owned	1,765,711	1,442,096	3,349,659
Companies 5% to 25% owned	125,943	—	—
Companies more than 25% owned	—	148,975	—
Total investment income	175,967,390	148,180,765	146,715,009

Operating expenses
Management and advisory fees	21,560,868	18,881,786	18,593,660
Interest and other debt expenses	15,996,467	15,722,855	12,125,830
Administrative expenses	2,327,870	1,693,304	1,600,477
Legal fees, professional fees and due diligence expenses	881,989	1,840,407	1,175,657
Director fees	381,534	283,803	213,411
Custody fees	332,341	309,573	251,405
Insurance expense	291,496	257,949	296,555
Other operating expenses	1,706,891	2,237,213	1,112,893
Total operating expenses	43,479,456	41,226,890	35,369,888

Net investment income	132,487,934	106,953,875	111,345,121

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in companies less than 5% owned	(13,450,535)	(15,499,336)	(7,077,393)
Investments in companies 5% to 25% owned	(7,113,339)	417,446	(10,613,422)
Investments in companies more than 25% owned	(103,398)	79,742	19,167
Net realized loss	(20,667,272)	(15,002,148)	(17,671,648)

Change in net unrealized appreciation/depreciation	(2,123,011)	15,116,650	(4,733,463)
Net realized and unrealized gain (loss)	(22,790,283)	114,502	(22,405,111)

Net increase in net assets from operations	109,697,651	107,068,377	88,940,010

Gain on repurchase of Series A preferred interests	—	—	1,675,000
Dividends on Series A preferred equity facility	—	—	(1,251,930)
Net change in accumulated dividends on Series A preferred equity facility	—	—	497,790

Net increase in net assets applicable to common limited and general partners resulting from operations	$109,697,651	$107,068,377	$89,860,870

See accompanying notes to the consolidated financial statements.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Statements of Changes in Net Assets

	Year Ended December 31, 2017
	Total	Common Limited Partner	General Partner

Net assets applicable to common limited and general partners, beginning of year	$1,031,709,637	$1,031,709,637	$—

Contributions from common limited partner	268,046,174	268,046,174	—

Net investment income	132,487,934	109,807,611	22,680,323
Net realized loss	(20,667,272)	(20,667,272)	—
Change in unrealized appreciation/depreciation	(2,123,011)	(2,123,011)	—
Net increase in net assets applicable to common limited and general partners resulting from operations	109,697,651	87,017,328	22,680,323

Distributions to common limited and general partners from:
Net investment income	(120,550,667)	(97,870,344)	(22,680,323)
Net assets applicable to common limited and general partners, end of period (including accumulated net investment income of $29,701,941 in the account of the Common Limited Partner)	$1,288,902,795	$1,288,902,795	$—

	Year Ended December 31, 2016
	Total	Common Limited Partner	General Partner

Net assets applicable to common limited and general partners, beginning of year	$827,455,601	$827,455,601	$—

Contributions from common limited partner	200,870,570	200,870,570	—

Net investment income	106,953,875	87,903,210	19,050,665
Net realized loss	(15,002,148)	(15,002,148)	—
Change in unrealized appreciation/depreciation	15,116,650	15,116,650	—
Net increase in net assets applicable to common limited and general partners resulting from operations	107,068,377	88,017,712	19,050,665

Distributions to common limited and general partners from:
Net investment income	(101,805,363)	(82,754,698)	(19,050,665)
Returns of capital	(1,879,548)	(1,879,548)	—
Total distributions to common limited and general partners	(103,684,911)	(84,634,246)	(19,050,665)

Net assets applicable to common limited and general partners, end of year (including accumulated net investment income of $17,764,674 in the account of the Common Limited Partner)	$1,031,709,637	$1,031,709,637	$—

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Statements of Changes in Net Assets (Continued)

	Year Ended December 31, 2015
	Total	Common Limited Partner	General Partner

Net assets applicable to common limited and general partners, beginning of year	$833,816,090	$833,816,090	$—

Contributions from common limited partner	2,301,407	2,301,407	—

Net investment income	111,345,121	91,244,559	20,100,562
Net realized loss	(17,671,648)	(17,671,648)	—
Change in unrealized appreciation/depreciation	(4,733,463)	(4,733,463)	—
Gain on repurchase of Series A preferred interests	1,675,000	1,675,000	—
Dividends paid on preferred equity facility	(1,251,930)	(1,001,544)	(250,386)
Net change in accumulated dividends on preferred equity facility	497,790	398,232	99,558
Net increase in net assets applicable to common limited and general partners resulting from operations	89,860,870	69,911,136	19,949,734

Distributions to common limited and general partners from:
Net investment income	(98,522,766)	(78,573,032)	(19,949,734)
Net assets applicable to common limited and general partners, end of year (including accumulated net investment income of $17,764,674 in the account of the Common Limited Partner)	$827,455,601	$827,455,601	$—

See accompanying notes to the consolidated financial statements.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net increase in net assets applicable to common limited and general partners resulting from operations	$109,697,651	$107,068,377	$89,860,870
Adjustments to reconcile net increase in net assets applicable to common limited and general partners resulting from operations to net cash used in operating activities:
Net realized loss	20,667,272	15,002,148	17,671,648
Change in net unrealized appreciation/depreciation of investments	2,131,838	(14,514,060)	4,329,371
Gain on repurchase of Series A preferred interests	—	—	(1,675,000)
Dividends paid on Series A preferred equity facility	—	—	1,251,930
Net change in accumulated dividends on Series A preferred equity facility	—	—	(497,790)
Net amortization of investment discounts and premiums	(15,082,529)	(15,547,174)	(15,027,321)
Interest and dividend income paid in kind	(11,365,959)	(6,381,145)	(6,810,980)
Amortization of deferred debt issuance costs	2,096,925	1,872,826	1,549,655
Changes in assets and liabilities:
Purchases of investment securities	(854,061,998)	(580,837,984)	(494,117,029)
Proceeds from sales, maturities and pay downs of investments	655,674,364	473,457,512	456,059,137
Decrease (increase) in accrued interest income - companies less than 5% owned	(2,742,146)	(3,870,497)	379,473
Decrease (increase) in accrued interest income - companies 5% to 25% owned	135,577	(212,255)	(487,319)
Decrease (increase) in accrued interest income - companies more than 25% owned	8,749	3,622	(780)
Decrease (increase) in receivable for investments sold	(431,483)	—	10,961,369
Decrease (increase) in prepaid expenses and other assets	(3,264,665)	890,852	(46,606)
Increase in payable for investments purchased	4,125,707	5,923,511	4,375,896
Increase (decrease) in interest payable	(157,386)	52,039	1,400,277
Increase (decrease) in payable to the Advisor	116,239	65,030	(68,100)
Decrease in payable to parent	—	—	(1,031,498)
Increase (decrease) in accrued expenses and other liabilities	(156,095)	(725,906)	7,577
Net cash provided by (used in) operating activities	(92,607,939)	(17,753,104)	68,084,780

Financing activities
Borrowings	563,000,000	538,700,000	511,300,000
Repayments of debt	(584,500,000)	(598,500,000)	(338,000,000)
Repurchase of Series A preferred interests	—	—	(4,130,414)
Dividends paid on Series A preferred equity facility	—	—	(132,325,000)
Payments of debt issuance costs	(1,608,500)	(1,191,350)	(1,251,930)
Distributions paid to the common limited partner	(97,870,344)	(84,634,246)	(78,573,032)
Distributions of incentive allocation to the General Partner	(21,414,022)	(19,541,437)	(19,045,170)
Contributions from the common limited partner	268,046,174	200,870,570	2,301,407
Net cash provided by (used in) financing activities	125,653,308	35,703,537	(59,724,139)

Net increase in cash and cash equivalents	33,045,369	17,950,433	8,360,643
Cash and cash equivalents at beginning of year	53,579,868	35,629,435	27,268,792
Cash and cash equivalents at end of year	$86,625,237	$53,579,868	$35,629,435

Supplemental cash flow information
Interest payments	$12,482,099	$12,508,660	$8,020,802
See accompanying notes to the consolidated financial statements.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2017

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

December 31, 2017

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

December 31, 2017

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

At December 31, 2017, the Partnership’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$—	$—	$87,555
2	Other direct and indirect observable market inputs *	116,531,066	11,331,250	—
3	Independent third-party valuation sources that employ significant unobservable inputs	1,239,746,177	78,011,815	66,977,237
3	Advisor valuations with significant unobservable inputs	116,662	—	1,730,941
		$1,356,393,905	$89,343,065	$68,795,733
______________

*	For example, quoted prices in inactive markets or quotes for comparable investments

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

2. Summary of Significant Accounting Policies — (continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2017 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.)
Bank Debt	$1,089,247,230	Income approach	Discount rate	5.1% - 32.5% (12.5%)
	92,717,995	Market quotations	Indicative bid/ask quotes	1 - 2 (1)
	22,199,690	Market comparable companies	Revenue multiples	0.3x - 2.9x (1.2x)
	35,697,924	Market comparable companies	EBITDA multiples	3.5x - 10.0x (6.9x)
Other Corporate Debt	64,271,565	Market quotations	Indicative bid/ask quotes	1 - 8 (1)
	4,472,250	Market comparable companies	Revenue multiples	2.0x (2.0x)
	9,268,000	Market comparable companies	EBITDA multiples	7.9x (7.9x)
Equity	8,119,621	Income approach	Discount rate	3.7% - 19.0% (7.0%)
	15,745,225	Market quotations	Indicative bid/ask quotes	1 (1)
	7,090,750	Option Pricing Model	EBITDA/Revenue multiples	1.9x - 12.2x (5.1x)
			Implied volatility	25.0% - 95.0% (55.0%)
			Risk free rate	1.3% - 2.0% (1.9%)
			Yield	0.0% (0.0%)
			Term	0.1 years - 4.5 years (2.5 years)
	1,475,758	Market comparable companies	Revenue multiples	0.3x - 2.9x (1.0x)
	19,812,951	Market comparable companies	EBITDA multiples	3.5x - 15.3x (8.9x)
	16,463,873	Other	N/A *	N/A
$1,386,582,832
______________
*    Fair value was determined based on the most recently available net asset value of the issuer adjusted for identified changes in the valuations of the underlying portfolio of the issuer through the measurement date.

Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Risk free rate	Increase	Decrease
Term	Increase	Decrease

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the year ended December 31, 2017 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$1,036,044,457	$101,934,853	$64,521,901
Net realized and unrealized losses	(24,343,856)	(6,387,330)	(1,226,765)
Acquisitions *	710,341,848	59,880,505	25,085,588
Dispositions	(450,885,629)	(77,416,213)	(19,525,838)
Transfers out of Level 3 †	(30,557,515)	—	—
Reclassifications within Level 3 ‡	(853,128)	—	(1,877,649)
Ending balance	$1,239,746,177	$78,011,815	$66,977,237

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(9,413,709)	$(5,800,341)	$4,054,295
______________

*	Includes payments received in kind and accretion of original issue and market discounts

†	Comprised of two investments that were transferred to Level 2 due to increased observable market activity

‡	Comprised of four investments that were reclassified to Advisor Valuation

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$107,199	$—	$1,560,161
Net realized and unrealized gains (losses)	48,253	—	(95,350)
Acquisitions *	827,270	—	—
Dispositions	(1,719,188)	—	(1,611,519)
Reclassifications within Level 3 †	853,128	—	1,877,649
Ending balance	$116,662	$—	$1,730,941

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(17,543)	$—	$76,965
______________

*	Includes payments received in kind and accretion of original issue and market discounts

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

2. Summary of Significant Accounting Policies — (continued)

†	Comprised of four investments that were reclassified from Independent Third-Party Valuation

There were no transfers between Level 1 and 2 during the year ended December 31, 2017.

At December 31, 2016, the Partnership’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$—	$—	$—
2	Other direct and indirect observable market inputs *	89,800,173	21,001,126	—
3	Independent third-party valuation sources that employ significant unobservable inputs	1,036,044,457	101,934,853	64,521,901
3	Advisor valuations with significant unobservable inputs	107,199	—	1,560,161
Total		$1,125,951,829	$122,935,979	$66,082,062
______________

*	For example, quoted prices in inactive markets or quotes for comparable investments

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2016 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.)
Bank Debt	$847,311,244	Income approach	Discount rate	6.9% – 19.4% (12.1%)
	136,116,277	Market quotations	Indicative bid/ask quotes	1 – 2 (1)
	24,851,412	Market comparable companies	Revenue multiples	0.4x – 2.6x (1.0x)
	27,872,723	Market comparable companies	EBITDA multiples	7.3x – 11.0x (8.4x)
Other Corporate Debt	88,163,213	Market quotations	Indicative bid/ask quotes	1(1)
	13,771,640	Market comparable companies	EBITDA multiples	7.6x – 7.8x (7.7x)
Equity	6,617,084	Income approach	Discount rate	7.3% – 26.2% (7.7%)
	41,442,919	Market quotations	Indicative bid/ask quotes	1(1)
	1,767,102	Market comparable companies	Revenue multiples	0.3x – 2.6x (1.6x)
	16,254,957	Market comparable companies	EBITDA multiples	5.0x – 11.0x (7.7x)
$1,204,168,571

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the year ended December 31, 2016 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$907,967,337	$89,314,530	$49,956,123
Net realized and unrealized gains (losses)	5,606,311	(4,283,483)	(4,803,878)
Acquisitions *	479,811,414	30,687,836	30,306,611
Dispositions	(382,143,047)	—	(10,611,212)
Transfers out of Level 3 †	(26,300,274)	(46,265,760)	—
Transfers into Level 3 ‡	51,102,716	32,481,730	—
Reclassifications within Level 3 §	—	—	(325,743)
Ending balance	$1,036,044,457	$101,934,853	$64,521,901

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$10,308,166	$(4,283,483)	$(4,684,951)
______________

*	Includes payments received in kind and accretion of original issue and market discounts

†	Comprised of five investments that transferred to Level 2 due to increased observable market activity

‡	Comprised of seven investments that transferred from Level 2 due to reduced trading volumes

§	Comprised of two investments that reclassified to Advisor Valuation

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$1,124,504	$—	$2,428,217
Net realized and unrealized losses	(965,608)	—	(776,175)
Acquisitions *	1,050,297	—	192
Dispositions	(1,101,994)	—	(417,816)
Reclassifications within Level 3 †	—	—	325,743
Ending balance	$107,199	$—	$1,560,161

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(923,543)	$—	$(1,192,560)
______________

*	Includes payments received in kind and accretion of original issue and market discounts

†	Comprised of two investments that reclassified from Independent Third-Party Valuation

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

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

Foreign Investments

The Partnership may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 0.6% and 0.2% of total investments at December 31, 2017 and December 31, 2016, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at December 31, 2017 and December 31, 2016 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

Derivatives

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

2. Summary of Significant Accounting Policies — (continued)

In order to mitigate certain currency exchange and interest rate risks, the Partnership may enter into certain derivative transactions. All derivatives are subject to a master netting agreement and are reported at their gross amounts as either assets or liabilities in the Consolidated Statements of Assets and Liabilities. Transactions entered into are accounted for using the mark-to-market method with the resulting change in fair value recognized in earnings for the current period. Risks may arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts and from unanticipated movements in interest rates and the value of foreign currencies relative to the U.S. dollar. Certain derivatives may also require the Partnership to pledge assets as collateral to secure its obligations. The Partnership was required under the terms of its swap agreement to pledge assets as collateral to secure its obligation. As of December 31, 2017, $0.8 million of cash was held as collateral and was included in cash and cash equivalents in the Consolidated Statements of Assets and Liabilities.

During the year ended December 31, 2017, the Partnership entered into a cross currency basis swap with a notional amount of $7.2 million. The cross currency basis swap is reported in the Consolidated Statements of Assets and Liabilities as unrealized depreciation on swaps.  Gains and losses from derivatives during the year ended December 31, 2017 were included in net realized and unrealized loss on investments in the Consolidated Statements of Operations as follows:

Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)
Cross currency basis swap	$—	$(603,745)

During the year ended December 31, 2016, the Partnership entered into a GBP put option with a notional amount of £2.7 million.  During the year ended December 31, 2016, the Partnership's interest rate cap with a notional amount of $25.0 million expired and the Partnership exited a cross currency swap with a notional amount of $16.4 million. Gains and losses from derivatives during the year ended December 31, 2016 were included in net realized and unrealized loss on investments in the Consolidated Statements of Operations as follows:

Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)
Put option	$—	$—
Cross currency basis swap	2,746,072	(3,229,442)
Interest rate cap	(51,750)	51,750

Valuations of derivatives are determined using observable market inputs other than quoted prices in active markets for identical assets and, accordingly, are classified as Level 2 in the GAAP valuation hierarchy.

Deferred Debt Issuance Costs

Costs of approximately $1.1 million were incurred during 2017 in connection with extending the TCPC Funding Facility (see Note 4). Costs of approximately $0.5 million and $1.2 million were incurred during 2017 and 2016, respectively, in connection with placing the SBA Debentures (see Note 4). These costs were deferred and are being amortized on a straight-line basis over the estimated life of the respective instruments. The impact of utilizing the straight-line amortization method versus the effective-interest method is not material to the operations of the Partnership.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

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

Cost and unrealized appreciation and depreciation of the Partnership’s investments (including derivatives) for U.S. federal income tax purposes at December 31, 2017 and December 31, 2016 were as follows:

	December 31, 2017	December 31, 2016
Unrealized appreciation	$40,379,148	$33,945,996
Unrealized depreciation	(73,606,938)	(65,041,945)
Net unrealized depreciation	$(33,227,790)	$(31,095,949)

Cost	$1,547,156,748	$1,346,065,819

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

December 31, 2017

2. Summary of Significant Accounting Policies — (continued)

companies and similar entities. The adoption of this pronouncement did not have a material impact on the Partnership’s consolidated financial statements.

The Partnership also adopted ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs as well as ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015. Together, these ASUs required, in most cases, that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Debt issuance costs incurred in connection with line-of-credit arrangements, however, may continue to be presented as an asset in the balance sheet. The adoption of these ASUs resulted in the reclassification of certain debt issuance costs related to the Term Loan and SBA Debentures (as defined in Note 4) from deferred debt issuance costs to debt in the Consolidated Statements of Assets and Liabilities. As of December 31, 2017 and December 31, 2016, $2.8 million and $2.7 million in debt issuance costs, respectively, were included in debt in the Consolidated Statements of Assets and Liabilities.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Under this new pronouncement, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 applies to all entities and, for public entities, is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early application is permitted. The adoption of this pronouncement will not have a material impact on the Partnership’s consolidated financial statements.

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

December 31, 2017

3. Management Fees, Incentive Compensation and Other Expenses

The Partnership’s management fee is calculated at an annual rate of 1.5% of total assets (excluding cash and cash equivalents) of TCPC on a consolidated basis as of the beginning of each quarter and is payable to the Advisor quarterly in arrears.

Incentive compensation is only paid to the extent that TCPC's total performance exceeds a cumulative 8% annual return since January 1, 2013 (the “Total Return Hurdle”). The incentive compensation equals 20% of net investment income (reduced by preferred dividends) and 20% of net realized gains (reduced by any net unrealized losses), subject to the Total Return Hurdle. The incentive compensation is payable quarterly in arrears as an allocation and distribution to the General Partner and is calculated as the difference between cumulative incentive compensation earned since January
1, 2013 and cumulative incentive compensation paid since January 1, 2013. A reserve for incentive compensation is allocated to the account of the General Partner based on the amount of additional incentive compensation that would have been distributable to the General Partner assuming a hypothetical liquidation of TCPC and the Partnership at net asset value on the balance sheet date. The General Partner’s equity interest in the Partnership is comprised entirely of such reserve amount, if any. As of December 31, 2017 and December 31, 2016, no such reserve was allocated.

The Partnership bears all expenses incurred in connection with its business, including fees and expenses of outside contracted services, such as custodian, administrative, legal, audit and tax preparation fees, costs of valuing investments, insurance costs, brokers’ and finders’ fees relating to investments, and any other transaction costs associated with the purchase and sale of investments.

4. Leverage

Leverage is comprised of amounts outstanding under a senior secured revolving credit facility issued by the Partnership (the “SVCP Revolver”) , amounts outstanding under a term loan issued by the Partnership prior to its full repayment on August 9, 2017 (the “Term Loan” and together with the SVCP Revolver, the “SVCP Facility”), amounts outstanding under a senior secured revolving credit facility issued by TCPC Funding (the “TCPC Funding Facility”), debentures guaranteed by the SBA (the “SBA Debentures”) and, prior to the repurchase and retirement of remaining interests on September 3, 2015, amounts outstanding under a preferred equity facility issued by the Operating Company (the “Preferred Interests”).

Total leverage outstanding and available at December 31, 2017 was as follows:

	Maturity	Rate	Carrying Value	Available	Total Capacity
SVCP Revolver	2018	L+2.50%*	$57,000,000	$59,000,000	$116,000,000
TCPC Funding Facility	2021	L+2.50%†	175,000,000	175,000,000	350,000,000
SBA Debentures	2024−2028	2.57%‡	83,000,000	67,000,000	150,000,000
Total leverage			315,000,000	$301,000,000	$616,000,000
Unamortized issuance costs			(2,776,095)
Debt, net of unamortized issuance costs			$312,223,905
______________

*	Based on either LIBOR or the lender’s cost of funds, subject to certain limitations

†	Or L+2.25% subject to certain funding requirements

‡
Weighted-average interest rate on pooled loans, excluding fees of 0.36%. As of December 31, 2017, $8.0 million if the outstanding amount was not yet pooled, and bore interest at a temporary rate of 1.79% plus fees of 0.35% through March 20, 2018, the date of the next SBA pooling.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

 Notes to Consolidated Financial Statements (Continued)

December 31, 2017

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

The combined weighted-average interest rates on total leverage outstanding at December 31, 2017 and December 31, 2016 were 3.54% and 3.23%, respectively.

Total expenses related to debt include:

	Year Ended December 31,
	2017	2016	2015
Interest expense	$12,324,713	$12,560,699	$9,421,079
Amortization of deferred debt issuance costs	2,096,925	1,872,826	1,549,655
Commitment fees	1,574,829	1,289,330	1,155,096
Total	$15,996,467	$15,722,855	$12,125,830

Outstanding leverage is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of December 31, 2017, the estimated fair values of the SVCP Revolver, the TCPC Funding Facility and the SBA Debentures approximated their carrying values. The estimated fair values of the SVCP Revolver, the TCPC Funding Facility and the SBA Debentures are determined by discounting projected remaining payments using market interest rates for borrowings of the Partnership and entities with similar credit risks at the measurement date. At December 31, 2017, the estimated fair values of the SVCP Revolver, the TCPC Funding Facility and the SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

 Notes to Consolidated Financial Statements (Continued)

December 31, 2017

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

Advances under the SVCP Revolver bear interest at an annual rate of 2.50% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). In addition to amounts due on outstanding debt, the SVCP Revolver accrues commitment fees of 0.20% per annum on the unused portion of the facility, or 0.25% per annum when less than $46.4 million in borrowings are outstanding. The SVCP Revolver may be terminated, and any outstanding amounts thereunder may become due and payable, should the Partnership fail to satisfy certain financial or other covenants. As of December 31, 2017, the Partnership was in full compliance with such covenants.

SBA Debentures

As of December 31, 2017, the SBIC is able to issue up to $150.0 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of December 31, 2017, the Partnership had committed $75.0 million of regulatory capital to the SBIC, all of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of LIBOR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.
SBA Debentures outstanding as of December 31, 2017 were as follows:

Issuance Date	Maturity	Debenture Amount	Fixed Interest Rate		SBA Annual Charge
Pooled loans:
September 24, 2014	September 1, 2024	$18,500,000	3.02%		0.36%
March 25, 2015	March 1, 2025	9,500,000	2.52%		0.36%
September 23, 2015	September 1, 2025	10,800,000	2.83%		0.36%
March 23, 2016	March 1, 2026	4,000,000	2.51%		0.36%
September 21, 2016	September 1, 2026	18,200,000	2.05%		0.36%
September 20, 2017	September 1, 2027	$14,000,000	2.52%		0.36%
		$75,000,000	2.57%	*
Non-pooled loans:
October 20, 2017	March 20, 2018	8,000,000	1.79%		0.35%
		$83,000,000
_____________

*	Weighted-average interest rate on pooled loans

SBA Debentures outstanding as of December 31, 2016 were as follows:

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

 Notes to Consolidated Financial Statements (Continued)

December 31, 2017

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

Borrowings under the TCPC Funding Facility bear interest at a rate of LIBOR plus either 2.25% or 2.50% per annum, subject to certain funding requirements, plus an administrative fee of 0.25% per annum. In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.50% per annum on the unused portion of the facility, or 0.75% per annum when the unused portion is greater than 33% of the total facility, plus an administrative fee of 0.25% per annum. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding fail to satisfy certain financial or other covenants. As of December 31, 2017, TCPC Funding was in full compliance with such covenants.
Preferred Interests
As of December 31, 2017 and 2016, no Preferred Interests were outstanding. On June 30, 2015, the Partnership repurchased and retired 1,675 of the previously outstanding 6,700 Preferred Interests at a price of $31.8 million. On September 3, 2015, the Partnership repurchased and retired the remaining 5,025 Preferred Interests outstanding at a price of $100.5 million.
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

December 31, 2017

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

December 31, 2017

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

The Consolidated Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at December 31, 2017 and December 31, 2016 as follows:

		Unfunded Balances
Issuer	Maturity	December 31, 2017	December 31, 2016
Alera Group Intermediate Holdings, Inc.	12/30/2021	$375,000	$833,333
Alera Group Intermediate Holdings, Inc.	12/30/2022	759,546	759,547
Alpheus Communications, LLC	5/31/2018	N/A	357,419
AP Gaming I, LLC	12/20/2018	N/A	12,500,000
Applause App Quality, Inc.	9/20/2022	1,509,820	N/A
Asset International, Inc.	7/31/2020	N/A	1,325,721
Auto Trakk SPV, LLC	12/21/2021	6,996,308	3,827,058
Bisnow, LLC	4/29/2021	1,200,000	1,200,000
Caliber Home Loans, Inc.	6/30/2020	2,888,889	6,666,667
Datto, Inc.	12/7/2022	2,207,152	N/A
Domo, Inc.	2/1/2021	15,296,962	N/A
Edmentum, Inc.	6/9/2020	1,179,005	3,368,586
Enerwise Global Technologies, Inc.	11/30/2017	4,000,000	4,000,000
Foursquare Labs, Inc.	6/1/2020	3,750,000	N/A
IAS Investco, Inc.	1/24/2021	7,542,857	N/A
Hylan Datacom & Electrical, LLC	7/25/2016	N/A	1,247,989
iGM RFE1 B.V.	10/12/2021	N/A	855,935
InMobi, Inc.	12/31/2019	8,299,181	7,500,000
JAMF Holdings, Inc.	11/13/2022	1,214,052	N/A
Lithium Technologies, LLC	10/3/2022	1,528,136	N/A
Marketo, Inc.	8/16/2021	1,704,545	1,704,545
Mesa Airlines, Inc.	2/28/2022	N/A	9,268,182
Mesa Airlines, Inc.	12/31/2022	N/A	9,731,591
Patient Point Network Solutions, LLC	6/26/2022	440,474	N/A
Pegasus Business Intelligence, LP (Onyx Centersource)	12/20/2021	671,356	671,356
Pulse Secure, LLC	5/1/2022	1,342,516	N/A
RM OpCo, LLC (Real Mex)	3/30/2018	1,298,304	N/A
Tradeshift Holdings, Inc.	9/1/2020	8,411,713	N/A
VSS-Southern Holdings, LLC	11/3/2020	856,164	856,164
Videology Tech Technologies, LLC	1/10/2020	10,673,794	N/A
Xactly Corporation	7/31/2022	1,405,501	N/A
Total Unfunded Balances		$85,551,275	$66,674,093

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

6. Related Party Transactions

TCPC, the Partnership, TCPC Funding, the SBIC, the Advisor, the General Partner and their members and affiliates may be considered related parties. From time to time, the Partnership advances payments to third parties on behalf of TCPC which are reimbursable through deductions from distributions to TCPC. At December 31, 2017 and December 31, 2016, no such amounts were outstanding. From time to time, the Advisor advances payments to third parties on behalf of the Partnership and receives reimbursement from the Partnership. At December 31, 2017 and December 31, 2016, amounts reimbursable to the Advisor totaled $0.4 million and $0.3 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to an administration agreements between the Administrator and the Partnership (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Partnership, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Partnership. For the year ended December 31, 2017, 2016 and 2015, expenses allocated pursuant to the Administration Agreements totaled $2.3 million, $1.7 million and $1.6 million, respectively.

7. Distributions

The Partnership’s distributions are recorded on the record date. The timing of distributions is determined by the General Partner, which has provided the Advisor with certain criteria for such distributions.

8. Subsequent Events

On January 29, 2018, the Partnership amended and restated its limited partnership agreement, effective as of January 1, 2018, to convert the existing incentive compensation structure from a profit allocation and distribution to the General Partner into a fee payable to the Advisor.

On February 26, 2018, the Partnership established a new $100 million revolving, multi-currency credit facility with ING Capital LLC, as administrative agent (the “Credit Facility”).  The Credit Facility matures on February 28, 2022 and generally bears interest at LIBOR plus 2.25%.  This new credit facility replaces the previous SVCP Revolver which generally bore interest at LIBOR plus 2.50%.

On February 27, 2018, TCPC’s board of directors declared a first quarter regular dividend of $0.36 per share payable on March 30, 2018 to stockholders of record as of the close of business on March 16, 2018.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

9. Financial Highlights

The financial highlights with respect to the common limited partner are as follows:

	Year Ended December 31,
	2017	2016	2015	2014	2013

Return on invested assets (1)	11.3%	12.5%	9.4%	9.7%	13.6%

Gross return to common limited partner	10.1%	12.4%	10.9%	9.4%	17.8%
Less: General Partner incentive allocation	(2.1)%	(2.5)%	(2.2)%	(1.9)%	(3.6)%
Return to common limited partner (2)	8.0%	9.9%	8.7%	7.5%	14.2%

Ratios to average common equity: (3)
Net investment income (4)	9.5%	9.7%	13.2%	10.2%	11.5%
Expenses	3.8%	4.5%	4.2%	3.5%	3.4%
Expenses and General Partner allocation	5.7%	6.6%	6.6%	5.6%	6.5%

Ending net assets attributable to common limited partner	$1,288,902,795	$1,031,709,637	$827,455,601	$833,816,090	$552,263,625
Portfolio turnover rate	45.9%	37.9%	37.8%	28.4%	38.9%
Weighted-average leverage outstanding (5)	$323,060,274	$388,295,628	$407,622,740	$290,547,945	$222,471,233
Weighted-average interest rate on leverage (6)	3.8%	3.2%	2.5%	1.8%	1.2%

	December 31,
Asset Coverage:	2017	2016	2015	2014	2013
Series A Preferred Equity Facility:
Interests outstanding	—	—	—	6,700	6,700
Involuntary liquidation value per interest	N/A	N/A	N/A	$20,074	$20,075
Asset coverage per interest	N/A	N/A	N/A	$66,659	$68,255

Revolving Facilities:
Debt outstanding (7)	$315,000,000	$336,500,000	$396,300,000	$223,000,000	$95,000,000
Asset coverage per $1,000 of debt outstanding	$6,513	$4,033	$3,067	$5,312	$8,192
______________

(1)	Return on invested assets is a time-weighted, geometrically linked rate of return and excludes cash and cash equivalents.

(2)	Returns (net of allocations to General Partner and Partnership expenses, including financing costs and management fees) are calculated on a monthly geometrically linked, time-weighted basis.

(3)	These ratios include interest expense but do not reflect the effect of dividends on the preferred equity facility.

(4)	Net of allocation to the General Partner.

(5)	Includes both debt and preferred leverage.

(6)	Includes dividends on the preferred leverage facility.

(7)	Excludes unamortized debt issuance costs which are netted in the Consolidated Statements of Assets and Liabilities.

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

10. Select Quarterly Data (Unaudited)

	2017
	Q4	Q3	Q2	Q1
Total investment income	$47,104,815	$43,288,935	$46,230,626	$39,343,014
Net investment income	35,874,838	32,491,456	35,147,543	28,974,097
Net realized and unrealized gain	(10,282,570)	(7,436,234)	(4,601,519)	(469,960)
Net increase in net assets resulting from operations	$25,592,268	$25,055,222	$30,546,024	$28,504,137

	2016
	Q4	Q3	Q2	Q1
Total investment income	$39,527,322	$38,468,990	$35,595,171	$34,589,282
Net investment income	27,593,507	28,505,118	25,920,337	24,934,913
Net realized and unrealized gain	4,053,638	208,756	2,675,361	(6,823,253)
Net increase in net assets resulting from operations	$31,647,145	$28,713,874	$28,595,698	$18,111,660

	2015
	Q4	Q3	Q2	Q1
Total investment income	$39,616,004	$35,345,832	$38,937,820	$32,815,353
Net investment income	29,580,153	26,532,610	30,215,214	25,017,144
Net realized and unrealized gain	(18,739,472)	(1,886,201)	(2,214,992)	435,554
Gain on repurchase of Series A preferred interests	—	—	1,675,000	—
Preferred dividends	—	(62,294)	(349,907)	(341,939)
Net increase in net assets resulting from operations	$10,840,681	$24,584,115	$29,325,315	$25,110,759

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2017

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Changes in Investments in Affiliates(1)

Year ended December 31, 2017

Security	Dividends or Interest (2)	Fair Value at December 31, 2016	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at December 31, 2017
36th Street Capital Partners Holdings, LLC, Membership Units	$237,398	$6,818,897	$—	$3,630,283	$3,739,948	$(1,612,852)	$12,576,276
36th Street Capital Partners Holdings, LLC, Senior Note, 12%, due 11/1/20	3,531,468	29,203,304	—	—	19,453,808	(17,829,721)	30,827,391
AGY Holding Corp., Common Stock	—	—	—	—	—	—	—
AGY Holding Corp., Senior Secured 2nd Lien Notes, 11%, due 11/15/18	1,019,480	9,268,000	—	—	—	—	9,268,000
AGY Holding Corp., Senior Secured Delayed Draw Term Loan, 12%, due 9/15/18	127,646	1,049,147	—	—	—	—	1,049,147
AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/18	592,465	4,869,710	—	(133)	—	—	4,869,577
Anacomp, Inc., Class A Common Stock	—	1,205,306	—	213,440	—	—	1,418,746
Conergy Asia & ME Pte. Ltd., 1st Lien Term Loan, 10%, due 6/30/2018	2,374	—	—	—	666,667		666,667
Conergy Asia Holdings Limited, Class B Shares	—	—	—	27,700	1,000,000	—	1,027,700
Conergy Asia Holdings Limited, Ordinary Shares	—	—	—	(7,639,487)	7,833,334	—	193,847
Edmentum Ultimate Holdings, LLC, Junior PIK Notes, 10%, due 6/9/20	1,523,633	12,101,483	—	(3,223,635)	1,499,982	—	10,377,830
Edmentum Ultimate Holdings, LLC, Senior PIK Notes, 8.5%, due 6/9/20	257,039	2,846,246	—	—	253,327	—	3,099,573
Edmentum, Inc., Junior Revolving Facility, 5%, due 6/9/20	94,882	—	—	—	5,558,173	(3,368,589)	2,189,584
Edmentum Ultimate Holdings, LLC, Class A Common Units	—	1,123,591	—	(1,123,591)	—	—	—
EPMC HoldCo, LLC, Membership Units	—	210,035	—	—	—	—	210,035
Essex Ocean II, LLC, Membership Units	—	159,045	(103,398)	(55,647)	—	—	—
Globecomm Systems, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 7.625%, 1.25% LIBOR Floor, due 12/11/18	1,229,572	14,480,002	(2,113,201)	(144,800)	1,450,895	(13,672,896)	—
Globecomm Systems, Inc., Senior Secured 1st Lien Incremental Term Loan, LIBOR + 7.625%, 1.25% LIBOR Floor, due 12/11/18	5,322	—	(138)	4,220	204,227	(32,485)	175,824
Globecomm Systems, Inc., Senior Secured 1st Tranche Term Loan, LIBOR + 5.5%, 1.25% LIBOR Floor, due 12/11/21	28,250	—	—	—		—	7,200,000
Globecomm Systems, Inc., Senior Secured 2nd Tranche Term Loan, LIBOR + 8%, 1.25% LIBOR Floor, due 12/11/21	12,750	—	—	—	2,400,000	—	2,400,000
Globecomm Systems, Inc., Senior Secured 3rd Tranche Term Loan, 12.5% PIK, due 12/11/21	8,667	—	—	—	1,248,000	—	1,248,000
Globecomm Systems, Inc., Senior Secured 4th Tranche Term Loan, 12.5% PIK, due 12/11/21	15,667	—	—	—	2,256,000	—	2,256,000
HCT Acquisition, LLC (Globecomm), Membership Units	—	—	—	—	531,575	—	531,575
Iracore International Holdings, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 9%, 1% LIBOR Floor, due 4/13/21	141,935	—	—	—	1,900,733	—	1,900,733
Iracore Investments Holdings, Inc., Class A Common Stock	—	—	—	(718,961)	4,177,710	—	3,458,749
KAGY Holding Company, Inc., Series A Preferred Stock	—	4,607,246	—	6,427,273	—	—	11,034,519
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, LIBOR + 8% PIK, due 7/2/18	2,019,092	21,276,653	—	—	676,937	(5,720,159)	16,233,431
Kawa Solar Holdings Limited, Revolving Credit Facility, 0%, due 7/2/18	291,523	4,000,000	—	—	3,048,850	—	7,048,850
Kawa Solar Holdings Limited, Ordinary Shares	—	—	—	—	—	—	—
Kawa Solar Holdings Limited, Series B Preferred Shares	—	1,395,350	—	(1,395,350)	—	—	—
RM Holdco, LLC (Real Mex), Equity Participation	—	—	—	—		—	—
RM Holdco, LLC (Real Mex), Membership Units	125,944	—	—	—		—	—
RM OpCo, LLC (Real Mex), Convertible 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	175,531	1,943,371	—	(1,255,117)	174,255	—	862,509
RM OpCo, LLC (Real Mex), Senior Convertible 2nd Lien Term Loan B, 8.5%, due 3/30/18	518,652	4,251,368	—	—	2,999,605	—	7,250,973
RM OpCo, LLC (Real Mex), Senior Secured 1st Lien Term Loan Tranche A, 7%, due 3/30/18	346,793	4,871,284	—	—	27,973	—	4,899,257
RM OpCo, LLC (Real Mex), Senior Secured 1st Out Term Loan Tranche A, 8.5%, due 3/30/18	—	—	—	38,949	—	(38,949)	—
RM OpCo, LLC (Real Mex), Senior Secured 2nd Lien Term Loan Tranche B, 8.5%, due 3/30/18	644,597	3,154,770	—	(3,870,242)	715,472	—	—
RM OpCo, LLC (Real Mex), Senior Secured 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	275,444	3,049,555	—	(1,969,541)	273,443	—	1,353,457
United N659UA-767, LLC (Aircraft Trust Holding Company)	159,808	3,191,938	—	331,701		(361,841)	3,161,798
United N661UA-767, LLC (Aircraft Trust Holding Company)	134,558	3,266,101	—	345,978		(383,630)	3,228,449
Wasserstein Cosmos Co-Invest, L.P. (Globecomm), Limited Partnership Units	—	1,530,000	(5,000,000)	3,470,000	—	—	—
______________
Notes to Consolidated Schedule of Changes in Investments in Affiliates:

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2017

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

Special Value Continuation Partners, LP
(A Delaware Limited Partnership)

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2017

Investment	Acquisition Date
Actifio, Inc., Warrants to Purchase Series F Preferred Stock	5/5/17
Avanti Communications Group, PLC (144A), Senior New Money Initial Note, 10%, due 10/1/21	1/26/17
Avanti Communications Group, PLC (144A), Senior Second-Priority PIK Toggle Note, 10%, due 10/1/21	1/26/17
Avanti Communications Group, PLC (144A), Senior Secured Third-Priority Note, 12%, due 10/1/23	1/26/17
CFG Investments Limited, Subordinated Class B Notes, 9.42%, due 11/15/26	11/7/17
Domo, Inc., Warrants to Purchase Series D-2 Preferred Stock	12/5/17
Epic Aero, Inc. (One Sky), Warrants to Purchase Common Stock	12/4/13
Findly Talent, LLC, Membership Units	1/1/14
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
Fuse Media, LLC, Warrants to Purchase Common Stock	8/3/12
GACP I, LP, Membership Units	10/1/15
GlassPoint Solar, Inc., Warrants to Purchase Series C-1 Preferred Stock	2/7/17
Gogo Intermediate Holdings, LLC, Senior Secured Notes, 12.5%, due 7/1/22	6/9/16
Green Biologics, Inc., Convertible Note, 10% PIK, due 6/30/19	7/12/17
Green Biologics, Inc., Warrants to Purchase Stock	12/22/14
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock	9/18/15
Lions Holdings, Inc., (BPA), Series A Warrants to Purchase Common Stock	7/14/17
Lions Holdings, Inc., (BPA), Series B Warrants to Purchase Common Stock	7/14/17
Nanosys, Inc., Warrants to Purchase Common Stock	3/29/16
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Units	10/17/16
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Warrants to Purchase Class A Units	10/17/16
NEG Parent, LLC (CORE Entertainment, Inc.), Class B Warrants to Purchase Class A Units	10/17/16
Shop Holding, LLC (Connexity), Class A Units	6/2/11
Soraa, Inc., Warrants to Purchase Common Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
STG-Fairway Holdings, LLC (First Advantage), Class A Units	12/30/10
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Warrants to Purchase Stock	12/22/15
V Telecom Investment S.C.A. (Vivacom), Common Shares	11/9/12

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
None

Item 9A.     Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2017 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b) Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2017. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017 based upon the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2017.
(c) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B:     Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2018 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2017 and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2018 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2017 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2018 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2017 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2018 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2017 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2018 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2017 and is incorporated herein by reference.
PART IV

Item 15.     Exhibits and Consolidated Financial Statement Schedules

a.	Documents Filed as Part of this Report
The following reports and consolidated financial statements are set forth in Item 8:

b.    Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Number	Description
3.1	Second Amended and Restated Partnership Agreement of the Registrant dated January 29, 2018 (1)
4.1	Statement of Preferences of Preferred Interests (2)
10.1	Form of Investment Management Agreement By and Between Registrant and Tennenbaum Capital Partners, LLC(3)
10.2	Form of Administration Agreement of the Registrant (4)
10.3	Form of Co-Management Agreement of the Registrant (5)
10.4	Custodial Agreement dated as of July 31, 2006 (6)
10.5	Credit Agreement dated July 31, 2006 (7)
10.6	Form of First Amendment to Credit Agreement dated February 28, 2011(8)
10.7	Form of Second Amendment to Credit Agreement dated September 18, 2013(9)
10.8	Form of Loan Financing and Servicing Agreement dated May 15, 2013 (10)
10.9	Form of Amendment No. 1 to Loan Financing and Servicing Agreement dated August 13, 2013(11)
10.10	Form of Amendment No. 2 to Loan Financing and Servicing Agreement dated September 10, 2013(12)
10.11	Form of Sale and Contribution Agreement dated May 15, 2013(13)
10.12
Form of Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of February 19, 2014, by and among TCPC Funding I, LLC, as borrower, each lender and agent from time to time party thereto, Deutsche Bank AG, New York Branch, as administrative agent, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian(15)

10.13
Form of Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of June 9, 2014, by and among TCPC Funding I, LLC, as borrower, each lender and agent from time to time party thereto, Deutsche Bank AG, New York Branch, as administrative agent, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian(16)

12	Computation of Ratios (included in the notes to the financial statements contained in this report)
14.1	Consolidated Code of Ethics of the Registrant and the Advisor(14)
21.1	Subsidiaries of the Registrant*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)*
______________
* Filed herewith.

(1)	Incorporated by reference to Exhibit 3 to the Registrant’s Form 8-K filed on January 30, 2018.

(2)	Incorporated by reference to Exhibit (k)(7) to TCP Capital Corp.’s Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-172669), filed on May 13, 2011.

(3)	Incorporated by reference to Exhibit (k)(8) to TCP Capital Corp.’s Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-172669), filed on May 13, 2011.

(4)	Incorporated by reference to Exhibit (k)(9) to TCP Capital Corp.’s Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-172669), filed on May 13, 2011.

(5)	Incorporated by reference to Exhibit (g)(2) to Registrant's Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 811-21935), filed on October 31, 2006.

(6)	Incorporated by reference to Exhibit 10.2 to Form 10-12G of Registrant (File No. 000-54393), filed May 6, 2011.

(7)	Incorporated by reference to Exhibit 10.5 to Form 10-12G of Registrant (File No. 000-54393), filed May 6, 2011.

(8)	Incorporated by reference to Exhibit 10.6 to Form 10-12G of Registrant (File No. 000-54393), filed May 6, 2011.

(9)	Incorporated by reference to Exhibit 10.01 to TCP Capital Corp.'s Form 8-K, filed September 19, 2013.

(10)	Incorporated by reference to Exhibits 10.01 of TCP Capital Corp.'s Form 8-K filed on May 17, 2013.

(11)	Incorporated by reference to Exhibit 10.02 of TCP Capital Corp.'s Form 8-K filed on September 10, 2013.

(12)	Incorporated by reference to Exhibit 10.01 of TCP Capital Corp.'s Form 8-K filed on September 10, 2013.

(13)	Incorporated by reference to Exhibit 10.02 of TCP Capital Corp.'s Form 8-K filed on May 17, 2013.

(14)	Incorporated by reference to Exhibit (r) to Registrant's Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 811-21935), filed on October 31, 2006.

(15)	Incorporated by reference to Exhibit 10.01 of TCP Capital Corp.’s Form 8-K filed on February 21, 2014.

(16)	Incorporated by reference to Exhibit 10.01 of TCP Capital Corp.’s Form 8-K filed on June 9, 2014.

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

Date	Signature	Title
February 27, 2018	/s/ Howard M. Levkowitz	Chief Executive Officer, Chairman of the
	Howard M. Levkowitz	Board and Director (Principal Executive Officer)

February 27, 2018	/s/ Kathleen A. Corbet	Director
Kathleen A. Corbet

February 27, 2018	/s/ Eric J. Draut	Director
Eric J. Draut

February 27, 2018	/s/ Peter E. Schwab	Director
Peter E. Schwab

February 27, 2018	/s/ Brian F. Wruble	Director
Brian F. Wruble

February 27, 2018	/s/ M. Freddie Reiss	Director
M. Freddie Reiss

February 27, 2018	/s/ Rajneesh Vig	President and Director
Rajneesh Vig

February 27, 2018	/s/ Paul L. Davis	Chief Financial Officer (Principal
	Paul L. Davis	Financial Officer)