Form 10-K/A
period 2017-12-31
Special Value Continuation Partners, LP
filed 2018-04-27
CIK 1370754

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

SPECIAL VALUE CONTINUATION PARTNERS, LP

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2017

i

EXPLANATORY NOTE

This Amendment to Form 10-K (this “Form 10-K/A”) amends the Annual Report on Form 10-K for the year ended December 31, 2017 originally filed on February 27, 2018 (the “Original Report”) by Special Value Continuation Partners, LP (the “Partnership,” “we,” “our” or “us”). We are filing this Form 10-K/A to present the information required by Part III of the Form 10-K as we will not file a definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2017. Terms previously defined in the Original Report have the same meanings in this Form 10-K/A.

Also included in this Form 10-K/A are (i) the signature page, (ii) certifications required of the principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 and (iii) Part IV of the Form 10-K, which has been included solely to allow for filing of the additional certifications. Because no financial statements are contained within this Form 10-K/A, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Report. Other than the information specifically amended and restated herein, this Form 10-K/A does not reflect events occurring after February 27, 2018, the date of the Original Report, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our Original Report and our other filings made with the Securities and Exchange Commission (the “Commission”) subsequent to the filing of the Original Report.

ii

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

The 1940 Act rules require that the Partnership’s Board of Directors consist of at least a majority of independent directors. Under the 1940 Act, in order for a director to be deemed independent, he or she, among other things, generally must not: own, control or hold power to vote, 5% or more of the voting securities; control the Partnership or an investment advisor or principal underwriter to the Partnership; be an officer, director or employee of the Partnership or of an investment advisor or principal underwriter to the Partnership; be a member of the immediate family of any of the foregoing persons; knowingly have a direct or indirect beneficial interest in, or be designated as an executor, guardian or trustee of an interest in, any security issued by an investment advisor or principal underwriter to the Partnership or any parent company thereof; be a partner or employee of any firm that has acted as legal counsel to the Partnership or an investment advisor or principal underwriter to the Partnership during the last two years; or have certain relationships with a broker-dealer or other person that has engaged in agency transactions, principal transactions with, lent money or other property to, or distributed shares on behalf of, the Partnership.

The Board of Directors, in connection with the 1940 Act, as applicable, has considered the independence of members of the Board of Directors who are not employed by Tennenbaum Capital Partners, LLC (the “Advisor”) and has concluded that Kathleen A. Corbet, Eric J. Draut, M. Freddie Reiss, Peter E. Schwab and Brian F. Wruble (the “Independent Directors”) are not “interested persons” as defined by the 1940 Act and therefore qualify as independent directors under the standards promulgated by the 1940 Act. In reaching this conclusion, the Board of Directors concluded that Ms. Corbet and Messrs. Draut, Reiss, Schwab and Wruble had no relationships with the Advisor or any of its affiliates, other than their positions as directors of the Partnership and other than, if applicable, investments in us or other private funds managed by the Advisor that are on the same terms as those of other stockholders and investors.

Each director has been nominated for election as a director to serve as a director of TCPC until the 2019 Annual Meeting of Stockholders of TCPC, or until his or her successor is duly elected and qualifies. None of the Independent Directors has been proposed for election pursuant to any agreement or understanding with any other director or the Partnership. The Partnership is party to an investment advisory agreement with the Advisor. Messrs. Levkowitz and Vig are each a managing partner of the Advisor. In addition, pursuant to the terms of an administration agreement, Series H of SVOF/MM, LLC, the general partner of the Partnership (the “General Partner”), provides, or arranges to provide, the Partnership with the office facilities and administrative services necessary to conduct our day-to-day operations. The General Partner is controlled by the Advisor and its affiliates.

Biographical Information

Name, Address and Age	Position(s) Held with Partnership	Term of Office and Length of Time Served	Principal Occupation(s) During Past Five Years	No. of Portfolios in Fund Complex Overseen	Other Public Company or Investment Company Directorships Held by Director*
Non-Interested Directors

Kathleen A. Corbet 2951 28th Street, Suite 1000, Santa Monica, California 90405 Age: 58	Director, Governance and Compensation Committee Member, Audit Committee Member and Joint Transactions Committee Member	2018; 2017 to present
Ms. Corbet is principal of Cross Ridge Capital, LLC, a firm she founded in 2008, which specializes in private investing and strategic consulting in the fin/tech and data sectors. From 2004 until 2007, Ms. Corbet served as president of Standard & Poor’s, a provider of financial market intelligence. From 1993 until 2004, Ms. Corbet held several executive positions with Alliance Bernstein LP, an investment management and research firm, including as executive vice president and chief executive officer of the Alliance fixed income division. Since 2008, Ms. Corbet has been a director of MassMutual Financial Group, a mutual life insurance company, where she currently serves on the audit and investment committees and has previously served as lead director, chair of the audit committee and as a member of the executive committee. In 2016, Ms. Corbet was elected to serve as a director of CEB Inc., formerly known as Corporate Executive Board, providing best practice insight and technology, where she served on the audit committee. CEB, Inc. was sold to Gartner Group in April 2017. In July 2017, Ms. Corbet was appointed as an independent director to the board of AxiomSL, a private company providing enterprise-wide solutions for regulatory reporting, capital adequacy, risk management, liquidity, compliance and data management. In December 2017, Ms. Corbet was elected to the board of directors of the Waveny LifeCare network and its affiliated companies, a non-profit organization providing a continuum of healthcare services and living options for older adults and their families. Since 2009, Ms. Corbet has been a trustee for The Jackson Laboratory, an independent non-profit, biomedical research institution. Ms. Corbet has earned NACD Fellowship in both Governance and Board Leadership from the National Association of Corporate Directors.
				2 BDCs consisting of 1 Portfolio	None.

Name, Address and Age	Position(s) Held with Partnership	Term of Office and Length of Time Served	Principal Occupation(s) During Past Five Years	No. of Portfolios in Fund Complex Overseen	Other Public Company or Investment Company Directorships Held by Director*
Eric J. Draut 2951 28th Street, Suite 1000, Santa Monica, California 90405 Age: 60	Director, Audit Committee Chair, Governance and Compensation Committee Member and Joint Transactions Committee Member	2018; 2011 to present
From 2011 to present, Mr. Draut has been a Director, Audit Committee Chair, Governance and Compensation Committee Member and Joint Transactions Committee Member. In February 2015, Mr. Draut was appointed to the Board of Thrivent Financial for Lutherans, a registered investment adviser and Fortune 500 Company, and serves on the Operations and Audit Committees of the Board. In February 2015, Mr. Draut was also appointed to the Board of Holy Family Ministries, operator of Holy Family School, where he currently serves as the Interim Chief Executive Officer. From 2001 to 2010 Mr. Draut was Executive Vice President, Chief Financial Officer and a Director of Unitrin Inc. (renamed Kemper Corporation in 2011), a large insurance provider. From 2006 to 2008, he was Treasurer and Director of Lutheran Social Services of Illinois. From 2008 to 2010 and again from 2014 to 2017, Mr. Draut was Chairman of the Board of Lutheran Social Services of Illinois. From 2012 to 2014, Mr. Draut was Executive Chairman and, in 2017, became chairman emeritus, of the Board of Lutheran Social Services of Illinois. From 2007 to 2008, Mr. Draut was Co-Chair of the Finance Committee of the Executive Club of Chicago. From 2004 to 2012, Mr. Draut was a member of the Steering Committee for the Office of Risk Management and Insurance Research at the University of Illinois at Urbana-Champaign. Also, from 2008 to September 2013, Mr. Draut was a Director of Intermec, Inc., where he served as Chairman of the Audit Committee.
				2 BDCs consisting of 1 Portfolio	None.

M. Freddie Reiss 2951 28th Street, Suite 1000, Santa Monica, California 90405 Age: 71	Director, Audit Committee Member, Governance and Compensation Committee Chair and Joint Transaction Committee Member	2018; 2016 to present
From 2016 to present, Mr. Reiss has been a Director, Audit Committee Member, Governance and Compensation Committee Chair and Joint Transaction Committee Member. Mr. Reiss currently serves as an independent director of Woodbridge Group of Companies, a real estate consulting company. From March 2017 to August 2017, Mr. Reiss was an independent director of Classic Party Rentals. From March 2016 to November 2016, Mr. Reiss was a Director, Audit Committee Chair and member of the Nominating and Governance Committee of Ares Dynamic Credit Allocation Fund, Inc, a closed end management investment company. From February 2012 to November 2016, Mr. Reiss was Chairman of the Audit Committee and an independent board member for Contech Engineered Solutions, an engineering solutions provider. From September 2014 to November 2016, Mr. Reiss was Managing Member and Director of Variant Holdings LLC, a real estate operating company. Prior to 2013, Mr. Reiss was Senior Managing Director of FTI Consulting Inc.
				2 BDCs consisting of 1 Portfolio	None.

Name, Address and Age	Position(s) Held with Partnership	Term of Office and Length of Time Served	Principal Occupation(s) During Past Five Years	No. of Portfolios in Fund Complex Overseen	Other Public Company or Investment Company Directorships Held by Director*
Peter E. Schwab 2951 28th Street, Suite 1000, Santa Monica, California 90405 Age: 74	Director, Governance and Compensation Committee Member, Audit Committee Member and Joint Transactions Committee Member	2018; 2012 to present
From 2012 to present, Mr. Schwab has been a Director, Governance and Compensation Committee Member, Audit Committee Member and Joint Transactions Committee Member. Mr. Schwab currently is an emeritus member of the board of advisors for the Entrepreneurial Studies Center at the University of California, Los Angeles School of Business, is a board member for the Cardiovascular Research Foundation of Southern California, a board member of asset based lender, Stonegate Capital, a board member of West Coast Sports Associates, which is a nonprofit organization providing economically disadvantaged children in Southern California the opportunity to participate in sports, and a board member of Brentwood Country Club. Mr. Schwab is also a member of the board of directors of Rexford Industrial Realty, Inc., an NYSE publicly traded real estate investment trust, where he serves on the audit committee, compensation committee, and nominating and corporate governance committee. Mr. Schwab has 39 years of experience in the asset-based lending industry, most recently as chairman and chief executive officer of Wells Fargo Capital Finance, a unit of Wells Fargo & Company. Prior to joining Wells Fargo Capital Finance (and its predecessor firm Foothill Capital Corporation), he was vice president of business development with Aetna Business Credit (now known as Barclays American Business Credit). He started his career as business development officer at the National Acceptance Company of California, an asset based lender.
				2 BDCs consisting of 1 Portfolio	Rexford Industrial Realty, Inc.

Brian F. Wruble 2951 28th Street, Suite 1000, Santa Monica, California 90405 Age: 75	Director, Governance and Compensation Committee Member, Audit Committee Member and Joint Transactions Committee Member	2018; 2015 to present
From 2015 to present, Mr. Wruble has been a Director, Governance and Compensation Committee Member, Audit Committee Member and Joint Transactions Committee Member. Mr. Wruble currently serves on the board of the Institute for Advanced Study, for which he is treasurer, the Jackson Laboratory, for which he is chairman emeritus, and the Oppenheimer Funds New York Board, for which he is chairman. He was a director of the Special Value Opportunities Fund, LLC, an investment fund advised by the Advisor that operated as a registered investment company until the fund de-registered in 2015. He is a past governor of the Association for Investment Management and Research and a past chairman of the Institute of Chartered Financial Analysts. He was a general partner of Odyssey Partners, L.P., and he was a founder of Odyssey Investment Partners, LLC, both private investment firms in New York. Prior to joining Odyssey, Mr. Wruble was president and chief executive officer of the Delaware Group of Mutual Funds. He is a Chartered Financial Analyst and an associate editor of CFA Digest.
				2 BDCs consisting of 1 Portfolio	Oppenheimer Funds.**

Name, Address and Age	Position(s) Held with Partnership	Term of Office and Length of Time Served	Principal Occupation(s) During Past Five Years	No. of Portfolios in Fund Complex Overseen	Other Public Company or Investment Company Directorships Held by Director*
Interested Directors†

Howard M. Levkowitz 2951 28th Street, Suite 1000, Santa Monica, California 90405 Age: 50	Director and Chief Executive Officer	2018; 2006 to present
Mr. Levkowitz is Chair of each of the Fund’s Board of Directors and Chief Executive Officer of TCPC and the Partnership. Prior to 2012, Mr. Levkowitz served as President of TCPC. Mr. Levkowitz serves as executive officer of other consolidated funds managed by the Advisor and is Chair of the Advisor’s Management Committee. From 1999 to 2004 he was a Portfolio Manager at the Advisor. From 2005 to present, he has been a Managing Partner at the Advisor.
				2 BDCs consisting of 1 Portfolio	None.

Rajneesh Vig 2951 28th Street, Suite 1000, Santa Monica, California 90405 Age: 46	Director; President and Chief Operating Officer	2018; 2012 to present (President); 2013 to present (Director and Chief Operating Officer)
In 2012, Mr. Vig became President of TCPC. In 2013, Mr. Vig became a Director and the Chief Operating Officer of TCPC. Mr. Vig is also as an executive officer of other consolidated funds managed by the Advisor. Since 2011, Mr. Vig has been a Managing Partner of the Advisor. From 2009 to 2010, he was a Partner of the Advisor. From 2006 to 2008, he was a Managing Director of the Advisor. Since 2007, Mr. Vig has been a Director of Dialogic Inc., and its predecessor entity, Dialogic Corporation, a communications technology solutions provider.
				2 BDCs consisting of 1 Portfolio	None.

Name, Address and Age	Position(s) Held with Partnership	Term of Office and Length of Time Served	Principal Occupation(s) During Past Five Years	No. of Portfolios in Fund Complex Overseen	Other Public Company or Investment Company Directorships Held by Director*
Executive Officers Who Are Not Directors

Paul L. Davis 2951 28th Street, Suite 1000, Santa Monica, California 90405 Age: 44	Chief Financial Officer	N/A; 2008 to present
Mr. Davis has been the Chief Financial Officer of TCPC since 2008. From 2004 to August 2008, Mr. Davis was Chief Compliance Officer of TCPC and Chief Compliance Officer and Vice President of Finance of the Advisor. From August 2010 to present, he has been Chief Financial Officer of the Advisor and Mr. Davis is Chief Financial Officer of other funds managed by the Advisor.
				N/A	N/A

Elizabeth Greenwood 2951 28th Street, Suite 1000, Santa Monica, California 90405 Age: 54	General Counsel, Secretary and Chief Compliance Officer	N/A; 2007 to present as Secretary; 2008 to present as Chief Compliance Officer; 2017 to present as General Counsel
Ms. Greenwood became Secretary of TCPC in 2007, Chief Compliance Officer in 2008 and General Counsel in 2017. From 2007 to 2008, she was Associate General Counsel at the Advisor; from 2008 to present, she has been General Counsel of the Advisor; from August 2008 to present, she has been Chief Compliance Officer of the Advisor and Ms. Greenwood is General Counsel, Secretary and Chief Compliance Officer of other funds managed by the Advisor.
				N/A	N/A
*	Directorships disclosed under this column do not include directorships disclosed under the column “Principal Occupation(s) During Past Five Years.”
**	Oppenheimer Funds includes the following entities, which are part of a single family of funds: Oppenheimer Capital Appreciation Fund; Oppenheimer Developing Markets Fund; Oppenheimer Discovery Fund; Oppenheimer Discovery Mid Cap Growth; Oppenheimer Dividend Opportunity Fund; Oppenheimer Emerging Markets Innovators Fund; Oppenheimer Equity Income Fund; Oppenheimer Global Fund; Oppenheimer Global Multi-Alternatives Fund; Oppenheimer Global Multi-Asset Growth; Oppenheimer Global Multi-Asset Income Fund; Oppenheimer Global Multi Strategies Fund; Oppenheimer Global Opportunities Fund; Oppenheimer Global Real Estate Fund; Oppenheimer Global Value Fund; Oppenheimer Gold & Special Minerals Fund; Oppenheimer Government Money Market Fund; Oppenheimer Government Institutional Money Market Fund; Oppenheimer International Diversified Fund; Oppenheimer International Growth and Income Fund; Oppenheimer International Growth Currency Hedged Fund; Oppenheimer International Growth Fund; Oppenheimer International Small-Mid Company Fund; Oppenheimer International Value Fund; Oppenheimer Limited-Term Bond Fund; Oppenheimer Macquarie Global Infrastructure Fund; Oppenheimer Master International Value Fund, LLC; Oppenheimer Multi-State Municipal Trust; Oppenheimer Portfolio Series; Oppenheimer Quest For Value Funds/Oppenheimer Fundamental Alternatives Fund; Oppenheimer Quest For Value Funds/Oppenheimer Global Allocation Fund; Oppenheimer Quest For Value Funds/Oppenheimer Mid Cap Value Fund; Oppenheimer Real Estate Fund; Oppenheimer Rising Dividends Fund; Oppenheimer Rochester AMT-Free Municipal Fund; Oppenheimer Rochester AMT-Free New York Municipal Fund; Oppenheimer Rochester Arizona Municipal Fund; Oppenheimer Rochester California Municipal Fund; Oppenheimer Rochester Fund Municipals; Oppenheimer Rochester Intermediate Term Municipal Fund; Oppenheimer Rochester Limited Term California Municipal Fund; Oppenheimer Rochester Limited Term Municipal Fund; Oppenheimer Rochester Limited Term New York Municipal Fund; Oppenheimer Rochester Maryland Municipal Fund; Oppenheimer Rochester Massachusetts Municipal Fund; Oppenheimer Rochester Michigan Municipal Fund; Oppenheimer Rochester Minnesota Municipal Fund; Oppenheimer Rochester North Carolina Municipal Fund; Oppenheimer Rochester Ohio Municipal Fund; Oppenheimer Rochester Short Term Municipal Fund; Oppenheimer Rochester Virginia Municipal Fund; Oppenheimer Series Fund; and Oppenheimer Small Cap Value Fund.
†	Messrs. Levkowitz and Vig are “interested persons” (as defined in the 1940 Act) of the Partnership by virtue of their current positions with the Advisor.

Audit Committee

Our Board of Directors currently has three committees: an Audit Committee, a Governance and Compensation Committee and a Joint Transaction Committee. The Audit Committee operates pursuant to a charter approved by our Board of Directors and met five times during the fiscal year ended December 31, 2017. The Audit Committee currently holds regular meetings on a quarterly basis and special meetings as needed. The charter sets forth the responsibilities of the Audit Committee and can be accessed at http://investors.tcpcapital.com/corporate-governance. The primary function of the Audit Committee is to serve as an independent and objective party to assist the Board of Directors in fulfilling its responsibilities for overseeing all material aspects of our accounting and financial reporting processes, monitoring the independence and performance of our independent registered public accounting firm, providing a means for open communication among our independent accountants, financial and senior management and the Board of Directors, and overseeing our compliance with legal and regulatory requirements. The Audit Committee is presently composed of Ms. Corbet and Messrs. Draut (Chair), Reiss, Schwab and Wruble, each of whom is considered independent for purposes of the 1940 Act and The Nasdaq Global Select Market listing standards. Our Board of Directors has determined that each member of our Audit Committee is an “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K of the Securities Exchange Act of 1934. In addition, each member of our Audit Committee meets the current independence and experience requirements of Rule 10A-3 of the Securities Exchange Act of 1934 and, in addition, is not an “interested person” of the Partnership or of the Advisor as defined in Section 2(a)(19) of the 1940 Act.

Code of Ethics

We and the Advisor have each adopted a code of ethics pursuant to the 1940 Act and, with respect to the Advisor, the Advisers Act that establishes procedures for personal investments and restricts certain personal securities transactions. The code of ethics can be accessed at http://investors.tcpcapital.com/corporate-governance. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements.

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

TCPC owns, and has owned during the entire fiscal year ended December 31, 2017, 100% of our common limited partner interests, and therefore no forms were required to be filed pursuant to Section 16(a).

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

TCPC owns 100% of the common limited partner interests of the Partnership. The following table sets forth, as of April 23, 2018, certain ownership information with respect to the Partnership’s limited partner interests for those persons who may, insofar as is known to us, directly or indirectly own, control or hold with the power to vote, 5% or more of any class of our voting securities.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
5% or more holders
Common Stock	Wells Fargo & Company(1) 420 Montgomery Street San Francisco, California 94163	4,333,913	7.37%
Common Stock	Vaughan Nelson Investment Management, L.P.(2) 660 Travis Street, Suite 6300 Houston, Texas 77002	3,360,875	5.70%
Common Stock	Burgundy Asset Management(3) 181 Bay Street, Suite 4510 Toronto, Ontario M5J 2T3	3,227,242	5.49%
(1)	The amount of beneficial ownership of our shares by Wells Fargo & Company (“Wells Fargo”) contained herein is on a consolidated basis and includes any beneficial ownership of our shares by Wells Fargo Advisors Financial Network, LLC, Wells Fargo Clearing Services, LLC,

Wells Fargo Bank, National Association, and Wells Fargo Securities, LLC, each a subsidiary of Wells Fargo. Wells Fargo has the sole power the vote or direct the vote of 31,562 shares; shared power to vote or to direct the vote of 4,272,943 shares; sole power to dispose of or to direct the disposition of 31,562 shares; and shared power to dispose or to direct the disposition of 4,302,351 shares.

(2)	By reason of investment advisory relationships with the person who owns the common shares of TCPC, Vaughan Nelson Investment Management, L.P. (“Vaughan Nelson”) may be deemed to be the beneficial owner of the reported shares of TCPC’s common stock. Vaughan Nelson Investment Management, Inc., as General Partner of Vaughan Nelson, may be deemed the indirect beneficial owner of the reported shares of TCPC’s common stock. Vaughan Nelson and Vaughan Nelson Investment Management, Inc. have sole power to vote or to direct the vote of 2,400,500 shares; shared power to vote or to direct the vote of 0 shares; sole power to dispose of or to direct the disposition of 3,254,925 shares; and shared power to dispose or to direct the disposition of 105,950 shares. Both Vaughan Nelson and Vaughan Nelson Investment Management, Inc. disclaim beneficial ownership of the reported shares of TCPC’s common stock.
(3)	By reason of investment advisory relationships with the person who owns the common shares of TCPC, Burgundy Asset Management Ltd. (“Burgundy”) may be deemed to be the beneficial owner of the reported shares of TCPC’s common stock. Burgundy has the sole power to vote or to direct the vote of 2,317,344 shares; shared power to vote or to direct the vote of 0 shares; sole power to dispose of or to direct the disposition of 3,227,242 shares; and shared power to dispose or to direct the disposition of 0 shares.

Our directors are divided into two groups — interested directors and independent directors. Interested directors are those who are “interested persons” of the Partnership, as defined in the 1940 Act.

The following table sets forth, as of April 23, 2018, certain information with respect to the beneficial ownership of TCPC’s shares of each current director and executive officer, and the executive officers and directors as a group. As of April 23, 2018, all directors and officers as a group owned less than 1% of TCPC’s outstanding common shares.

Unless otherwise indicated, we believe that each person set forth in the table below has sole voting and investment power with respect to all shares of TCPC he or she beneficially owns and has the same address as TCPC. TCPC’s address is 2951 28th Street, Suite 1000, Santa Monica, California 90405.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Interested Directors
Common Stock	Howard M. Levkowitz(1)	158,461	*
Common Stock	Rajneesh Vig	32,750	*

Independent Directors
Common Stock	Kathleen A. Corbet	6,000	*
Common Stock	Eric J. Draut	51,532	*
Common Stock	M. Freddie Reiss	25,000	*
Common Stock	Peter E. Schwab	8,500	*
Common Stock	Brian F. Wruble	30,000	*

Executive Officers
Common Stock	Paul L. Davis	9,000	*
Common Stock	Elizabeth Greenwood	1,000	*
(1)	The amount of beneficial ownership of our shares by Mr. Levkowitz contained herein includes 112,478 shares owned directly, 30,000 shares owned indirectly as Uniform Transfers to Minors Act custodian for minor children and 15,983 shares owned indirectly through the Elayne Levkowitz Individual Retirement Account.
*	Represents less than 1%.
Item 13.	Certain Relationships and Related Transactions, and Director Independence

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We have entered into an investment management agreement with the Advisor.
•	The General Partner provides us with administrative services necessary to conduct our day-to-day operations. For providing these services, facilities and personnel, the General Partner may be reimbursed by us or TCPC for expenses incurred by the General Partner in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our officers and the General Partner’s administrative staff and providing, at our request and on our behalf, significant managerial assistance to portfolio companies to which we are required to provide such assistance.

•	Pursuant to our limited partnership agreement, the General Partner is Series H of SVOF/MM, LLC. SVOF/MM, LLC is an affiliate of the Advisor and certain classes and series of SVOF/MM, LLC serve as the general partner, managing member or sub-advisor of certain other funds managed by the Advisor.

The Advisor and its affiliates, employees and associates currently do and in the future may manage other funds and accounts. The Advisor and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds or accounts. Accordingly, conflicts may arise regarding the allocation of investments or opportunities among us and those accounts. In general, the Advisor will allocate investment opportunities pro rata among us and the other funds and accounts (assuming the investment satisfies the objectives of each) based on the amount of committed capital each then has available. The allocation of certain investment opportunities in private placements will continue to be subject to Independent Director approval pursuant to the terms of the co-investment exemptive order applicable to us. In certain cases, investment opportunities may be made other than on a pro rata basis. For example, we may desire to retain an asset at the same time that one or more other funds or accounts desire to sell it or we may not have additional capital to invest at a time the other funds or accounts do. If the Advisor is unable to manage our investments effectively, we may be unable to achieve our investment objective. In addition, the Advisor may face conflicts in allocating investment opportunities between us and certain other entities that could impact our investment returns. While our ability to enter into transactions with our affiliates is restricted under the 1940 Act, we have received two exemptive orders from the Commission permitting certain affiliated investments subject to certain conditions. As a result, we may face conflicts of interest on investments made pursuant to the exemptive orders conditions which could in certain circumstances affect adversely the price paid or received by us or the availability or size of the position purchased or sold by us.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements included in the Partnership’s annual report on Form 10-K and a review of financial statements included in the Partnership’s quarterly reports on Form 10-Q, or services that are normally provided by Deloitte in connection with statutory and regulatory filings for the past two fiscal years. Audit fees incurred by TCPC for its fiscal years ended December 31, 2017 and December 31, 2016 were $261,820 and $254,220, respectively, and audit fees incurred by the Partnership for the same fiscal years were $255,460 and $248,040, respectively. TCPC incurred $106,000 and $103,000 for the audit of internal controls under Sarbanes-Oxley Section 404 in conjunction with the fiscal years ended December 31, 2017 or December 31, 2016, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. TCPC incurred audit-related fees with Deloitte in the amount of $245,700 and $112,350 during the fiscal years ended December 31, 2017 and December 31, 2016, respectively. The services comprising such fees related to the filing of TCPC’s registration statement on Form N-2. The Partnership incurred audit-related fees with Deloitte in the amount of $0 and $10,000, respectively, in the same periods.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance, and include services for Ernst & Young LLP provision of tax preparation services and the execution and filing of TCPC’s and the Partnership’s tax returns. The Partnership and TCPC each has a tax year end of December 31. Tax fees incurred by the Partnership were $54,127 and $47,983 in its tax years ended December 31, 2017 and December 31, 2016, respectively. Tax fees incurred by TCPC were $34,421 and $32,500 in its tax years ended December 31, 2017 and December 31, 2016, respectively.

All Other Fees. All other fees would include fees for products and services other than the services reported above. The Partnership incurred no such fees for the past two fiscal years.

The audit committee of the board of directors (the “Audit Committee”) is required to approve all audit engagement fees and terms for the Partnership. The Audit Committee also is required to consider and act upon (i) the provision by the Partnership's independent accountant of any non-audit services to the Partnership, and (ii) the provision by the Partnership's independent accountant of non-audit services to the Partnership and any entity controlling, controlled by, or under common control with the Partnership that provide ongoing services to the Partnership to the extent that such approval (in the case of this clause (ii)) is required under applicable regulations of the Commission.

The Audit Committee pre-approves all audit, review and attest engagements required under the securities laws and regulations provided by the Partnership's independent auditors. The Audit Committee also approves all non-audit services, including tax services, provided to the Partnership by the Partnership's independent auditors and verifies, at the time of pre-approval, that such pre-approved non-audit services would not be prohibited services under securities regulations. The Audit Committee pre-approves all non-audit services provided by the Partnership's independent auditors to the Partnership's investment advisor and to affiliates of the investment advisor that provide ongoing services to the Partnership, but only if the non-audit services have a direct impact on the operations or financial reporting of the Partnership.

PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules
a.	Documents Filed as Part of this Report

The following reports and consolidated financial statements required under this Item 15 were filed with the Commission as part of the Original Report on February 27, 2018:

Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Assets and Liabilities as of December 31, 2017 and 2016
Consolidated Schedule of Investments as of December 31, 2017 and 2016
Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements
Consolidated Schedules of Changes in Investments in Affiliates as of December 31, 2017 and 2016
Consolidated Schedules of Restricted Securities of Unaffiliated Issuers as of December 31, 2017 and 2016
b.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the Commission:

Number	Description
3.1	Third Amended and Restated Partnership Agreement of the Registrant dated April 11, 2018(1)
4.1	Statement of Preferences of Preferred Interests(2)
10.1	Form of Investment Management Agreement By and Between Registrant and Tennenbaum Capital Partners, LLC(3)
10.2	Form of Administration Agreement of the Registrant(4)
10.3	Form of Co-Management Agreement of the Registrant(5)
10.4	Custodial Agreement dated as of July 31, 2006(6)
10.5	Credit Agreement dated July 31, 2006(7)
10.6	Form of First Amendment to Credit Agreement dated February 28, 2011(8)
10.7	Form of Second Amendment to Credit Agreement dated September 18, 2013(9)
10.8	Form of Loan Financing and Servicing Agreement dated May 15, 2013(10)
10.9	Form of Amendment No. 1 to Loan Financing and Servicing Agreement dated August 13, 2013(11)
10.10	Form of Amendment No. 2 to Loan Financing and Servicing Agreement dated September 10, 2013(12)
10.11	Form of Sale and Contribution Agreement dated May 15, 2013(13)
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

12	Computation of Ratios (included in the notes to the financial statements contained in the Original Report)
14.1	Consolidated Code of Ethics of the Registrant and the Advisor(14)
21.1	Subsidiaries of the Registrant(17)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934(18)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934(19)

Number	Description
31.3	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.4	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)(20)
*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3 to the Registrant’s Form 8-K filed on April 12, 2018.
(2)	Incorporated by reference to Exhibit (k)(7) to TCP Capital Corp.’s Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-172669), filed on May 13, 2011.
(3)	Incorporated by reference to Exhibit (k)(8) to TCP Capital Corp.’s Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-172669), filed on May 13, 2011.
(4)	Incorporated by reference to Exhibit (k)(9) to TCP Capital Corp.’s Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-172669), filed on May 13, 2011.
(5)	Incorporated by reference to Exhibit (g)(2) to Registrant's Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 811-21935), filed on October 31, 2006.
(6)	Incorporated by reference to Exhibit 10.2 to Form 10-12G of Registrant (File No. 000-54393), filed May 6, 2011.
(7)	Incorporated by reference to Exhibit 10.5 to Form 10-12G of Registrant (File No. 000-54393), filed May 6, 2011.
(8)	Incorporated by reference to Exhibit 10.6 to Form 10-12G of Registrant (File No. 000-54393), filed May 6, 2011.
(9)	Incorporated by reference to Exhibit 10.01 to TCP Capital Corp.'s Form 8-K, filed September 19, 2013.
(10)	Incorporated by reference to Exhibits 10.01 of TCP Capital Corp.'s Form 8-K filed on May 17, 2013.
(11)	Incorporated by reference to Exhibit 10.02 of TCP Capital Corp.'s Form 8-K filed on September 10, 2013.
(12)	Incorporated by reference to Exhibit 10.01 of TCP Capital Corp.'s Form 8-K filed on September 10, 2013.
(13)	Incorporated by reference to Exhibit 10.02 of TCP Capital Corp.'s Form 8-K filed on May 17, 2013.
(14)	Incorporated by reference to Exhibit (r) to Registrant's Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 811-21935), filed on October 31, 2006.
(15)	Incorporated by reference to Exhibit 10.01 of TCP Capital Corp.’s Form 8-K filed on February 21, 2014.
(16)	Incorporated by reference to Exhibit 10.01 of TCP Capital Corp.’s Form 8-K filed on June 9, 2014.
(17)	Incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K filed on February 27, 2018.
(18)	Incorporated by reference to Exhibit 31.1 of the Registrant’s Annual Report on Form 10-K filed on February 27, 2018.
(19)	Incorporated by reference to Exhibit 31.2 of the Registrant’s Annual Report on Form 10-K filed on February 27, 2018.
(20)	Incorporated by reference to Exhibit 32.1 of the Registrant’s Annual Report on Form 10-K filed on February 27, 2018.

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

Date	Signature	Title
April 27, 2018	/s/ Howard M. Levkowitz	Chief Executive Officer, Chairman of the
	Howard M. Levkowitz	Board and Director (Principal Executive Officer)

April 27, 2018	/s/ Kathleen A. Corbet	Director
Kathleen A. Corbet

April 27, 2018	/s/ Eric J. Draut	Director
Eric J. Draut

April 27, 2018	/s/ Peter E. Schwab	Director
Peter E. Schwab

April 27, 2018	/s/ Brian F. Wruble	Director
Brian F. Wruble

April 27, 2018	/s/ M. Freddie Reiss	Director
M. Freddie Reiss

April 27, 2018	/s/ Rajneesh Vig	President and Director
Rajneesh Vig

April 27, 2018	/s/ Paul L. Davis	Chief Financial Officer (Principal
	Paul L. Davis	Financial Officer)